Form 10KSB
period 2000-12-31
TASKER CAPITAL CORP
filed 2001-06-18
CIK 1084557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the fiscal year ended December 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from            to            .
                                                      ----------    -----------
                                                 Commission file number: 0-32019

                              TASKER CAPITAL CORP.
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

      Nevada                                                     88-0426048
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Suite 314-837 West Hastings Street, Vancouver, BC Canada      V6C 3N6
--------------------------------------------------------      ------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:   (604) 642-6410
                             --------------

Securities registered under Section 12(b) of the Act:     None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock,
                                                               -----------------
                                                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [X]     No    [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10KSB.        [ ]

Issuer's revenues for its most recent fiscal year ended December 31, 2000:  $Nil

Aggregate market value of voting stock held by non-affiliates of the issuer as of June 7, 2001: N/A

Number of shares of common stock, $.001 par value, outstanding on June 7, 2001:
11,262,010

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format: Yes [ ]     No [X]

                                   FORM 10-KSB
                                TABLE OF CONTENTS


PART I
Item 1.     Description of Business                                            1
Item 2.     Description of Property                                           14
Item 3.     Legal Proceedings                                                 14
Item 4.     Submission or Matters to a Vote of Security Holders               14

PART II
Item 5.     Market for Common Equity and Related Stockholder Matters          15
Item 6.     Management's Discussion and Analysis or Plan of Operation         15
Item 7.     Financial Statements                                              18
Item 8.     Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure                               19
PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act                 19
Item 10.    Executive Compensation                                            21
Item 11.    Security Ownership of Certain Beneficial Owners and Management    21
Item 12.    Certain Relationships and Related Transactions                    23
Item 13.    Exhibits and Reports on Form 8-K                                  24

                                     PART I

ITEM 1:   Description of Business

(a)   Business Development

Tasker Capital Corp. (the "Company") was organized as a Nevada corporation on February 2, 1999, to explore for and, if possible, develop mineral properties primarily in the Province of British Columbia, Canada, through its wholly owned subsidiary, Tanuta Ventures Corp. ("Tanuta").

Tanuta was incorporated under the laws of the Province of British Columbia, Canada, on May 13, 1996. Tanuta's head office is Suite 314 - 837 West Hastings Street, Vancouver, British Columbia, V6C 1B6.

(b)   Business of the Company

The Company and Tanuta were organized for the purpose of engaging in the acquisition, exploration of mineral properties, primarily in the Province of British Columbia, Canada. The Company currently has a working capital deficiency of approximately [$95,718] as at December 31, 2000.

The Company does not expect to commence exploration work on its Property until it is listed for trading on the NASD OTC Bulletin Board. At that time the Company intends to raise additional funds from public financings or private placements in order to meet its property payment obligations as discussed herein. However, for the next 12 months, management of the Company plans to satisfy its day to day cash requirements by obtaining loans from certain of the Company's Directors, Officers and/or Shareholders in order to satisfy working capital needs and maintain its Property in good standing. There can be no assurance that the Company will obtain such additional financing on a timely
basis.   To date the Company has not earned revenues and is conducting only minimal business operations.

The Company is in the Exploration Stage and is engaged in the search for mineral deposits which are not in either the Development Stage or Production Stage. It is a new company with a limited operating history. It faces all of the risks inherent in a new business. There can be no assurance that a commercially viable mineral deposit exists on the Company's Property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Alfredo De Lucrezia, President and Director of the Company, is the owner of a painting and decorating business and co-owner of Gala Events, a private company, in addition to being a Director and Officer of two public companies which trade
on the Canadian Venture Exchange.   Maurizio Grande, Director of the Company, is
co-owner of a private company in the marble products industry. Alfredo De Lucrezia and Maurizio Grande do not have formal experience in mineral exploration. However, both Messrs. De Lucrezia and Grande have acted on the board of directors for public mineral exploration companies listed on the Canadian Venture Exchange.

The Company entered into a share exchange agreement dated March 31, 1999 with Tanuta, the Company's wholly owned subsidiary, and the shareholders of Tanuta, whereby the Company agreed to purchase all of the 11,000,010 outstanding common shares of Tanuta in exchange for 11,000,010 common shares of the Company, at a value of nil which is the fair value of the shares exchanged in the transaction with the Tanuta shareholders. Accordingly, Tanuta is a wholly owned subsidiary of the Company. See the section headed "Subsidiaries" herein.

The Company by way of its subsidiary, Tanuta, has an option to acquire an interest in the property described below under the heading "Star, Pul, Sun and Skarn Claims - Acquisition". The Company intends to carry out exploration work on the Property in order to ascertain whether the Property possesses commercially developable quantities of gold and other precious minerals. However, the Company does not expect to commence exploration work on the Property until it is listed for trading on the NASD OTC Bulletin Board. At that time the Company intends to raise additional funds from public financings or private placements in order to meet its property payment obligations discussed below. The Company's option to acquire an interest in the Star, Pul, Sun and Skarn Claims, is its sole property interest.

Star, Pul, Sun and Skarn ClaimsStar, Pul, Sun and Skarn Claims - Acquisition
----------------------------------------------------------------------------

By assignment agreement dated October 15, 1997 (the "Agreement") with Dwight Webb ("Webb") of 321 Alberta Street, New Westminster, British Columbia, Tanuta acquired Webb's right to purchase an undivided 100% interest in Tanuta's mineral property (the "Property"), pursuant to an underlying option agreement dated June 15, 1997 between John M. Mirko ("Mirko") of 541 Hermosa Avenue, North Vancouver, British Columbia and Webb, and subsequent amendment agreements dated January 20, 1998 and August 15, 2000 between Mirko, Webb and Tanuta (collectively the "Underlying Agreements"). The option may be exercised by Tanuta by the cash payment of an aggregate CDN$280,000 (approximately US$186,666) to Mirko and the expenditure of CDN$75,000 (approximately US$50,000) for exploration work on the Property, as follows:

(a) paying Mirko CDN$30,000 (approximately US$20,000) in cash, which amount was paid by the Company in November, 1997;

(b) expending CDN$75,000 (approximately US$50,000) on an exploration work program on the Property, on or before June 15, 1998, which expenditure was made by a series of payments by the Company between August and October, 1997;

(c) paying Mirko an aggregate CDN$250,000 (approximately US$166,666) in cash, as follows: (i) CDN$50,000 (approximately US$33,333) on or before December 15, 2001; (ii) CDN$75,000 (approximately US$50,000) on or before December 15, 2002; and (iii) CDN$125,000 (approximately US$83,333) on or before December 15, 2003.

Pursuant to the Underlying Agreements, the Pul, Sun and Star mineral claims are subject to a 3% net smelter return royalty payable to Cheni Resources Inc. of 1300, 40 University Avenue, Toronto, Ontario ("Cheni") as to a 2.85% interest and Meota Resources Corp. of 1701, 333 - 7th Avenue S.W., Calgary, Alberta ("Meota") as to a 0.15% interest, and the Skarn mineral claim is subject to a 3% net smelter return royalty payable to Mirko (collectively the "NSR"). Pursuant to the terms of the Underlying Agreements Tanuta has the option to purchase up to a maximum of two-thirds of the NSR (being a maximum 2% NSR) payable on the entire Property, by paying Mirko, or his designates or nominees, a total purchase price of up to CDN$2,000,000 (approximately US$1,333,333). Pursuant to the Underlying Agreement, Mirko will pay Cheni and Meota any proceeds received therefrom, on a pro-rata basis and Mirko will not receive any consideration for the purchase by Tanuta of up to a 2% NSR on the Property.

Pursuant to the Underlying Agreement, Tanuta is obligated to contract the first CDN$200,000 (approximately US$133,333) of exploration expenditure work programs to be conducted on the Property to John R. Poloni, B.Sc., P.Eng.

If Tanuta does not fulfill its obligations as set out above, the option shall terminate and Tanuta will forfeit to Webb any interest in the Agreement and Underlying Agreement free and clear of all encumbrances. Any monies already paid by Tanuta will be non-refundable.

To keep the Agreement and the Property in good standing Tanuta must fulfil the obligations as set out above and file assessment work on the claims before their respective due dates. For further particulars of the assessment work to be carried out on the claims and due dates of the claims, refer to the table under the heading "Location and Description" hereunder.

The consideration under the Agreement was determined by arms length negotiations between Tanuta and Webb. Webb, Mirko, Cheni and Meota are all at arm's length to Tanuta.

Tanuta's only property interests, which are subject to an option to acquire, are the Star, Pul, Sun and Skarn mineral claims, also known as the Acapulco Group, which is the subject of an engineering report dated October 15, 1997, prepared by John R. Poloni, B.Sc., P.Eng. ("Report"). Mr. Poloni's Report has been independently reviewed by J.H. Montgomery, Ph.D., P.Eng. of Montgomery Consultants Ltd., pursuant to a letter dated May 21, 1998. Messrs Poloni and Montgomery have no beneficial interest, either directly or indirectly, in the Acapulco Group and they do not own, directly or indirectly, any securities of the Company or of its affiliates, save that the Underlying Agreement provides that Tanuta is obligated to contract the first CDN$200,000 (approximately US$133,333) of exploration expenditure work programs, to be conducted on the Property, to Mr. Poloni.

A copy of the Report is available for inspection during the period of the Offering and for 30 days thereafter at the registered and records office of the Company at Suite 1750, 750 West Pender Street, Vancouver, British Columbia, V6C 2T8. The technical information on the Acapulco Group contained in this section has been extracted or summarized from the Report.

Location and Description
------------------------

The process of maintaining mineral claims in good standing in British Columbia, Canada may be done either by performing assessment work on mineral claims or a company/individual may elect to pay cash in lieu of performing assessment work. In the event that a company/individual elects to pay cash in lieu of assessment work, prior to the expiry date of the mineral claims, a company/individual is required to pay a cash payment per unit to the Mineral Resources of British Columbia. The effect of this payment will maintain the claims in good standing for an additional one year period. A company/individual may elect to pay cash in lieu of performing assessment work on an annual basis for an indefinite amount of time.

The Property consists of 4 mineral claims located at 57 degrees, 12 minutes North Latitude, 127 degrees, 57 minutes West Longitude in the Toodoggone River Area, Omineca Mining Division, in the Province of British Columbia, N.T.S. 94E/2W, more particularly described as follows:

================================================================================
    Name           Number of Units           Record Number      Expiry Date
--------------------------------------------------------------------------------
    Star                 15                     238410          March 26, 2002
--------------------------------------------------------------------------------
    Pul                  12                     238309          March 26, 2002
--------------------------------------------------------------------------------
    Sun                   8                     238411          March 26, 2002
--------------------------------------------------------------------------------
   Skarn                 12                     358286          March 26, 2002
================================================================================

Subsequent to the Company's fiscal year end, in March 2001, the Company paid $2,693 in lieu of assessment work to maintain the claims in good standing until March 26, 2002.

The Property is centered at approximately eight kilometres due east of the Sturdee airstrip and seven kilometres north of the junction of the Firesteel and Finlay Rivers. The Baker Mine and Mill complex is situated at twelve kilometres northwesterly.

Access to the Property is via fixed wing aircraft to the Sturdee airstrip from Prince George or Smithers, and then by helicopter, and additional distance of approximately eight kilometers. Smithers is located approximately 280 kilometres south of the Sturdee airstrip. Access to the Property is via fixed wing aircraft to the Sturdee airstrip from Prince George or Smithers, and then by helicopter, and additional distance of about 8 kilometers. Smithers is located approximately 280 kilometers south of the Sturdee airstrip. The nearest road access is the Baker Mine access road or the main Cheni Mine road south of the Sturdee airstrip.

The main Omineca mine access road from Windy Point on the Provincial Highway #97, north of Prince George is being upgraded by logging companies to the Osilinka camp and then by Royal Oak (Kemess Mine) and the Provincial Government to the area of the Sturdee airstrip. A hydro electric power line is being installed along the access road to supply power to the Kemess Mine.

Exploration and Development History
-----------------------------------

Initial work on parts of the Property dates back to 1972 when Amax located the Dumac Group of claims. In 1977 Cominco located four units covering parts of the present Star and Sun mineral claims. Minas de Cerro Dorado owned the Riga Group located 2 kilometres to the northeast of the Company's Property.

The Report describes a reconnaissance soil geochemical survey on the 4-unit Amigo Group. Mineralization exposed, consisted of skarn type Zn/Cu/Pb/Ag showings occurring at a quartz-monzonite-limestone contact. Reconnaissance soil geochemical sampling was undertaken over the inferred intrusive-limestone contact area in a grid approximately 600 x 600 metres, with sample sites at 50 metre intervals. B-horizon material was sampled and analysis completed and at least three anomalous zones were outlined with the largest being 150 x 100 metres enclosed by the 1500 ppm Zn contour.

S.E.R.E.M. Inc. undertook silt, soil and rock sampling, geological mapping, magnetics, and a V.L.F.-E.M. survey in 1980, 1982 and 1985, finishing with the completion of 864.67 metres of diamond drilling in 1987. Work performed by S.E.R.E.M. Inc. in 1980 included drainage silt sampling, soil sampling along treeline and one grid, preliminary mapping and minor prospecting of approximately 2.1 square kilometres. Samples collected were, silt 35, soil contour 82, soil grid 105 and rock prospecting 25.

The 1980 work covered parts of the Aca and Acapulco claims contiguous on the north to the Pul claim. Further prospecting and trenching were recommended accompanied by a detailed study of fracture patterns to determine trends of mineralization.

In 1985 S.E.R.E.M. Inc. completed geological and geophysical surveys over the Pul, Sun, and Star claims situated immediately south and west of Drybrough Peak. The work consisted of detailed geological mapping and a V.L.F.-E.M. survey, over a re-established survey grid which followed the original grid as closely as possible. A total of 1.3 kilometres of baseline and 12.4 kilometres of crosslines were established.

In 1987, five diamond drill holes were drilled on the Star claim for a total of
864.67 metres.  Drill hole data is as follows:

DDH #87-A-1
-----------

Length:        170.69 metres

Azimuth:       281 degrees

Inclination:   -70 degrees

================================================================================
 Interval            Length                            Assay Data
                ----------------------------------------------------------------
                       M.              Au oz/T            Ag oz/T        Cu%
================================================================================
 122-134              1.0                0.005              0.12         0.034
--------------------------------------------------------------------------------
 134-135              1.0                0.001              0.08         0.036
--------------------------------------------------------------------------------
 135-136              1.0                0.009              0.29         0.212
--------------------------------------------------------------------------------
 136-137              1.0                0.053              2.73         2.670

--------------------------------------------------------------------------------
 137-138              1.0                0.002              0.36         0.480
--------------------------------------------------------------------------------
 138-139              1.0                0.002              0.11         0.032
--------------------------------------------------------------------------------
 139-140              1.0                0.001              0.05         0.016
--------------------------------------------------------------------------------
 140-141              1.0                0.001              0.06         0.009
================================================================================


DDH #87-A-2
-----------

Length:        144.78 metres

Azimuth:       281 degrees

Inclination:   -55 degrees

================================================================================
 Interval            Length                            Assay Data
                ----------------------------------------------------------------
                       M.              Au oz/T            Ag oz/T        Cu%
================================================================================
 74.95-75.95          1.0                0.014              0.59
--------------------------------------------------------------------------------
 75.95-76.95          1.0                0.028              0.53
--------------------------------------------------------------------------------
 76.95-77.95          1.0                0.036              0.60
--------------------------------------------------------------------------------
 77.95-78.95          1.0                0.010              0.18
================================================================================


DDH #87-A-3
-----------

Length:        158.44 metres

Azimuth:       234 degrees

Inclination:   -60 degrees

================================================================================
 Interval            Length                            Assay Data
                ----------------------------------------------------------------
                       M.              Au oz/T            Ag oz/T        Cu%
================================================================================
 93.36-94.36          1.0                0.116              0.61
--------------------------------------------------------------------------------
 94.36-95.36          1.0                0.047              0.36
--------------------------------------------------------------------------------
 95.36-96.36          1.0                0.032              0.24
--------------------------------------------------------------------------------
 96.36-97.36          1.0                0.034              0.29
--------------------------------------------------------------------------------
 97.36-98.36          1.0                0.134              0.57
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 98.36-99.36          1.0                0.099              0.58
--------------------------------------------------------------------------------
 99.36-100.36         1.0                0.093              0.71
--------------------------------------------------------------------------------
 100.36-101.36        1.0                0.125              0.81
--------------------------------------------------------------------------------
 101.36-102.36        1.0                0.093              0.63
--------------------------------------------------------------------------------
 102.36-103.36        1.0                0.063              0.47
--------------------------------------------------------------------------------
 103.36-104.36        1.0                0.069              0.36
--------------------------------------------------------------------------------
 104.36-105.57        1.21               0.046              0.36
================================================================================
 AVG.
================================================================================
 93.36-105.57        12.21               0.078              0.50
================================================================================


================================================================================
 Interval            Length                            Assay Data
                ----------------------------------------------------------------
                       M.              Au oz/T            Ag oz/T        Cu%
================================================================================
 119.80-120.50        0.7                0.099              0.49
--------------------------------------------------------------------------------
 120.50-121.50        1.0                0.037              0.19
--------------------------------------------------------------------------------
 121.50-122.50        1.0                0.007              0.12
--------------------------------------------------------------------------------
 122.50-123.50        1.0                0.011              0.14
--------------------------------------------------------------------------------
 123.50-124.50        1.0                0.041              0.37
--------------------------------------------------------------------------------
 124.50-125.50        1.0                0.065              0.36
--------------------------------------------------------------------------------
  125.50-126.50       1.0                0.168              0.54
--------------------------------------------------------------------------------
 126.50-127.50        1.0                0.071              0.36
--------------------------------------------------------------------------------
 127.50-128.60        1.1                0.018              0.19
--------------------------------------------------------------------------------
 128.60-129.60        1.0                0.052              0.27
--------------------------------------------------------------------------------
 129.60-130.60        1.0                0.031              0.21
--------------------------------------------------------------------------------
 130.60-131.60        1.0                0.020              0.12
--------------------------------------------------------------------------------
 131.60-132.69        1.09               0.036              0.31
--------------------------------------------------------------------------------
 132.69-134.00        1.31               0.047              0.66
--------------------------------------------------------------------------------
 134.00-135.00        1.0                0.031              0.48
--------------------------------------------------------------------------------
 135.00-136.00        1.0                0.032              0.46
--------------------------------------------------------------------------------

================================================================================
 AVG.
--------------------------------------------------------------------------------
 119.80-136.00       16.20               0.047              0.33
================================================================================


DDH #87-A-4
-----------

Length:        229.52 metres

Azimuth:       234 degrees

Inclination:   -70 degrees


================================================================================
 Interval            Length                            Assay Data
                ----------------------------------------------------------------
                       M.              Au oz/T            Ag oz/T        Cu%
================================================================================
 128.10-129.10        1.0                0.013              0.22
--------------------------------------------------------------------------------
 129.10-130.10        1.0                0.006              0.36
--------------------------------------------------------------------------------
 130.10-131.10        1.0                0.035              0.35
--------------------------------------------------------------------------------
 131.10-132.10        1.0                0.018              0.25
--------------------------------------------------------------------------------
 132.10-133.10        1.0                0.059              0.30
--------------------------------------------------------------------------------
 133.10-134.10        1.0                0.003              0.24
================================================================================


DDH #87-A-5
-----------

Length:        161.24 metres

Azimuth:       281 degrees

Inclination:   -60 degrees


================================================================================
 Interval            Length                            Assay Data
                ----------------------------------------------------------------
                       M.              Au oz/T            Ag oz/T        Cu%
================================================================================
 96.0-97.0            1.0                0.004              0.07
--------------------------------------------------------------------------------
 97.0-98.0            1.0                0.023              0.22
--------------------------------------------------------------------------------
 98.0-99.0            1.0                0.070              0.53
--------------------------------------------------------------------------------
 Also:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 130.0-131.0          1.0                0.002              0.66
--------------------------------------------------------------------------------
 131.0-132.0          1.0                0.001              0.32
--------------------------------------------------------------------------------
 132.0-133.0          1.0                0.379              7.175
--------------------------------------------------------------------------------
 133.0-134.0          1.0                0.001              0.04
================================================================================

The 1987 diamond drill program tested only a very small section of the anomalous limestone intrusive contact area, approximately 100 metres in length. The Report states that positive results were obtained in this program. Drill hole 87-A-3 contained a 12.21 metre section which averaged 0.078 Au oz/T and 0.50 Ag oz/T, and 16.20 metres averaging 0.047 Au oz/T and 0.33 Ag oz/T. The highest grade section was obtained in drill hole 87-A-5 where a 1.0 metre interval assayed 0.379 Au oz/T - 7.175 Ag oz/T.

In summary, drill hole 87-A-1 returned low values for gold, silver and copper except for a 1.0 metre interval at 136-137 which assayed 0.053 Au oz/T, 2.73 Ag oz/T and 2.670% Cu. Drill hole 87-A-2 contained (2) one metre intervals of
0.028 and 0.036 Au oz/T. Drill hole 87-A-3 contained (2) wide sections of very positive results as described above. Hole 87-A-4 had (2) one metre sections assaying 0.035 and 0.059 Au oz/T within the skarn-limestone horizon. The highest grade intersection was obtained in drill hole 87-A-5 at 0.379 Au oz/T and 7.175 Ag oz/T.

Further drilling is required to properly explore this area and other anomalous zones.

Geology, Mineral Deposits and Reserves
--------------------------------------

The host rocks consist of Permian Asitka Group or Triassic Takla Group-Limestone with Early Jurassic Omineca intrusion - quartz monzonite-hornblend, pyroxene gabbro. Mineralization consists of gold, silver, copper, lead and zinc occurring in skarn at the contact of limestone with quartz monzonite, with subvertical fractures being the possible fluid mineralization path.

The Asitka Group outcropping along the ridge in the middle of the claim group consists of recrystallized limestone and marble with minor interbeds of feldspar porphyritic andesite. Limestone beds are mapped on the Skarn claim immediately upslope of Drybrough Creek, near the easterly end of line 120N. Along the ridge in the middle of the claim block limestone units strike NW-SE with moderate dips of about 30 degrees to the east.

Omineca intrusive rocks consisting of coarse textured quartz diorite to quartz monzonite underlie the Asitka limestone.

Mineralized skarn zones formed by contact metasomatism are present at the contact of the intrusive rocks and the limestone.

The Report  states:

     "Skarns are exposed at the contact of the limestone with the intrusions all around the ridge at lower elevations on the claim group. Minor skarns along with some quartz dioritic and quartz monzonitic intrusions and lamprophyre dykes are also observed on top of the ridge suggesting the intrusion has an undulating contact with apophyses and embayments.

     The skarns appear to be related to predominantly 160/170/E fractures. The chalcedony fracture fillings (possibly excess silica left over during the skarn-forming reactions) also are related to the same fractures. Tracing of these fractures will possibly lead to skarns hidden within the embayments of the intrusion. Minor skarn also occur along the bedding planes of the limestone unit.

     The skarns primarily consist of magnetite, diopside, grossular garnet and epidote near the intrusion and away from the intrusion they consist of diopside, epidote, wollastonite with minor garnet.

     The intrusion exhibits extensive hydrothermal alteration in the vicinity of the skarns. It is completely bleached of Mafic minerals with intense K-Feldspar alteration and quartz veining. Where exposed, tracing of the alteration zones within the intrusion towards the carbonates lead to skarns.

     MINERALIZATION
     --------------

     Three types of mineralization are present on the claim group. They are the following:

     1. Mineralization consisting of chalcopyrite, bornite, malachite, pyrite, pyrrhotite, magnetite, minor galena and sphalerite with gold values is associated with skarn zones. Grab samples from this type of mineralization are assayed for gold and silver.

     2. The second type of mineralization consists primarily of galena with minor sphalerite in narrow veinlets in limestone. This does not appear to have much potential. Several samples were assayed for silver and gold in 1982.

     3. Chalcopyrite and molybdenum mineralization with associated K-feldspar alteration occurs in the quartz monzonitic phase of the intrusion."

Exploration 1997
----------------

     Survey Grid
     -----------

A survey grid was established over the Property with a central base line bearing N 45 degrees W for 3000 metres, two tie lines at 90+00E and 11O+OOE., respectively, and 58,300 metres of grid lines. Survey stations were established at 50 metre intervals along the lines. Some lines along the eastern side of the grid were not completed because of scarps and talus terrain. A total of 67.3 kilometres of grid, base line and tie lines was established.

     Geochemical Soil Survey
     -----------------------

Soil samples were collected over accessible areas of the established survey grid. A total of 864 samples were collected at 50 metre spacing along the survey lines. Analysis was undertaken in Vancouver using ICP-9 element method for soil samples with gold being done Au wet. Analysis were completed for Ag, As, Co, Cu, Ni, Pb, Sb, Zn and Mo. Assay data has been calculated to determine anomalous parameters and plotted on a series of contour maps, at a scale of 1:5000. Anomalous parameters have been calculated as follows:

================================================================================
 Element                Mean               Background           Anomalous
--------------------------------------------------------------------------------
 Gold                  17 PPb                35 PPb              70 PPb
--------------------------------------------------------------------------------
 Copper                44 PPm                88 PPm             175 PPm
--------------------------------------------------------------------------------
 Molybdenum           2.9 PPm               5.8 PPm            11.6 PPm
--------------------------------------------------------------------------------
 Lead                  75 PPm               150 PPm             300 PPm
--------------------------------------------------------------------------------
 Zinc                 300 PPm               600 PPm            1200 PPm
--------------------------------------------------------------------------------
 Arsenic               18 PPm                36 PPm              72 PPm
--------------------------------------------------------------------------------
 Silver                                                       Greater 2.0 PPm
================================================================================

The results of the soil geochemical survey for gold indicates that the limestone-intrusive contact zone is strongly anomalous with highly positive response forming an oval halo around the height of land defined by the Asitka limestone unit.

An anomalous silver zone greater than two ppm corresponds roughly with the indicated gold soil anomalies. Arsenic response in part does correspond to silver anomalies.

Copper anomalies are not as pronounced as the gold anomalies but also indicate that the contact zone of the limestone/intrusion is an important area for further work. Molybdenum values contoured at greater than 5ppm correspond to copper anomalies in the north central part of the grid. Significant areas of anomalous molybdenum response are shown in the southwest and southeast parts of the survey grid.

Coincident lead/zinc anomalies are found corresponding to the oval halo as indicated for gold response.

     Rock Sampling
     -------------

Thirty-two grab type rock samples were collected of mineralized outcrops over the Property. Analysis was undertaken using I.C.P. methods for eight elements, Ag, As, Co, Cu, Ni, Pb, Sb, Zn and gold fire assay gravimetric finish.

Samples were collected of poorly exposed mineralized outcrops in areas of overburden; along cliff faces with difficult steep slopes; and from talus slopes below cliffs, where outcrop exposures were inaccessible. Generally, grab type samples were taken which are considered as typical of the better mineralized outcrops. In all cases the extent of the mineralization would not be properly defined because of poor exposure (overburden) cover, severe cliff faces or talus environment. Definition of the extent of the mineral showing is to be undertaken as part of the Phase I work program. The samples could better be described as character samples collected from several areas on the Property so as to define and describe the type and extent of the mineral showings. For further information on the character sample findings, a copy of the Report is available for inspection at the registered and records office of the Company at Suite 1750, 750 West Pender Street, Vancouver, British Columbia, V6C 2T8.

     Magnetometer Survey
     -------------------

During the period August to September, a magnetometer survey was completed over the established grid. Approximately 30.0 line kilometres were covered with readings being taken at 50 metre intervals along the lines, which were established at 100 metre spacing.

The main magnetic trends appear to be related to the contact zones between the Asitka Group limestone and the Omineca intrusion where skarn type mineralization has developed. The strongest response is centered near the previous diamond drill hole locations and also south of the westerly flowing creek near the "Cominco Showings" along lines 93N-95N, inclusive. The survey grid is to be extended.

     V.L.F. - E.M. Survey
     --------------------

A V.L.F.-E.M. survey was undertaken over parts of the survey grid to confirm data obtained in work reported by S.E.R.E.M. Inc in 1985. Approximately 13.0 line kilometres of survey was completed. Conductive trends appear to correspond with results obtained in the 1985 work undertaken by S.E.R.E.M. Inc.

     Conclusions
     -----------

The Report states that an examination of survey data from geophysics, Mag and V.L.F.-E.M. in conjunction with soil and rock geochemistry, and supplemented by the small diamond drill program completed in 1987, indicates that the whole limestone intrusive contact zone, whether exposed or hidden, has potential of containing zones of economic mineralization. Some areas along the easterly scarp where gold, silver and copper assays were obtained were not tested with geophysics because of difficult terrain but these may contain zones of economic potential.

Proposed Exploration Program
----------------------------

The Report states that the results of the 1997 surveys are encouraging, indicating that the total area of the limestone/intrusive contact where skarn mineralization has developed warrant follow-up exploration. Chalcedony fracture fillings within the limestone, minor skarns with quartz diorite and monzonite, and lamprophyre dikes observed at the height of land within the limestone could indicate an undulating contact zone. Drilling will initially be undertaken in the area previously drilled, on the Cominco Showing, and where coincident geochemistry and geophysical surveys are strongest.

The Report recommends a two phase work program totalling CDN$546,000 (approximately US$364,000), which recommendations have been made by the Company's independent consulting engineer, John R. Poloni, B.Sc., P.Eng., and which recommendations have been independently reviewed by J.H. Montgomery, Ph.D., P.Eng.

Phase I consists of detailed magnetics and V.L.F.-E.M. surveys, dozer and backhoe trenching along the limestone/intrusive/skarn contact to explore geochemical anomalies, rock sampling and further diamond drilling on the Property, estimated to cost CDN$246,000 (approximately US$164,000). The Company does not expect to commence exploration work on the Property until it is listed for trading on the NASD OTC Bulletin Board. At that time the Company intends to raise additional funds from public financings or private placements in order to carry out its Phase I program.

The Phase I work program will require approximately three months to complete if undertaken during summer months. The Phase II work program will be defined upon the results of the Phase I work program, and will also require approximately three months to complete.

Proposed Budget for Phase I:
----------------------------

================================================================================
Camp Costs (5 men for 30 days @ 100/day)    CDN$15,000 (approximately US$10,000)
--------------------------------------------------------------------------------
Dozer and Backhoe Trenching and Drill       CDN$20,000 (approximately US$13,333)
   moves
--------------------------------------------------------------------------------
Magnetometer Survey                         CDN$8,000 (approximately US$5,333)
--------------------------------------------------------------------------------
V.L.F. - E.M. Survey                        CDN$8,000 (approximately US$5,333)
--------------------------------------------------------------------------------
Rock sampling, trenches and outcrop         CDN$5,000 (approximately US$3,333)
--------------------------------------------------------------------------------
Diamond Drilling - NQ thin wall 900 metres  CDN$90,000 (approximately US$60,000)
   @ $100 per metre
--------------------------------------------------------------------------------
Helicopter support (45 hrs @ $1,000/hr)     CDN$45,000 (approximately US$30,000)
--------------------------------------------------------------------------------
Mobilization and demobilization             CDN$15,000 (approximately US$10,000)
--------------------------------------------------------------------------------
Report and Engineering                      CDN$20,000 (approximately US$13,333)
--------------------------------------------------------------------------------
Contingencies                               CDN$20,000 (approximately US$13,333)
--------------------------------------------------------------------------------
Total:                                    CDN$246,000 (approximately US$164,000)
                                          --------------------------------------
================================================================================

The Phase II work program is contingent on the results of Phase I. However, Phase II will include geophysical surveys, if necessary, trenching, mobilization, camp costs, with the major emphasis on additional diamond drilling and assay analysis, at an estimated cost of CDN$300,000 (approximately US$200,000). In the event the Company proceeds with Phase II, the Company, once listed on the NASD OTC Bulletin Board, intends to raise the additional funds from public financings or private placements.

THERE IS NO KNOWN BODY OF COMMERCIAL ORE ON THIS PROPERTY AND THE PROPOSED PROGRAM IS AN EXPLORATORY SEARCH FOR ORE.

Company's Plan of Operation
---------------------------

The Company does not expect to commence the Phase 1 exploration program on the Property until it is listed for trading on the NASD OTC Bulletin Board. At that time the Company intends to raise additional funds from public financings or private placements in order to meet its exploration and property payment obligations as discussed herein. The Company will assess whether to proceed with Phase 2 of the exploration program upon completion of Phase 1 and an evaluation of the results of the Phase 1 exploration program.


ITEM 2:   Description of Property

The Company has an option to acquire a 100% interest in the Property, as described in detail in Item 1 of this Report under the section entitled "Star, Pul, Sun and Skarn Claims - Acquisition".

The Company does not own or lease any property other than:

1.     its option to acquire an interest in the Property; and

2. the renting of office space for the Company's corporate headquarters in Vancouver, B.C., Canada. The Company presently rents its office space on a month to month basis for CDN$750 (approximately US$500) per month.


ITEM 3:   Legal Proceedings

There are no current or pending material legal proceedings to which the Company is or is likely to be a party or of which any of its property is or is likely to be the subject of.


ITEM 4:   Submission or Matters to a Vote of Security Holders

The Company had an annual meeting of stockholders on December 18, 2000. The following table sets forth certain information relating to each of the matters voted upon at the meeting:

--------------------------------------------------------------------------------
Matters Voted Upon       Votes For     Votes Against   Abstentions   Broker Non-
                                       or Withheld                   Votes
--------------------------------------------------------------------------------
Election of Directors:
1.  Alfredo De Lucrezia   7,251,510          Nil            Nil          Nil
2.  Maurizio Grande       7,251,510          Nil            Nil          Nil
3.  Michael Hu            7,251,510          Nil            Nil          Nil
--------------------------------------------------------------------------------
Ratification of the       7,251,510          Nil            Nil          Nil
employment of the
Company's independent
Auditor, Morgan &
Company, Chartered
Accountants, for the
Company's fiscal year
ending December
31, 2000
--------------------------------------------------------------------------------

                                     PART II

ITEM 5:   Market for Common Equity and Related Stockholder Matters

(a) Market information - There is no public trading market for the Company's Common Stock. The Company intends to apply to have the Common Stock quoted on the OTC Bulletin Board upon effectiveness of its Form 10-SB registration statement and its acceptance by the NASD. No assurance can be given that such application will be approved, and if approved, that an active trading market for the Common Stock will materialize or be maintained.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Common Stock.

As of the date hereof, there are 11,262,010 shares of Common stock that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, and the Company has not agreed to register any shares of Common Stock under the Securities Act of 1933 for sale by security holders. None of the holders of the Company's common shares have any right to require the Company to register its common shares pursuant to the Securities Act of 1933.

(b) Holders - As of the date of this Report, there were approximately thirty-five (35) holders of record of the Company's Common Stock.

(c) Dividends - The Company has not declared any cash dividends for the last 2 fiscal years. There are no dividend restrictions in the Company. The Company has not declared any cash dividends for the last


ITEM 6:   Management's Discussion and Analysis or Plan of Operation

The Company and its wholly owned subsidiary, Tanuta, are in the business of acquiring and exploring mineral properties and do not have a source of revenue at this time.

(a)  Plan of Operation.

As at the financial period ended December 31, 2000, the Company incurred a net loss of $60,388 and as at that date, the Company's current liabilities exceeded its current assets by $95,718.

The Company does not expect to commence exploration work on its Property until it is listed for trading on the NASD OTC Bulletin Board. At that time the Company intends to raise additional funds from public financings or private placements in order to meet its property payment obligations as discussed herein. However, for the next 12 months, management of the Company plans to satisfy its day to day cash requirements by obtaining loans from certain of the Company's Directors, Officers and/or Shareholders in order to satisfy working capital needs and maintain its Property in good standing. As at December 31, 2000, advances of $31,410 have been made to the Company by Alfredo De Lucrezia, the Company's President and a Director. The advances are interest free and have no specified terms of repayment.

The Company will assess whether to proceed with Phase 2 of the exploration program upon completion of Phase 1 and an evaluation of the results of the Phase 1 exploration program.

The Company's engineer has recommended a two phase work program totalling CDN$546,000 (approximately US$364,000). Accordingly, the Company will need to raise CDN$246,000 (approximately US$164,000) to complete Phase I and CND$300,000 (approximately US$200,000) to complete Phase II (if recommended).

Although there is no time limitation to complete the two Phase work program on the Property, the Company must maintain its Property in good standing by filing assessment work on its mineral claims before their expiry dates. Subsequent to the Company's fiscal year end, in March 2001, the Company paid $2,693 in lieu of assessment work to maintain its claims in good standing until March 26, 2002. For a general explanation on the process of maintaining mineral claims in British Columbia, Canada, refer to the section entitled "Location and Description" herein.

In addition, the Company is required to make property option payments totalling CDN$250,000 (approximately US$166,666) in cash, as follows: (i) CDN$50,000 (approximately US$33,333) on or before December 15, 2001; (ii) CDN$75,000 (approximately US$50,000) on or before December 15, 2002; and (iii) CDN$125,000 (approximately US$83,333) on or before December 15, 2003.

Other than maintaining the mineral claims in good standing, the Company does not expect to commence exploration work on the Property until it is listed for trading on the NASD OTC Bulletin Board. At that time the Company intends to raise additional funds from public financings or private placements in order to carry out its initial Phase I program.

To date the Company has not sought to secure sources of financing.

The Company may not be able to raise additional funds in order to earn its interest in its Property. If such funds are not available and the Company does not fulfill its obligations, as set out above, the option shall terminate and the Company will forfeit to Webb any interest in the Agreement and Underlying Agreement free and clear of all encumbrances. Any monies already paid by the Company will be non-refundable.

The Company has incurred a net loss of $298,262 for the period from May 13, 1996 (inception) to December 31, 2000, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Once the Company has listed for trading on the NASD OTC Bulletin Board, Management plans to seek additional capital through public offerings or private placements of its common stock. As discussed in Note 1 of the consolidated audited financials statements, the Company's recurring loss from operations, its difficulties in generating sufficient cash flow to meet its obligations and sustain its operations and its stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated audited financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of any classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company does not expect any significant changes in the number of its employees within the next 12 months.

(b) Management Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis in this section is based on the consolidated financial statements of the Company and its wholly owned subsidiary, Tanuta , and includes the accounts of both companies.

(1)   Full Fiscal Years ended December 31, 1996, 1997, 1998,1999 and 2000

From the date of the incorporation to December 31, 2000, the Company raised $197,337 through the issuance of 11,262,010 common shares, as follows: in February, 1999 the Company completed an offering of 250,000 common shares at a price of $0.001 per share; in March, 1999 the Company completed an offering of 12,000 common shares at a price of $0.05 per share; in April, 1999 the Company issued 11,000,010 common shares, in connection with a share exchange agreement for the acquisition of Tanuta, at a value of nil which is the fair value of the shares exchanged in the transaction with the Tanuta shareholders. Since the Company's inception, $180,493 of the $197,337 that was raised by the Company, was raised by the Company's Canadian subsidiary, Tanuta, in a 1996 equity issuance (net of 1997 cancellations).

The Company had incurred a net loss of $14,237 as at December 31, 1996, $143,437 as at December 31, 1997, $45,387 as at December 31, 1998, $34,518 as at December 31, 1999, and $60,388 as at December 31, 2000. As at December 31, 2000 the Company had an accumulated deficit of $298,262.

Administrative and property exploration and maintenance costs were $14,237 as at December 31, 1996, $143,437 as at December 31, 1997 (which includes $113,851 for mineral exploration and maintenance costs, as discussed under the section "Business of the Company" herein), $45,387 as at December 31, 1998, $34,518 as at December 31, 1999 and $60,388 as at December 31, 2000 (which includes $9,200 for mineral exploration maintenance costs).

As at the period ended December 31, 2000, the Company had an issued and outstanding capital of 11,262,010 common shares.

ITEM 7:   Financial Statements







                              TASKER CAPITAL CORP.
                         (An Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2000 AND 1999
                             (Stated in U.S. Dollars)

                                  AUDITORS' REPORT



To the Shareholders
Tasker Capital Corp.

We have audited the consolidated balance sheets of Tasker Capital Corp. (an exploration stage company) as at December 31, 2000 and 1999, and the consolidated statements of operations and deficit, cash flows and stockholders' equity for the periods ended December 31, 2000, 1999, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999, and the results of its operation, cash flows and changes in stockholders' equity for the periods ended December 31, 2000, 1999, 1998, 1997 and 1996 in accordance with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring loss from operations, its difficulties in generating sufficient cash flow to meet its obligations and sustain its operations and its stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These consolidated financial statements have been restated from those previously presented as explained in Note 9.



Vancouver, B.C.                                             /s/ Morgan & Company

February 7, 2001                                           Chartered Accountants

                              TASKER CAPITAL CORP.
                         (An Exploration Stage Company)

                 CONSOLIDATED BALANCE SHEET (RESTATED - NOTE 9)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                                                DECEMBER 31
                                                            2000          1999
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                                $      244     $     979
   Goods and Services Tax recoverable                       1,813         4,249
                                                       ------------------------
                                                            2,057         5,228
                                                       ------------------------

Mineral Property Interest (Note 4)                           -             -
                                                       ------------------------

                                                       $    2,057    $    5,228
================================================================================

LIABILITIES

Current
   Accounts payable                                    $   66,365    $   42,788
   Advances payable (Note 5)                               31,410          -
                                                       ------------------------
                                                           97,775        42,788
                                                       ------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
    50,000,000 common shares, par value $0.001
    per share at December 31, 2000 and 1999
   Issued and Outstanding:
    11,262,010 at December 31, 2000 and 1999              197,337       197,337

Contributed Surplus                                         5,415         5,415

Cumulative Translation Adjustment                            (208)       (2,438)

Deficit Accumulated During The Exploration Stage         (298,262)     (237,874)
                                                       ------------------------
                                                          (95,718)      (37,560)
                                                       ------------------------
                                                       $    2,057    $    5,228
================================================================================

Approved by the Board of Directors:
========================================

       /s/ Alfredo De Lucrezia                 /s/ Maurizio Grande
--------------------------------------    --------------------------------------

                              TASKER CAPITAL CORP.
                         (An Exploration Stage Company)

                                  CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT (RESTATED - NOTE 9)
                                                           (Stated in U.S. Dollars)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     PERIOD FROM
                                                                                                       DATE OF
                                                                                                     INCORPORATION      INCEPTION
                                                                                                        MAY 13            MAY 13
                                                                                                       1996 TO            1996 TO
                                                YEAR ENDED DECEMBER 31                                DECEMBER 31       DECEMBER 31
                                   2000             1999            1998            1997                 1996              2000
-----------------------------------------------------------------------------------------------------------------------------------
Expenses
   Management fees             $     20,186      $     20,192    $     17,206    $     21,659        $     10,951    $     90,194
   Office and sundry                  4,332             3,421           3,502             640                -             11,895
   Professional fees                 20,614             6,362          19,120             789                -             46,885
   Rent                               6,056             4,543           5,559           6,498               3,286          25,942
   Mineral property costs             9,200              -               -            113,851                -            123,051
                               ---------------------------------------------------------------------------------------------------

Loss For The Period                  60,388            34,518          45,387         143,437              14,237    $    297,967
                                                                                                                     =============

Accumulated Deficit,
 Beginning Of Period,
 as previously reported             216,215           181,402         136,015          14,237                -

Prior Period Adjustment
 (Note 9)                            21,659            21,659          21,659            -                   -

Accumulated Deficit,
 Beginning Of Period,
 as restated                        237,874           203,061         157,674          14,237                -
                               ----------------------------------------------------------------------------------
                                    298,262           237,579         203,061         157,674              14,237

Net Asset Deficiency Of
 Legal Parent At Date Of
 Reverse Take-Over
 Transaction                           -                  295            -               -                   -
                               ----------------------------------------------------------------------------------

Accumulated Deficit,
 End Of Period                 $    298,262      $    237,874    $    203,061    $    156,674        $    14,237
=================================================================================================================
Loss Per Share                 $       0.01      $       0.01    $       0.01    $       0.01        $      0.01
=================================================================================================================
Weighted Average Number
 Of Shares Outstanding           11,262,010        11,262,010      11,262,010      11,262,010         11,262,010
=================================================================================================================

Comprehensive Income (Loss)
   Loss for the period         $    (60,388)     $    (34,518)   $    (45,387)   $   (143,437)       $   (14,237)
   Foreign currency
     translation adjustment           2,230            (1,116)           (579)           (743)              -
                               ----------------------------------------------------------------------------------
                               $    (58,158)     $    (35,634)   $    (45,966)   $   (144,180)       $   (14,237)
=================================================================================================================

                              TASKER CAPITAL CORP.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENT OF CASH FLOWS (RESTATED - NOTE 9)
                            (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     PERIOD FROM
                                                                                                       DATE OF
                                                                                                     INCORPORATION      INCEPTION
                                                                                                        MAY 13            MAY 13
                                                                                                       1996 TO            1996 TO
                                                YEAR ENDED DECEMBER 31                                DECEMBER 31       DECEMBER 31
                                   2000             1999            1998            1997                 1996              2000
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From
 Operating Activities
   Loss for the period
   as restated (Note 9)        $    (60,388)     $    (34,518)   $    (45,387)   $   (143,437)       $    (14,237)   $   (297,967)
                               ---------------------------------------------------------------------------------------------------

Changes In Operating Assets
 And Liabilities
   Goods and Services
    Tax recoverable                   2,436              (250)           289           (4,287)               -             (1,813)
   Accounts payable                  23,577            33,153          8,490          (14,237)             14,236          65,220
                               ---------------------------------------------------------------------------------------------------
Net Cash Used In
 Operating Activities               (34,375)          (1,615)        (36,608)        (161,961)                 (1)       (234,560)
                               ---------------------------------------------------------------------------------------------------

Cash Flows From
 Financing Activities
   Advances payable                  31,410              -               -               -                   -             31,410
   Issue of share capital              -                 -               -            185,907                   1         185,908
   Cash acquired on acquisition
      of subsidiary                    -                  850            -               -                   -                850
   Share subscriptions
      received                         -                 -             16,844            -                   -             16,844
                               ---------------------------------------------------------------------------------------------------
Net Cash Used In
  Financing Activities               31,410               850          16,844         185,907                   1         235,012
                               ---------------------------------------------------------------------------------------------------

Effect Of Exchange
 Rate Changes On Cash                 2,230            (1,116)           (579)           (743)               -               (208)
                               ---------------------------------------------------------------------------------------------------

Increase (Decrease) In Cash            (735)           (1,881)        (20,343)         23,203                -                244

Cash, Beginning Of Period               979             2,860          23,203            -                   -               -
                               ---------------------------------------------------------------------------------------------------

Cash, End Of Period            $        244      $        979    $      2,860    $     23,203        $       -       $        244
==================================================================================================================================

                              TASKER CAPITAL CORP.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENT OF CASH FLOWS (RESTATED - NOTE 9)
                                   (Continued)
                            (Stated in U.S. Dollars)



Supplemental Disclosure of Non-Cash Financing And Investing Activities:

Effective March 31, 1999, the Company acquired 100% of the issued and outstanding shares of Tanuta Ventures Inc. by issuing 11,000,010 common shares at an ascribed value of $Nil (see Note 3).

During the year ended December 31, 1998, 750,000 common shares were surrendered for cancellation for $Nil consideration. The paid-up capital of $5,415 of these shares was transferred to contributed surplus on cancellation.

                              TASKER CAPITAL CORP.
                         (An Exploration Stage Company)

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (RESTATED - NOTE 9)
                            (Stated in U.S. Dollars)

                                                                                                Deficit
                                   Common Stock                                               Accumulated
                      ------------------------------------------
                         Number                    Additional                   Cumulative     During The
                           Of                       Paid-In      Contributed   Translation    Exploration
                         Shares        Amount       Capital        Surplus      Adjustment        Stage           Total
                      -------------------------------------------------------------------------------------------------------------
Issuance of
 common stock                    1  $        1    $      -      $     -        $      -       $      -       $          1
Net loss                   -              -              -             -              -           (14,237)        (14,237)
                      -------------------------------------------------------------------------------------------------------------

Balance, December
 31, 1996                     1              1           -             -              -           (14,237)        (14,236)

Issuance of common
 stock                1,750,000        185,907           -             -              -              -            185,907
Translation
 adjustment                -              -              -             -              (743)          -               (743)
Net loss (Note 9)          -              -              -             -              -          (143,437)       (143,437)
                      -------------------------------------------------------------------------------------------------------------

Balance, December
 31, 1997             1,750,001        185,908           -             -              (743)      (157,674)         27,491

Cancellation of
 common stock          (750,000)        (5,415)          -            5,415           -              -               -
Translation
 adjustment                -              -              -             -              (579)          -               (579)
Net loss                   -              -              -             -              -           (45,387)        (45,387)
                      -------------------------------------------------------------------------------------------------------------

Balance, December
 31, 1998             1,000,001        180,493           -            5,415         (1,322)      (203,061)        (18,475)

                              TASKER CAPITAL CORP.
                         (An Exploration Stage Company)

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (RESTATED - NOTE 9)
                                   (Continued)
                            (Stated in U.S. Dollars)

                                                                                                 Deficit
                                   Common Stock                                                Accumulated
                      ------------------------------------------
                         Number                    Additional                    Cumulative     During The
                           Of                       Paid-In        Contributed   Translation    Exploration
                         Shares        Amount       Capital          Surplus     Adjustment        Stage          Total
                      -------------------------------------------------------------------------------------------------------------
Balances carried
 forward                 1,000,001     180,493           -           5,415          (1,322)      (203,061)        (18,475)

Issuance of
 common stock              100,000      16,844           -            -               -              -             16,844
Increase in issued
 common stock due to
 10 for 1 stock split    9,900,009        -              -            -               -              -               -
Adjustment to number
 of shares issued
 and outstanding as
 a result of the
 reverse take-over
 transaction
  Tanuta Ventures Inc. (11,000,010)       -              -            -               -              -               -
  Tasker Capital Corp.     262,000        -              -            -               -              -               -
Ascribed value of
 shares issued in
 connection with
 the acquisition
 of Tanuta Ventures
 Inc.                   11,000,010        -              -            -               -              -               -
Net asset deficiency
 of legal parent at
 date of reverse
 take-over
 transaction                  -           -              -            -               -              (295)           (295)
Translation adjustment        -           -              -            -             (1,116)          -             (1,116)
Net loss                      -           -              -            -               -           (34,518)        (34,518)
                       ------------------------------------------------------------------------------------------------------------

Balance, December
 31, 1999               11,262,010     197,337           -           5,415          (2,438)      (237,874)        (37,560)

Translation adjustment        -           -              -            -              2,230           -              2,230
Net loss                      -           -              -            -               -           (60,388)        (60,388)
                       ------------------------------------------------------------------------------------------------------------

Balance, December
 31, 2000               11,262,010  $  197,337    $      -      $    5,415     $      (208)   $  (298,262)   $    (95,718)
                       ============================================================================================================

                              TASKER CAPITAL CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999
                             (Stated in U.S. Dollars)



1.   OPERATIONS

     Exploration Stage Activities

     The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

     Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

     As shown in the accompanying financial statements, the Company has incurred a net loss of $297,967 for the period from May 13, 1996 (inception) to December 31, 2000, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.
     Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)  Consolidation

         These financial statements include the accounts of the Company, incorporated in Nevada, and its wholly owned Canadian subsidiary, Tanuta Ventures Corp.

                              TASKER CAPITAL CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999
                             (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     b)  Use of Estimates

         The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

     c)  Option Payments and Exploration Costs

         The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

     d)  Income Taxes

         The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion of all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     e)  Foreign Currency Translation

         The Company's subsidiary's operations are located in Canada and its functional currency is the Canadian dollar. The financial statements of the subsidiary have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. Adjustments arising from the translation of the Company's subsidiary's financial statements are included as a separate component of shareholders' equity.

     f)  Financial Instruments

         The Company's financial instruments consist of cash, Goods and Services Tax recoverable, accounts payable, and advances payable.

                              TASKER CAPITAL CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999
                            (Stated in U.S. Dollars)

2.   SIGNIFICANT ACCOUNTING POLICIES  (Continued)

     f)  Financial Instruments (Continued)

         Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

     g)  Loss Per Share

         Loss per share is calculated using the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding has been adjusted retroactively to include the shares issued in connection with the reverse take-over transaction (Note 3). Fully diluted earnings per share is not shown as the effect is anti-dilutive.


3.   ACQUISITION OF SUBSIDIARY

     Effective March 31, 1999, Tasker Capital Corp. acquired 100% of the issued and outstanding shares of Tanuta Ventures Inc. by issuing 11,000,010 common shares. Since the transaction resulted in the former shareholders of Tanuta Ventures Corp. owing the majority of the voting stock of Tasker Capital Corp., the transaction which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Tanuta Ventures Corp. of the net assets and liabilities of Tasker Capital Corp. Under this purchase method of accounting, the results of operations of Tasker Capital Corp. are included in these financial statements from March 31, 1999.

     Tasker Capital Corp. was incorporated February 2, 1999 and had no operations to the date of its acquisition of Tanuta Ventures Inc. Tasker Capital Corp. had a net asset deficiency at the acquisition date, therefore the 11,000,010 shares issued on acquisition were issued at an ascribed value of $Nil with the net asset deficiency of $295 charged to deficit. Tanuta Ventures Inc. is deemed to be the purchaser for accounting purposes. Accordingly its net assets are included in the balance sheet at their previously recorded amounts. In accordance with reverse take-over accounting, the capital structure remains that of the legal parent, Tasker Capital Corp., while the stated value of share capital becomes that of the accounting acquiror, Tanuta Ventures Corp.

     The acquisition is summarized as follows:

          Current Assets
               Cash                  $    850

          Current Liabilities
               Accounts payable         1,145
                                     --------

          Net Asset Deficiency       $   (295)
                                     ========

                              TASKER CAPITAL CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999
                            (Stated in U.S. Dollars)



4.   MINERAL PROPERTY INTEREST

     By an agreement dated June 15, 1997, as amended, the Company has been assigned an option to acquire a 100% interest, subject to a 3% net smelter return royalty, in certain mineral claims located in the Omineca Mining Division, British Columbia, Canada. Consideration for the assignment are cash payments totalling $25,025 (Cdn $35,000), expenditure of Cdn $75,000 on exploration of the property by June 15, 1998 (completed), and additional cash payments totalling Cdn $250,000 in intervals as follows:

     i)     Cdn $50,000 on or before December 15, 2001
     ii)    Cdn $75,000 on or before December 15, 2002
     iii)   Cdn $125,000 on or before December 15, 2003


5.   RELATED PARTY TRANSACTIONS

     During the periods indicated, the Company incurred the following amounts with a related company:

                                               DECEMBER 31
                          2000        1999        1998         1997       1996
                       ---------------------------------------------------------

     Management fees   $  20,186   $  20,192   $  17,206   $  21,659   $  10,951
                       =========================================================

     Rent              $    -      $    -      $   5,559   $   6,498   $   3,286
                       =========================================================

     As at December 31, 2000, advances of $31,410 have been made to the Company by a related party. The advances are interest free and have no specified terms of repayment.


6.   INCOME TAXES

     No provision for income taxes has been provided in these financial statements due to the accumulated net losses. At December 31, 2000, the Company has net operating loss carryforwards, which expire commencing in 2003 totalling approximately $175,000, the benefits of which have not been recorded.

                               TASKER CAPITAL CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999
                            (Stated in U.S. Dollars)



7.   CONTINGENCIES

     Mineral Property

     The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 4.

     Although the mineral exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining interests.


8.   COMMITMENT

     The Company has entered into a management agreement with a director. The agreement is for management services at CDN $2,500 per month and is renewable annually on November 1.


9.   PRIOR PERIOD ADJUSTMENT

     During the year ended December 31, 2000, the Company adjusted its accounting for mineral property option payments which had previously been capitalized. The adjustment was made in order to reflect the initial expensing of all costs related to the maintenance and exploration of mineral property interests where commercial feasibility has not been established. The adjustment results in a decrease in mineral property interest of $21,659 at December 31, 1997, an increase in loss for the year ended December 31, 1997 of $21,659, and an increase in deficit at December 31, 1997 of $21,659. Loss per share for the year ended December 31, 1997 was unchanged.

ITEM 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no changes in or disagreements with its accountants since its inception in May, 1996.

                                    PART III

ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of the directors, executive officers, promoters control persons of the Company, their present positions with the Company, and their biographical information.

1.   Directors and Officers
     ----------------------

================================================================================
       Name              Age          Position             Office held Since
--------------------------------------------------------------------------------
Alfredo De Lucrezia      33      President, Director     September 15, 1999
--------------------------------------------------------------------------------
Maurizio Grande          52           Director            February 2, 1999
--------------------------------------------------------------------------------
Michael Hu               35           Director            February 2, 1999
--------------------------------------------------------------------------------
Itay Ariel               24      Secretary, Treasurer     February 26, 1999
                                    Vice-President          March 29, 1999
--------------------------------------------------------------------------------


Each Director will hold office until the next Annual General Meeting of Stockholders and until his successor is elected and qualified or until his earlier resignation or removal. Each officer serves at the discretion of the Board of Directors.

Mr. Alfredo De Lucrezia has been President and a Director of the Company since September 15, 1999. Mr. De Lucrezia has a Business Administration Diploma from Capilano College, of Vancouver, British Columbia. From May, 1988 to May, 1998, Mr. De Lucrezia was Co-Owner of Tony's Painting and Decorating, a private British Columbia company, which has been in operation since 1988. From May, 1998 to date, Mr. De Lucrezia has been the President and sole Owner of Tony's Painting and Decorating. Mr. De Lucrezia is also Co-Owner of Gala Events, a private British Columbia company, which has been in operation since 1995. Mr. De Lucrezia does the accounting and manages both of his private companies. Mr. De Lucrezia was President of Solaia Ventures Inc. from January, 1999 to June, 2001. Mr. De Lucrezia still remains a Director of Solaia Ventures Inc. Mr. De Lucrezia was the Chief Financial Officer and a Director of Orex Ventures Inc. from January, 1999 to May, 2001. Both Solaia Ventures Inc. and Orex Ventures Inc. are public companies listed on the Canadian Venture Exchange. As a director of public companies, Mr. De Lucrezia is responsible for carrying out the day to day affairs of the companies, provide liaison with the companies' auditors, accountants and lawyers, develop financial plans for the companies, negotiate financings, as required, for the companies, and co-ordinate the dissemination of news of the companies to the public and shareholders of the companies. During the period 1995 through 1998 Mr. De Lucrezia provided investor relations services for several public junior resource companies listed on the Vancouver Stock Exchange, including Canasia Industries Corp., Golden Temple Mining Corp. and International Croesus Ventures Corp. Mr. De Lucrezia provides management services to the Company (refer to Item 10 - "Executive Compensation" hereunder for further particulars). There is no requirement on Mr. De Lucrezia to provide a fixed amount of time in the service of the Company, however Mr. De Lucrezia spends approximately 60% of his time on the affairs of the Company. The amount of time he spends on Company business will depend on the needs of the Company.

Mr. Maurizio Grande has been a Director of the Company since February 2, 1999. Mr. Grande is the President and Co-Owner of Marble Art Canada, a private company in the business of the manufacture and sale of granite and marble products, since 1979. Through Marble Art Canada and other privately owned holding companies, Mr. Grande has been involved in the real estate and development business for the past 10 years. Clients looking to move or expand into new premises contract Mr. Grande to locate buildings on their behalf and he provides contractor services including, architectural and engineering consulting. Mr. Grande also purchases buildings and other real estate properties for investment
and development purposes.   Mr. Grande was a Director of Orex Ventures Inc., a
public company listed on the Canadian Venture Exchange from January, 1999 to October, 2000. Mr. Grande will provide services to the Company on a part-time basis, as required for the business of the Company. There is no requirement on Mr. Grande to provide a fixed amount of time in the service of the Company, however, Mr. Grande spends approximately 10% of his time on the affairs of the Company. The amount of time he spends on Company business will depend on the needs of the Company.

Mr. Michael Hu has been a Director of the Company since February 2, 1999. Mr. Hu is the Beverage Manager of the Imperial Restaurant of Vancouver, British Columbia, since January, 1991. Mr. Hu will provide services to the Company on a part-time basis, as required for the business of the Company. There is no requirement on Mr. Hu to provide a fixed amount of time in the service of the Company, however, Mr. Hu spends approximately 10% of his time on the affairs of the Company. The amount of time he spends on Company business will depend on the needs of the Company.

Mr. Itay Ariel has been Secretary and Treasurer of the Company since February 26, 1999 and Vice-President of the Company since March 29, 1999. Mr. Ariel is a self-employed jewelry wholesaler. Mr. Ariel will provide services to the Company on a part-time basis, as required for the business of the Company. There is no requirement on Mr. Ariel to provide a fixed amount of time in the service of the Company, however, Mr. Ariel spends approximately 10% of his time on the affairs of the Company. The amount of time he spends on Company business will depend on the needs of the Company.

2.   Promoters
     ---------

The Company does not have any promoters other than the directors or officers of the Company.

3.   Control Persons
     ---------------

Other than the directors or officers of the Company, which are considered control persons of the Company, there are no persons holding greater than 20% of the issued and outstanding shares of the Company.


ITEM 10:   Executive Compensation

The following table sets forth certain information as to the Company's three highest paid executive officers and directors for the fiscal year ended December 31, 2000.

================================================================================
                         Summary Compensation Table
--------------------------------------------------------------------------------
       Name                     Position                 Year          Salary
Alfredo De Lucrezia         President, Director          2000        CDN$30,000
                                                                     (US$20,186)
--------------------------------------------------------------------------------
Maurizio Grande                 Director                 2000            Nil
--------------------------------------------------------------------------------
Michael Hu                      Director                 2000            Nil
================================================================================

The Company's wholly owned Canadian subsidiary, Tanuta, entered into a management agreement dated November 1, 1998 with Alfredo De Lucrezia, whereby Tanuta agreed to pay Mr. De Lucrezia CDN$2,500 (approximately US$1,682) per month for providing management services to the Company and Tanuta. The term of the management agreement is renewable annually.

The Company may during the course of the current year decide to compensate its Officers and Directors for their services. However, the Company does not currently pay and does not intend to pay any compensation to the Officers and Directors serving on the Company's Board of Directors at this time, other than Mr. De Lucrezia.


ITEM 11:   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2000, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group:

================================================================================
Title of Class   Name and Address of          Amount of     Percentage of Class
                   Beneficial Owner           Beneficial   (total outstanding is
                                              Ownership[1]       11,262,010)
--------------------------------------------------------------------------------
 Common Stock      Veronica Beckett              1,000,000             8.9%
                   Farlifangstrasse 21
                   CH - 8126
                   Zumikon, Switzerland
--------------------------------------------------------------------------------
 Common Stock      Wagstall Developments Ltd.[4] 1,000,000             8.9%
                   P.O. Box N8627
                   Nassau, Bahamas
--------------------------------------------------------------------------------
 Common Stock      Elvira Cusano                 1,050,000             9.3%
                   Via Nilolo D'Auzzano 79
                   Firenze, Italy
--------------------------------------------------------------------------------
 Common Stock      Paolo Stinghi                 1,000,010             8.9%
                   873 E 14th Street
                   N. Vancouver,
                   British Columbia
--------------------------------------------------------------------------------
 Common Stock      Vincenzo Marsella             1,000,000             8.9%
                   Wilenhofstrasse 12
                   CH-8185 Ruti, Switzerland
--------------------------------------------------------------------------------
Common Stock       Stuart H. McPherson           1,000,000             8.9%
                   3215 W. 3rd Avenue
                   Vancouver,
                   British Columbia
--------------------------------------------------------------------------------
Common Stock       Nuvo Magazine Ltd.[5]         1,000,000             8.9%
                   200 - 460 Nanaimo Street
                   Vancouver,
                   British Columbia
--------------------------------------------------------------------------------
Common Stock       Pamela Starek                   700,500             6.2%
                   4300 West 9th Avenue
                   Vancouver,
                   British Columbia
--------------------------------------------------------------------------------
Common Stock       M-1 Investments Inc.[6]       1,000,000             8.9%
                   1660 53A Street
                   Vancouver,
                   British Columbia
--------------------------------------------------------------------------------
Common Stock       Gianni Meneghin                 750,000             6.7%
                   453 - 650 West 41st Avenue
                   Vancouver,
                   British Columbia
--------------------------------------------------------------------------------
Common Stock       Tony Ricci                    1,000,500             8.9%
                   3330 Westmount Road
                   W. Vancouver,
                   British Columbia
--------------------------------------------------------------------------------

[1] Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

[2]  No security holder listed above owns any warrants, options or rights.

[3] The officers and directors of the Company do not beneficially own any common shares of the Company.

[4]  Wagstall Developments Ltd. is a private company wholly owned by Brian
     Longpre.

[5]  Nuvo Magazine Ltd. is a private company wholly owned by Pasquale Cusano.

[6]  M-1 Investments Inc. is a private company wholly owned by Carol
     McPherson.


ITEM 12:   Certain Relationships and Related Transactions

None of the Directors or Officers of the Company, nor any proposed nominee for election as a Director of the Company, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of the Company's incorporation or in any presently proposed transaction which, in either case, has or will materially affect the Company, save for the following:

1. The Company's wholly owned Canadian subsidiary, Tanuta, entered into a management agreement dated November 1, 1998 with Alfredo De Lucrezia, the President of the Company, whereby Tanuta agreed to pay Mr. De Lucrezia CDN$2,500 (approximately US$1,682) per month for providing management services to the Company and Tanuta. During the fiscal years ended December 31, 1998, 1999 and 2000 the Company paid Mr. De Lucrezia management fees of $3,364, $20,192 and $20,186, respectively. During the financial period ended December 31, 2000 the Company paid Mr. De Lucrezia management fees of $20,186.

2. During the fiscal years ended December 31, 1996, 1997 and 1998, the Company's wholly owned Canadian subsidiary, Tanuta, paid M-1 Investments Ltd. ("M-1") management fees of $10,951, $21,659 and $13,842, and rent of $3,286, $6,498 and $5,559, respectively. M-1 is a private company wholly owned by Carol McPherson, who is the mother of a former Director of the Company's subsidiary, Tanuta.

3. As at December 31, 2000, advances of $31,410 have been made to the Company by Alfredo De Lucrezia, the Company's President and a Director. The advances are interest free and have no specified terms of repayment.

The Company has not entered into transactions with any member of the immediate families of the above-noted persons, nor is any such transaction proposed.

ITEM 13:  Exhibits and Reports on Form 8-K

(a)  Exhibits

--------------------------------------------------------------------------------
Exhibit 2.1     *Articles of Incorporation
--------------------------------------------------------------------------------
Exhibit 2.2     *Bylaws of the Company
--------------------------------------------------------------------------------
Exhibit 6.1     *Share Exchange Agreement dated March 31, 1999
--------------------------------------------------------------------------------
Exhibit 6.2 *Assignment Agreement dated October 15, 1997 and Underlying Option Agreement dated June 15, 1997
--------------------------------------------------------------------------------
Exhibit 6.3 *Amendment Agreements to the Underlying Option Agreement dated January 20, 1998 and August 15, 2000
--------------------------------------------------------------------------------
Exhibit 6.4     *Management Agreement dated November 1, 1998
--------------------------------------------------------------------------------
Exhibit 10.1    *Consent of Consulting Geologist to use of Report
--------------------------------------------------------------------------------
Exhibit 10.2    *Consent of Consulting Geologist to use of Report
--------------------------------------------------------------------------------

(*) Incorporated by reference from the Registration Statement on Form 10-SB of the Registrant filed with the Commission.

(b)  No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TASKER CAPITAL CORP.
                                             -----------------------------------
                                                                 (Registrant)

Date:     June 7, 2001                   By: /s/ Alfredo De Lucrezia
                                             -----------------------------------
                                             Alfredo De Lucrezia,
                                             President and Director