Form 10QSB
period 2001-03-31
TASKER CAPITAL CORP
filed 2001-06-18
CIK 1084557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2001

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
        Act of 1934

        For the transition period                 to
                                  ---------------    --------------------

          Commission File Number     0-32019
                                  ----------------


                              TASKER CAPITAL CORP.

        (Exact name of small Business Issuer as specified in its charter)


          Nevada                                          88-0426048

-------------------------------------------    ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
-------------------------------
incorporation or organization)
------------------------------

Suite 314-837 West Hastings Street
Vancouver, British Columbia, Canada                        V6C 3N6
-------------------------------------------    ---------------------------------
(Address of principal executive offices)             (Postal or Zip Code)


Issuer's telephone number, including area code:          604-642-6410
                                                --------------------------------

                                         None
       ----------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days     [ X ]  Yes    [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,262,010 Shares of $0.001 par value Common Stock outstanding as of March 31, 2001.

                         PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                              TASKER CAPITAL CORP.
                         (An Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                              TASKER CAPITAL CORP.
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                      MARCH 31     DECEMBER 31
                                                        2001           2000
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                              $       200    $       244
   Goods and Services Tax recoverable                      1,699          1,813
                                                     ---------------------------
                                                           1,899          2,057


Mineral Property Interest                                   -              -
                                                     ---------------------------

                                                     $     1,899    $     2,057
================================================================================

LIABILITIES

Current
   Accounts payable                                  $    72,480    $    66,365
   Advances payable                                       33,625         31,410
                                                     ---------------------------
                                                         106,105         97,775
                                                     ---------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
     50,000,000 common shares, par value
      $0.001 per share at March 31, 2001 and
      December 31, 2000
   Issued and Outstanding:
     11,262,010 at March 31, 2001 and December
      31, 2000                                           197,337        197,337

Contributed Surplus                                        5,415          5,415

Cumulative Translation Adjustment                          6,035           (208)

Accumulated Deficit                                     (312,993)      (298,262)
                                                     ---------------------------
                                                        (104,206)       (95,718)
                                                     ---------------------------

                                                     $     1,899    $     2,057
================================================================================

                              TASKER CAPITAL CORP.
                         (An Exploration Stage Company)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                                                    INCEPTION
                                                                      MAY 13
                                     THREE MONTHS ENDED              1996 TO
                                          MARCH 31                   MARCH 31
                                     2001            2000              2001
--------------------------------------------------------------------------------

Expenses
   Management fees               $      4,762     $      5,027     $     94,956
   Office and sundry                    1,590              240           13,485
   Professional fees                    4,257              111           51,142
   Rent                                 1,429              993           27,371
   Mineral property exploration
     and maintenance costs              2,693             -             125,744
                                 -----------------------------------------------
Loss For The Period                    14,731            6,371     $    312,698
                                                                   =============

Accumulated Deficit,
  Beginning Of Period                 298,262          237,874
                                 ------------------------------
Accumulated Deficit,
  End Of Period                  $    312,993     $    244,540
===============================================================

Loss Per Share                   $       0.01     $       0.01
===============================================================

Weighted Average Number Of
  Shares Outstanding               11,262,010       11,262,010
===============================================================

                              TASKER CAPITAL CORP.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                                    INCEPTION
                                                                      MAY 13
                                     THREE MONTHS ENDED              1996 TO
                                          MARCH 31                   MARCH 31
                                     2001            2000              2001
--------------------------------------------------------------------------------

Cash Flows From
  Operating Activities
   Loss for the period           $    (14,731)    $     (6,371)    $   (312,698)
                                 -----------------------------------------------

Adjustments To Reconcile
  Loss To Net Cash Used By
  Operating Activities
   Change in Goods and Service
     Tax recoverable                      114             (172)          (1,699)
   Change in accounts payable           6,115            5,211           72,185
                                 -----------------------------------------------
Net Cash Used In
  Operating Activities                 (8,502)          (1,332)        (242,212)
                                 -----------------------------------------------

Cash Flows From Financing
  Activities
   Advances payable                     2,215            1,526           33,625
   Issue of share capital                -                -             197,337
   Contributed surplus                   -                -               5,415
                                 -----------------------------------------------
                                        2,215            1,526          236,377
                                 -----------------------------------------------

Effect of Exchange Rate
  Changes On Cash                       6,243              439            6,035
                                 -----------------------------------------------

Increase (Decrease) In Cash               (44)             338              200

Cash, Beginning Of Period                 244              979             -
                                 -----------------------------------------------

Cash, End Of Period              $        200     $      1,317     $        200
================================================================================

                              TASKER CAPITAL CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of March 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2000 audited consolidated financial statements and notes thereto.


2.   NATURE OF OPERATIONS

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


3.   SIGNIFICANT ACCOUNTING POLICIES

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

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)  Consolidation

         These financial statements include the accounts of the Company and its wholly owned Canadian subsidiary, Tanuta Ventures Corp.

                              TASKER CAPITAL CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                               TASKER CAPITAL CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f)  Financial Instruments (Continued)

         Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

     g)  Loss Per Share

         The loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown as the effect is anti-dilutive.

Item 2.   Management's Discussion and Analysis or Plan of Operations


The Company is a natural resource company engaged in the acquisition, exploration and development of mineral properties. The Company, through its wholly own Canadian subsidiary Tanuta Ventures Corp. ("Tanuta"), has an interest in a mineral property located in British Columbia, Canada, and intends to carry out exploration work on this property in order to ascertain whether it possesses commercially developable quantities of gold and other precious minerals.

The Company does not expect to commence exploration work on its Property until it is listed for trading on the NASD OTC Bulletin Board. At that time the Company intends to raise additional funds from public financings or private placements in order to meet its property payment obligations. However, for the next 12 months, management of the Company plans to satisfy its day to day cash requirements by obtaining loans from certain of the Company's Directors, Officers and/or Shareholders in order to satisfy working capital needs and maintain its Property in good standing.

The Company will assess whether to proceed with Phase 2 of the exploration program upon completion of Phase 1 and an evaluation of the results of the Phase 1 exploration program.

Tanuta obtained an engineering report (the "Report") on its Property prepared by John R. Poloni, B.Sc., P.Eng. dated October 15, 1997 and independently reviewed by J.H. Montgomery, Ph.D., P.Eng. pursuant to a letter dated May 21, 1998. The Report summarizes the exploration and development history of the Property, the geology of the Property and the proposed exploration and development program for the Property.

The Report states that the results of the 1997 surveys are encouraging, indicating that the total area of the limestone/intrusive contact where skarn mineralization has developed warrant follow-up exploration.

Phase I will consist of detailed magnetics and V.L.F.-E.M. surveys, dozer and backhoe trenching along the limestone/intrusive/skarn contact to explore geochemical anomalies, rock sampling and further diamond drilling on the Property, estimated to cost CDN$246,000 (approximately US$164,000). The Company does not expect to commence exploration work on the Property until it is listed for trading on the NASD OTC Bulletin Board. At that time the Company intends to raise additional funds from public financings or private placements in order to carry out its Phase I program.

The Phase II work program is contingent on the results of Phase I. However, Phase II will include geophysical surveys, if necessary, trenching, mobilization, camp costs, with the major emphasis on additional diamond drilling and assay analysis, at an estimated cost of CDN$300,000 (approximately US$200,000).

The Company has not purchased or sold any plant or significant equipment and does not expect to do so in the foreseeable future.

The Company currently has no employees, and does not expect to hire any employees in the foreseeable future. The Company conducts its business through agreements with consultants and arms-length third parties.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

*     Fluctuations in the market prices of gold
*     General domestic and international economic and political conditions
* Unexpected geological conditions or rock instability conditions resulting in cave-ins, flooding, rock bursts or rock slides
*     Difficulties associated with managing complex operations in remote areas
*     Unanticipated milling and other processing problems
*     The speculative nature of mineral exploration
*     Environmental risks
* Changes in laws and government regulations, including those relating to taxes and the environment
* The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations and financing of operations
* Fluctuations in interest rates and other adverse financial market conditions
*     Other unanticipated difficulties in obtaining necessary financing
* The failure of equipment or processes to operate in accordance with specification or expectations
*     Labour relations
*     Accidents
*     Unusual weather or operating conditions
*     Force majeure events
* Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission


Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

                           PART 2 - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) None
          (b) Reports on Form 8-K - None

                                    SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER CAPITAL CORP.



Date:  June 7, 2001
       ------------


By:     /s/ Alfredo De Lucrezia
       -------------------------------------------
       ALFREDO DE LUCREZIA, President and Director