Form 10QSB
period 2001-06-30
TASKER CAPITAL CORP
filed 2001-08-14
CIK 1084557

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                    FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2001

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
       Act of 1934

       For the transition period                    to
                                --------------------   ----------------------

                 Commission File Number   0-32019
                                       ---------------


                                TASKER CAPITAL CORP.
        -----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                      88-0426048
-----------------------------------    ----------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
-------------------------------
incorporation or organization)
-----------------------------


Suite 314-837 West Hastings Street
Vancouver, British Columbia, Canada                      V6C 3N6
-----------------------------------    ----------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:     604-642-6410
                                                ------------------------


                                        None
        -----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   [ X ] Yes  [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,262,010 Shares of $0.001 par value Common Stock outstanding as of June 30, 2001.

PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                               TASKER CAPITAL CORP.
                          (An Exploration Stage Company)


                       CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2001
                                   (Unaudited)
                             (Stated in U.S. Dollars)

                               TASKER CAPITAL CORP.
                          (An Exploration Stage Company)

                            CONSOLIDATED BALANCE SHEET
                                     (Unaudited)
                              (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                      JUNE 30     DECEMBER 31
                                                        2001          2000
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                               $        21    $      244
   Goods and Services Tax recoverable                        -            1,813
                                                      -------------------------
                                                               21         2,057

Mineral Property Interest                                    -             -
                                                      -------------------------

                                                      $        21    $    2,057
================================================================================

LIABILITIES

Current
   Accounts payable                                   $    89,142    $   66,365
   Advances payable                                        37,794        31,410
                                                      -------------------------
                                                          126,936        97,775
                                                      -------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
     50,000,000 common shares, par value $0.001
      per share at June 30, 2001 and December 31, 2000
   Issued and Outstanding:
     11,262,010 at June 30, 2001 and December 31, 2000    197,337       197,337

Contributed Surplus                                         5,415         5,415

Cumulative Translation Adjustment                             281          (208)

Accumulated Deficit                                      (329,948)     (298,262)
                                                      -------------------------
                                                         (126,915)      (95,718)
                                                      -------------------------

                                                      $        21    $    2,057
================================================================================

                                  TASKER CAPITAL CORP.
                             (An Exploration Stage Company)

                  CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                        (Unaudited)
                                 (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------
                                                                                                        INCEPTION
                                                                                                          MAY 13
                                              THREE MONTHS ENDED              SIX MONTHS ENDED           1996 TO
                                                    JUNE 30                     JUNE 30                  JUNE 30
                                              2001          2000           2001            2000            2001
----------------------------------------------------------------------------------------------------------------------
Expenses
Management fees                           $     5,013    $     5,156    $     9,775      $    10,183    $     99,969
Office and sundry                                 556          1,686          2,146            1,926          14,041
Professional fees                               8,582          2,247         12,839            2,358          59,724
Rent                                            1,504          2,062          2,933            3,055          28,875
Mineral property
  exploration and
  maintenance costs                             1,300          3,279          3,993            3,279         127,044
                                          --------------------------------------------------------------------------
Loss For The Period                            16,955         14,430         31,686           20,801    $    329,653
                                                                                                        ============

Accumulated Deficit,
  Beginning Of Period                         312,993        244,540        298,262          237,874

Net Asset Deficiency Of
  Legal Parent At Date
  Of Reverse Take-Over
  Transaction                                    -              -              -                 295
                                          ----------------------------------------------------------

Accumulated Deficit,
  End Of Period                           $   329,948    $   258,970    $   329,948      $   258,970
====================================================================================================

Loss Per Share                            $      0.01    $      0.01    $      0.01      $      0.01
====================================================================================================

Weighted Average
  Number Of Shares
  Outstanding                              11,262,010     11,262,010     11,262,010       11,262,010
====================================================================================================

                                  TASKER CAPITAL CORP.
                             (An Exploration Stage Company)

                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Unaudited)
                                 (Stated in U.S. Dollars)



----------------------------------------------------------------------------------------------------------------------
                                                                                                        INCEPTION
                                                                                                          MAY 13
                                              THREE MONTHS ENDED              SIX MONTHS ENDED           1996 TO
                                                    JUNE 30                     JUNE 30                  JUNE 30
                                              2001          2000           2001            2000            2001
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating
  Activities
    Loss for the period                   $   (16,955)   $   (14,430)   $   (31,686)     $   (20,801)   $   (329,653)
                                          --------------------------------------------------------------------------

Adjustments To Reconcile Loss To
  Net Cash Used By Operating
  Activities
    Change in Goods and Service
      Tax recoverable                           1,699           (150)         1,813             (720)           -
    Change in accounts payable                 16,662          5,851         22,777           (4,915)         89,142
                                          --------------------------------------------------------------------------
Total Adjustments                              18,361          5,701         24,590           (5,635)         89,142
                                          --------------------------------------------------------------------------
Net Cash Used In Operating
  Activities                                    1,406         (8,729)        (7,096)         (26,436)       (240,511)
                                          --------------------------------------------------------------------------

Cash Flows From Investing Activity
  Net asset deficiency of legal
   parent at date of reverse
   take-over transaction                         -              -              -                -               (295)
                                          --------------------------------------------------------------------------

Cash Flows From Financing
  Activities
   Advances payable                             4,169          8,000          6,384           24,311          37,794
   Issue of share capital                        -              -              -                -            197,337
   Contributed surplus                           -              -              -                -              5,415
                                          --------------------------------------------------------------------------
                                                4,169          8,000          6,384           24,311         240,546
                                          --------------------------------------------------------------------------

Effect of Exchange Rate Changes
  On Cash                                      (5,754)         1,219            489            2,439             281
                                          --------------------------------------------------------------------------

Increase (Decrease) In Cash                      (179)          (490)          (223)             314              21

Cash, Beginning Of Period                         200          1,783            244              979            -
                                          --------------------------------------------------------------------------

Cash, End Of Period                       $        21    $     1,293    $        21      $     1,293    $         21
====================================================================================================================

                                  TASKER CAPITAL CORP.
                             (An Exploration Stage Company)

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       JUNE 30, 2001
                                        (Unaudited)
                                 (Stated in U.S. Dollars)


1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of June 30, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2000 audited consolidated financial statements and notes thereto.


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

                                  TASKER CAPITAL CORP.
                             (An Exploration Stage Company)

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       JUNE 30, 2001
                                        (Unaudited)
                                 (Stated in U.S. Dollars)


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

                                  TASKER CAPITAL CORP.
                             (An Exploration Stage Company)

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       JUNE 30, 2001
                                        (Unaudited)
                                 (Stated in U.S. Dollars)


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

Item 2.   Management's Discussion and Analysis or Plan of Operations


The Company is a natural resource company engaged in the acquisition, exploration and development of mineral properties. The Company, through its wholly own Canadian subsidiary, Tanuta Ventures Corp. ("Tanuta"), has an interest in a mineral property located in British Columbia, Canada, and intends to carry out exploration work on this property in order to ascertain whether it possesses commercially developable quantities of gold and other precious minerals.

The Company does not expect to commence exploration work on its property until it is listed for trading on the NASD OTC Bulletin Board. At that time, the Company intends to raise additional funds from public financings or private placements in order to meet its property payment obligations. However, for the next 12 months, management of the Company plans to satisfy its day to day cash requirements by obtaining loans from certain of the Company's directors, officers and/or shareholders in order to satisfy working capital needs and maintain its property in good standing.

The Company will assess whether to proceed with Phase 2 of the exploration program upon completion of Phase 1 and an evaluation of the results of the Phase 1 exploration program.

Tanuta obtained an engineering report (the "Report") on its property prepared by John R. Poloni, B.Sc., P.Eng., dated October 15, 1997, and independently reviewed by J.H. Montgomery, Ph.D., P.Eng, pursuant to a letter dated May 21, 1998. The Report summarizes the exploration and development history of the property, the geology of the property, and the proposed exploration and development program for the property.

The Report states that the results of the 1997 surveys are encouraging, indicating that the total area of the limestone/intrusive contact where skarn mineralization has developed warrant follow-up exploration.

Phase 1 will consist of detailed magnetics and V.L.F.-E.M. surveys, dozer and backhoe trenching along the limestone/intrusive/skarn contact to explore geochemical anomalies, rock sampling and further diamond drilling on the property, estimated to cost CDN$246,000 (approximately US$164,000). The Company does not expect to commence exploration work on the property until it is listed for trading on the NASD OTC Bulletin Board. At that time, the Company intends to raise additional funds from public financings or private placements in order to carry out its Phase 1 program.

The Phase 2 work program is contingent on the results of Phase 1. However, Phase 2 will include geophysical surveys, if necessary, trenching, mobilization, camp costs, with the major emphasis on additional diamond drilling and assay analysis, at an estimated cost of CDN$300,000 (approximately US$200,000).

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

TASKER CAPITAL CORP.



Date:     August 13, 2001
     ---------------------------------------------



By:        /s/ Alfredo DeLucrezia
     ---------------------------------------------
     ALFREDO DELUCREZIA, President and Director