Form 10QSB
period 2001-09-30
TASKER CAPITAL CORP
filed 2001-11-14
CIK 1084557

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                      FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2001

[  ]    Transition Report pursuant to 13 or 15(d) of the Securities Exchange
        Act of 1934

        For the transition period                    to
                                  -------------------   ---------------------

        Commission File Number   0-32019
                               --------------


                               TASKER CAPITAL CORP.
      -------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


           Nevada                                         88-0426048
-----------------------------------          -----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
-------------------------------
incorporation or organization)
-----------------------------


Suite 314-837 West Hastings Street
Vancouver, British Columbia, Canada                        V6C 3N6
-----------------------------------          -----------------------------------
(Address of principal executive offices)            (Postal or Zip Code)


Issuer's telephone number, including area code:          604-642-6410
                                                --------------------------------

                                    None
      -------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   [ X ] Yes  [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,262,010 Shares of $0.001 par value Common Stock outstanding as of September 30, 2001.

                      PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                          TASKER CAPITAL CORP.
                     (An Exploration Stage Company)


                    CONSOLIDATED FINANCIAL STATEMENTS


                           SEPTEMBER 30, 2001
                               (Unaudited)
                        (Stated in U.S. Dollars)

                          TASKER CAPITAL CORP.
                     (An Exploration Stage Company)

                        CONSOLIDATED BALANCE SHEET
                               (Unaudited)
                        (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                     SEPTEMBER 30   DECEMBER 31
                                                         2001           2000
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                              $       226    $       244
   Goods and Services Tax recoverable                       -             1,813
                                                     --------------------------
                                                             226          2,057

Mineral Property Interest                                   -              -
                                                     --------------------------
                                                     $       226    $     2,057
================================================================================

LIABILITIES

Current
   Accounts payable                                  $    92,578    $    66,365
   Advances payable                                       46,388         31,410
                                                     --------------------------
                                                         138,966         97,775
                                                     --------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
     50,000,000 common shares, par value $0.001
        per share at September 30, 2001 and
        December 31, 2000
   Issued and Outstanding:
     11,262,010 at September 30, 2001 and December
        31, 2000                                         197,337        197,337

Contributed Surplus                                        5,415          5,415

Cumulative Translation Adjustment                          6,687           (208)

Accumulated Deficit                                     (348,179)      (298,262)
                                                     --------------------------
                                                        (138,740)       (95,718)
                                                     --------------------------

                                                     $       226    $     2,057
================================================================================

                          TASKER CAPITAL CORP.
                     (An Exploration Stage Company)

             CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                               (Unaudited)
                        (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------
                                                                                                          INCEPTION
                                                                                                            MAY 13
                                         THREE MONTHS ENDED                 NINE MONTHS ENDED             1996 TO
                                            SEPTEMBER 30                       SEPTEMBER 30              SEPTEMBER 30
                                      2001              2000              2001              2000              2001
----------------------------------------------------------------------------------------------------------------------
Expenses
   Management fees                $      4,511      $      5,049      $     14,286      $     15,232      $    104,480
   Office and sundry                       524                60             2,670             1,986            14,565
   Professional fees                    11,843             7,302            24,682             9,660            71,567
   Rent                                  1,353             1,515             4,286             4,570            30,228
   Mineral property
    exploration and
    maintenance costs                     -                5,951             3,993             9,230           127,044
                                  ------------------------------------------------------------------------------------
Loss For The Period                     18,231            19,877            49,917            40,678      $    347,884
                                                                                                          ============

Accumulated Deficit,
 Beginning Of Period                   329,948           258,970           298,262           237,874

Net Asset Deficiency Of
 Legal Parent At Date Of
 Reverse Take-Over
 Transaction                              -                 -                 -                  295
                                  ------------------------------------------------------------------

Accumulated Deficit,
 End Of Period                    $    348,179      $    278,847      $    348,179      $    278,847
====================================================================================================

Loss Per Share                    $       0.01      $       0.01      $       0.01      $       0.01
====================================================================================================

Weighted Average
 Number Of Shares
 Outstanding                        11,262,010        11,262,010        11,262,010        11,262,010
====================================================================================================

                          TASKER CAPITAL CORP.
                     (An Exploration Stage Company)

                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                        (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------
                                                                                                          INCEPTION
                                                                                                            MAY 13
                                         THREE MONTHS ENDED                 NINE MONTHS ENDED             1996 TO
                                            SEPTEMBER 30                       SEPTEMBER 30              SEPTEMBER 30
                                      2001              2000              2001              2000              2001
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating
 Activities
   Loss for the period            $    (18,231)     $    (19,877)     $    (49,917)     $    (40,678)     $   (347,884)

Adjustments To Reconcile Loss
 To Net Cash Used By Operating
 Activities
   Change in Goods and Service
     Tax recoverable                      -                3,457             1,813             2,737              -
   Change in prepaid expense              -                 (505)             -                 (505)             -
   Change in accounts payable            3,436            11,289            26,213             6,374            92,578
                                  ------------------------------------------------------------------------------------
Total Adjustments                        3,436            14,241            28,026             8,606            92,578
                                  ------------------------------------------------------------------------------------
Net Cash Used In Operating
 Activities                            (14,795)           (5,636)          (21,891)          (32,072)         (255,306)
                                  ------------------------------------------------------------------------------------

Cash Flows From Investing
 Activity
   Net asset deficiency of
    legal parent at date of
    reverse take-over
    transaction                           -                 -                 -                 -                 (295)
                                  ------------------------------------------------------------------------------------

Cash Flows From Financing
 Activities
   Advances payable                      8,594             6,800            14,978            31,111            46,388
   Issue of share capital                 -                 -                 -                 -              197,337
   Contributed surplus                    -                 -                 -                 -                5,415
                                  ------------------------------------------------------------------------------------
                                         8,594             6,800            14,978            31,111           249,140
                                  ------------------------------------------------------------------------------------

Effect of Exchange Rate
 Changes On Cash                         6,406               (21)            6,895             2,418             6,687
                                  ------------------------------------------------------------------------------------

Increase (Decrease) In Cash                205             1,143               (18)            1,457               226

Cash, Beginning Of Period                   21             1,293               244               979              -
                                  ------------------------------------------------------------------------------------

Cash, End Of Period               $        226      $      2,436      $        226      $      2,436      $        226
======================================================================================================================

                          TASKER CAPITAL CORP.
                     (An Exploration Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001
                               (Unaudited)
                        (Stated in U.S. Dollars)


1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of September 30, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2000 audited consolidated financial statements and notes thereto.


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

                          TASKER CAPITAL CORP.
                     (An Exploration Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001
                               (Unaudited)
                        (Stated in U.S. Dollars)


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

                          TASKER CAPITAL CORP.
                     (An Exploration Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001
                               (Unaudited)
                        (Stated in U.S. Dollars)


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

TASKER CAPITAL CORP.



Date:     November 13, 2001
      -----------------------------------------------------



By:       /s/ Alfredo DeLucrezia
      -----------------------------------------------------
      ALFREDO DELUCREZIA, President and Director