Form 10KSB
period 2001-12-31
TASKER CAPITAL CORP
filed 2002-04-01
CIK 1084557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    For the fiscal year ended December 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from __________ to ___________.

                                                 Commission file number: 0-32019

                              TASKER CAPITAL CORP.
                 ______________________________________________
                 (Name of small business issuer in its charter)

      Nevada                                                88-0426048
______________________________                           ____________________
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification  No.)

Suite 314-837 West Hastings Street, Vancouver, BC Canada       V6C 3N6
________________________________________________________      __________
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:    (604) 642-6410
                            -------------------

Securities registered under Section 12(b) of the Act:     None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock,
                                                             __________________
                                                             (Title of class)

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

Issuer's revenues for its most recent fiscal year ended December 31, 2001: $Nil

Aggregate market value of voting stock held by non-affiliates of the issuer as of March 28, 2002: N/A

Number of shares of common stock, $.001 par value, outstanding on March 28, 2002: 11,262,010

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

(b)   Business of the Company

The Company and Tanuta were organized for the purpose of engaging in the acquisition, exploration of mineral properties, primarily in the Province of British Columbia, Canada. The Company currently has a working capital deficiency of approximately <$147,542> as at December 31, 2001.

The Company does not expect to commence any further exploration activity until it is listed for trading on the NASD OTC Bulletin Board. At that time the Company intends to raise additional funds from public financings or private placements in order to continue its exploration activities. At the present time, management of the Company plans to satisfy its day to day cash requirements by obtaining loans from certain of the Company's Directors, Officers and/or Shareholders in order to satisfy working capital needs. There can be no assurance that the Company will obtain such additional financing on a timely basis. To date the Company has not earned revenues and is conducting only minimal business operations.

The Company is in the Exploration Stage and is engaged in the search for mineral deposits which are not in either the Development Stage or Production Stage. It is a new company with a limited operating history. It faces all of the risks inherent in a new business. There can be no assurance that a commercially viable mineral deposit will be located.

Maurizio Grande, Director of the Company, is co-owner of a private company in the marble products industry. Maurizio Grande does not have formal experience in mineral exploration. However, he has acted on the board of directors for public mineral exploration companies listed on the Canadian Venture Exchange.

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

The Company by way of its subsidiary, Tanuta, acquired an option to acquire an interest in the Star, Pul, Sun and Skarn Claims. In December 2001, the Company allowed the option to expire rather than making a December 31, 2001 option payment of CDN$50,000 (approximately US$33,333). The Company does not expect to commence additional exploration activity until it is listed for trading on the NASD OTC Bulletin Board. At that time the Company intends to raise additional funds from public financings or private placements in order to fund future exploration activity.


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


ITEM 4:   SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

The Company had an annual meeting of stockholders on December 18, 2000. The following table sets forth certain information relating to each of the matters voted upon at the meeting:

------------------------------------------------------------------------------------------------------------------
Matters Voted Upon                        Votes For           Votes Against           Abstentions     Broker
                                                              or Withheld                             Non- Votes
------------------------------------------------------------------------------------------------------------------
Election of Directors:
     1. Alfredo De Lucrezia             7,251,510                 Nil                     Nil              Nil
     2. Maurizio Grande                 7,251,510                 Nil                     Nil              Nil
     3. Michael Hu                      7,251,510                 Nil                     Nil              Nil
------------------------------------------------------------------------------------------------------------------
Ratification of the employment of the
Company's independent Auditor, Morgan &
Company, Chartered Accountants, for the
Company's fiscal year ending December
31, 2000                                7,251,510                 Nil                     Nil              Nil
------------------------------------------------------------------------------------------------------------------

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

(a)   Plan of Operation.

As at the financial period ended December 31, 2001, the Company incurred a net loss of $59,060 and as at that date, the Company's current liabilities exceeded its current assets by $147,542.

The Company does not expect to conduct any exploration work until it is listed for trading on the NASD OTC Bulletin Board. At that time the Company intends to raise additional funds from public financings or private placements in order to fund exploration activity. However, for the next 12 months, management of the Company plans to satisfy its day to day cash requirements by obtaining loans from certain of the Company's Directors, Officers and/or Shareholders in order to satisfy working capital needs and maintain its Property in good standing. As at December 31, 2001, advances of $47,853 have been made to the Company by a Director. The advances are interest free and have no specified terms of repayment.

The Company has incurred a net loss of $357,027 for the period from May 13, 1996 (inception) to December 31, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Once the Company has listed for trading on the NASD OTC Bulletin Board, Management plans to seek additional capital through public offerings or private placements of its common stock. As discussed in Note 1 of the consolidated audited financials statements, the Company's recurring loss from operations, its difficulties in generating sufficient cash flow to meet its obligations and sustain its operations and its stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated audited financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of any classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company does not expect any significant changes in the number of its employees within the next 12 months.

(b) Management Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis in this section is based on the consolidated financial statements of the Company and its wholly owned subsidiary, Tanuta , and includes the accounts of both companies.

(1)   Full Fiscal Years ended December 31, 2001 and 2000

The Company had incurred a net loss of $59,060 for the year ended December 31, 2001, and $60,388 for the year ended December 31, 2000. As at December 31, 2001, the Company had an accumulated deficit of $357,322.

Administrative and property exploration and maintenance costs were $59,060 for the year ended December 31, 2001, and $60,388 for the year ended December 31, 2000.

In December 2001, the Company allowed the option to expire on its mineral property rather than making the required CDN$50,000 (approximately US$33,333) payment.

As at the years ended December 31, 2001 and 2000, the Company had an issued and outstanding capital of 11,262,010 common shares.


ITEM 7:   FINANCIAL STATEMENTS

INSERT DECEMBER 31, 2001 CONSOLIDATED AUDITED FINANCIAL STATEMENTS

                           TASKER CAPITAL CORP.
                       (AN EXPLORATION STAGE COMPANY)


                      CONSOLIDATED FINANCIAL STATEMENTS


                          DECEMBER 31, 2001 AND 2000
                            (STATED IN U.S. DOLLARS)

                              AUDITORS' REPORT




To the Shareholders
Tasker Capital Corp.


We have audited the consolidated balance sheets of Tasker Capital Corp. (an exploration stage company) as at December 31, 2001 and 2000, and the consolidated statements of operations and deficit, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000, and the results of its operations, cash flows and changes in stockholders' equity for the years then ended, and for the period from inception, May 13, 1996 to December 31, 2001 in accordance with United States generally accepted accounting principles.

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




Vancouver, B.C.                                             /s/ Morgan & Company

March 25, 2002                                             Chartered Accountants

                                 TASKER CAPITAL CORP.
                           (AN EXPLORATION STAGE COMPANY)

                            CONSOLIDATED BALANCE SHEETS
                              (STATED IN U.S. DOLLARS)


--------------------------------------------------------------------------------
                                                                 DECEMBER 31
                                                            2001          2000
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                                  $      12    $     244
   Goods and Services Tax recoverable                          517        1,813
                                                         ----------------------
                                                               529        2,057
                                                         ----------------------

Mineral Property Interest (Note 3)                            -            -
                                                         ----------------------

                                                         $     529    $   2,057

LIABILITIES

Current
   Accounts payable                                      $ 100,218    $  66,365
   Advances payable (Note 4)                                47,853       31,410
                                                         ----------------------
                                                           148,071       97,775
                                                         ----------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
    50,000,000 common shares, par value $0.001
     per share at December 31, 2001 and 2000
   Issued and Outstanding:
    11,262,010 at December 31, 2001 and 2000               197,337      197,337

Contributed Surplus                                          5,415        5,415

Cumulative Translation Adjustment                            7,028         (208)

Deficit Accumulated During The Exploration Stage          (357,322)    (298,262)
                                                         ----------------------
                                                          (147,542)     (95,718)
                                                         ----------------------

                                                         $     529    $   2,057
================================================================================

                             TASKER CAPITAL CORP.
                       (AN EXPLORATION STAGE COMPANY)

              CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                          (STATED IN U.S. DOLLARS)

-----------------------------------------------------------------------------------------------------------
                                                                                                INCEPTION
                                                                                                  MAY 13
                                                                          YEARS ENDED            1996 TO
                                                                          DECEMBER 31          DECEMBER 31
                                                                      2001          2000          2001
-----------------------------------------------------------------------------------------------------------
Expenses
   Management fees                                                 $    19,369   $    20,186   $   109,563
   Office and sundry                                                     4,700         4,332        16,595
   Professional fees                                                    25,224        20,614        72,109
   Rent                                                                  5,811         6,056        31,753
   Mineral property costs                                                3,956         9,200       127,007
                                                                   ---------------------------------------

Loss For The Period                                                     59,060        60,388   $   357,027
                                                                                               ===========

Accumulated Deficit, Beginning Of Period                               298,262       237,874

Accumulated Deficit, End Of Period                                 $   357,322   $   298,262
============================================================================================

Loss Per Share                                                     $      0.01   $      0.01
============================================================================================

Weighted Average Number Of Shares Outstanding                       11,262,010    11,262,010
============================================================================================

Comprehensive Income (Loss)
   Loss for the period                                             $   (59,060)  $   (60,388)
   Foreign currency translation adjustment                               7,236         2,230
                                                                   -------------------------
                                                                   $   (51,824)  $   (58,158)
============================================================================================

                                 TASKER CAPITAL CORP.
                            (AN EXPLORATION STAGE COMPANY)

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (STATED IN U.S. DOLLARS)

-----------------------------------------------------------------------------------------------------------
                                                                                                INCEPTION
                                                                                                  MAY 13
                                                                          YEARS ENDED            1996 TO
                                                                          DECEMBER 31          DECEMBER 31
                                                                      2001          2000          2001
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Loss for the period                                             $   (59,060)  $   (60,388)  $  (357,027)

Changes In Operating Assets And Liabilities
   Goods and Services Tax recoverable                                    1,296         2,436          (517)
   Accounts payable                                                     33,853        23,577        99,073
                                                                   ---------------------------------------
Net Cash Used In Operating Activities                                  (23,911)      (34,375)     (258,471)
                                                                   ---------------------------------------

Cash Flows From Financing Activities
   Advances payable                                                     16,443        31,410        47,853
   Issue of share capital                                                 -             -          185,908
   Cash acquired on acquisition of subsidiary                             -             -              850
   Share subscriptions received                                           -             -           16,844
                                                                   ---------------------------------------
Net Cash Used In Financing Activities                                   16,443        31,410       251,455
                                                                   ---------------------------------------

Effect Of Exchange Rate Changes On Cash                                  7,236         2,230         7,028
                                                                   ---------------------------------------

Increase (Decrease) In Cash                                               (232)         (735)           12

Cash, Beginning Of Period                                                  244           979          -
                                                                   ---------------------------------------

Cash, End Of Period                                                $        12   $       244   $        12
==========================================================================================================

                              TASKER CAPITAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (STATED IN U.S. DOLLARS)

                                                                                                            Deficit
                                                   Common Stock                                            Accumulated
                                       -------------------------------------
                                        Number                   Additional                  Cumulative    During The
                                          Of                       Paid-In    Contributed    Translation   Exploration
                                         Shares       Amount       Capital       Surplus      Adjustment      Stage        Total
                                       --------------------------------------------------------------------------------------------
Issuance of common stock                       1    $        1   $     -      $     -      $     -      $     -      $        1
Net loss                                    -             -            -            -            -         (14,237)     (14,237)
                                       --------------------------------------------------------------------------------------------
Balance, December 31, 1996                     1             1         -            -            -         (14,237)     (14,236)

Issuance of common stock               1,750,000       185,907         -            -            -            -         185,907
Translation adjustment                      -             -            -            -            (743)        -            (743)
Net loss                                    -             -            -            -            -        (143,437)    (143,437)
                                       --------------------------------------------------------------------------------------------

Balance, December 31, 1997             1,750,001       185,908         -            -            (743)    (157,674)      27,491

Cancellation of common stock            (750,000)       (5,415)        -           5,415         -            -            -
Translation adjustment                      -             -            -            -            (579)        -            (579)
Net loss                                    -             -            -            -            -         (45,387)     (45,387)
                                       --------------------------------------------------------------------------------------------

Balance, December 31, 1998             1,000,001       180,493         -           5,415       (1,322)    (203,061)     (18,475)

               TASKER CAPITAL CORP.
             (AN EXPLORATION STAGE COMPANY)

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
              (STATED IN U.S. DOLLARS)

                                                                                                            Deficit
                                                   Common Stock                                            Accumulated
                                       -------------------------------------
                                        Number                   Additional                  Cumulative    During The
                                          Of                       Paid-In    Contributed    Translation   Exploration
                                         Shares       Amount       Capital       Surplus      Adjustment      Stage        Total
                                       --------------------------------------------------------------------------------------------
Balances carried forward                 1,000,001     180,493         -           5,415       (1,322)    (203,061)     (18,475)

Issuance of common stock                   100,000      16,844         -            -            -            -          16,844

Increase in issued common stock
 due to 10 for 1 stock split             9,900,009        -            -            -            -            -            -

Adjustment to number of shares
 issued and outstanding as a
 result of the reverse take-over
 transaction
 Tanuta Ventures Inc.                  (11,000,010)       -            -            -            -            -            -

 Tasker Capital Corp.                      262,000        -            -            -            -            -            -

Ascribed value of shares issued in
 connection with the acquisition of
 Tanuta Ventures Inc.                   11,000,010        -            -            -            -            -            -

Net asset deficiency of legal parent
 at date of reverse take-over
 transaction                                  -           -            -            -            -            (295)        (295)

Translation adjustment                        -           -            -            -          (1,116)        -          (1,116)

Net loss                                      -           -            -            -            -         (34,518)     (34,518)
                                       --------------------------------------------------------------------------------------------

Balance, December 31, 1999              11,262,010     197,337         -           5,415       (2,438)    (237,874)     (37,560)

Translation adjustment                        -           -            -            -           2,230         -           2,230

Net loss                                      -           -            -            -            -         (60,388)     (60,388)
                                       --------------------------------------------------------------------------------------------

Balance, December 31, 2000              11,262,010     197,337         -           5,415         (208)    (298,262)     (95,718)

Translation adjustment                        -           -            -            -           7,236         -           7,236

Net loss                                      -           -            -            -            -         (59,060)     (59,060)
                                       --------------------------------------------------------------------------------------------

Balance, December 31, 2001              11,262,010  $  197,337   $     -      $    5,415   $    7,028   $ (357,322)  $ (147,542)
===================================================================================================================================

                                TASKER CAPITAL CORP.
                          (AN EXPLORATION STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 2001 AND 2000
                               (STATED IN U.S. DOLLARS)


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

     As shown in the accompanying financial statements, the Company has incurred a net loss of $357,027 for the period from May 13, 1996 (inception) to December 31, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                                TASKER CAPITAL CORP.
                          (AN EXPLORATION STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 2001 AND 2000
                               (STATED IN U.S. DOLLARS)


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

                                TASKER CAPITAL CORP.
                          (AN EXPLORATION STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 2001 AND 2000
                               (STATED IN U.S. DOLLARS)


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


3.   MINERAL PROPERTY INTEREST

     By an agreement dated June 15, 1997, as amended, the Company was assigned an option to acquire a 100% interest, subject to a 3% net smelter return royalty, in certain mineral claims located in the Omineca Mining Division, British Columbia, Canada. Consideration for the assignment were cash payments totalling $25,025 (CDN$35,000 paid), expenditure of CDN$75,000 on exploration of the property by June 15, 1998 (completed), and additional cash payments totalling CDN$250,000 in intervals as follows:

     i)     CDN$50,000 on or before December 15, 2001
     ii)    CDN$75,000 on or before December 15, 2002
     iii)   CDN$125,000 on or before December 15, 2003

     During the year ended December 31, 2001, the Company allowed the option on the mineral property to expire rather than making the required option payment.


4.   RELATED PARTY TRANSACTIONS

                                                              2001       2000
                                                         -----------------------

     Management fees                                     $   19,369  $   20,186
                                                         =======================

     As at December 31, 2001, advances of $47,853 (2000 - $31,410) have been made to the Company by a related party. The advances are interest free and have no specified terms of repayment.

                                TASKER CAPITAL CORP.
                          (AN EXPLORATION STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 2001 AND 2000
                               (STATED IN U.S. DOLLARS)


5.   INCOME TAXES

     No provision for income taxes has been provided in these financial statements due to the accumulated net losses. At December 31, 2001, the Company has net operating loss carryforwards, which expire commencing in 2002 totalling approximately $234,000, the benefits of which have not been recorded.


6.   COMMITMENT

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

1.   Directors and Officers
    ------------------------

================================================================================
        Name          Age        Position                Office held Since
--------------------------------------------------------------------------------
Alfredo De Lucrezia   34     President, Director         September 15, 1999
                                                       (resigned subsequent to
                                                           December 2001)
--------------------------------------------------------------------------------
Maurizio Grande       53         Director                February 2, 1999
--------------------------------------------------------------------------------
Michael Hu            36         Director                February 2, 1999
--------------------------------------------------------------------------------
Itay Ariel            25    Secretary, Treasurer         February 26, 1999
                                Vice-President             March 29, 1999
================================================================================


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


ITEM 10:  EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's three highest paid executive officers and directors for the fiscal year ended December 31, 2001.

================================================================================
                            Summary Compensation Table
--------------------------------------------------------------------------------
        Name                      Position               Year        Salary
--------------------------------------------------------------------------------
Alfredo De Lucrezia    President, Director (resigned     2001       CDN$30,000
                      subsequent to December 31, 2001)              (US$19,369)
--------------------------------------------------------------------------------
Maurizio Grande                   Director               2001           Nil
--------------------------------------------------------------------------------
Michael Hu                        Director               2001           Nil
================================================================================

The Company's wholly owned Canadian subsidiary, Tanuta, entered into a management agreement dated November 1, 1998 with Alfredo De Lucrezia, whereby Tanuta agreed to pay Mr. De Lucrezia CDN$2,500 (approximately US$1,682) per month for providing management services to the Company and Tanuta. The term of the management agreement was renewable annually.

The Company may during the course of the current year decide to compensate its Officers and Directors for their services. However, the Company does not currently pay and does not intend to pay any compensation to the Officers and Directors serving on the Company's Board of Directors at this time, other than as indicated.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2001, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group:


================================================================================
Title of Class  Name and Address of         Amount of      Percentage of Class
                  Beneficial Owner          Beneficial      (total outstanding
                                            Ownership[1]       is 11,262,010)
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
                N. Vancouver, B.C.
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


ITEM 12:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the Directors or Officers of the Company, nor any proposed nominee for election as a Director of the Company, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of the Company's incorporation or in any presently proposed transaction which, in either case, has or will materially affect the Company, save for the following:

1. The Company's wholly owned Canadian subsidiary, Tanuta, entered into a management agreement dated November 1, 1998 with Alfredo De Lucrezia, the President of the Company, whereby Tanuta agreed to pay Mr. De Lucrezia CDN$2,500 (approximately US$1,682) per month for providing management services to the Company and Tanuta. During the financial years ended December 31, 2001 and 2000, the Company paid Mr. De Lucrezia management fees of $19,369 and $20,186 respectively.

2. As at December 31, 2001, advances of $47,853 have been made to the Company by a Director. The advances are interest free and have no specified terms of repayment.

The Company has not entered into transactions with any member of the immediate families of the above-noted persons, nor is any such transaction proposed.

ITEM 13:   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

--------------------------------------------------------------------------------
      Exhibit 2.1   Articles of Incorporation
--------------------------------------------------------------------------------
      Exhibit 2.2   Bylaws of the Company
--------------------------------------------------------------------------------
      Exhibit 6.1   Share Exchange Agreement dated March 31, 1999
--------------------------------------------------------------------------------
      Exhibit 6.2 Assignment Agreement dated October 15, 1997 and Underlying Option Agreement dated June 15, 1997
--------------------------------------------------------------------------------
      Exhibit 6.3 Amendment Agreements to the Underlying Option Agreement dated January 20, 1998 and August 15, 2000
--------------------------------------------------------------------------------
      Exhibit 6.4   Management Agreement dated November 1, 1998
--------------------------------------------------------------------------------
      Exhibit 10.1  Consent of Consulting Geologist to use of Report
--------------------------------------------------------------------------------
      Exhibit 10.2  Consent of Consulting Geologist to use of Report
--------------------------------------------------------------------------------

(*)   Incorporated by reference from the Registration Statement on Form 10-SB of the Registrant filed with the Commission.

(b) No reports on Form 8-K were filed during the period covered by this report.


SIGNATURES



   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TASKER CAPITAL CORP.
                                   -------------------------------------
                                               (Registrant)

Date:   March 28, 2002             By:      /s/ Maurizio Grande
                                      ----------------------------------
                                            Maurizio Grande,
                                            Director