Form 10QSB
period 2002-03-31
TASKER CAPITAL CORP
filed 2002-05-15
CIK 1084557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2002

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
        Act of 1934

        For the transition period                 to
                                  ----------------   ---------------------

        Commission File Number        0-32019
                               ---------------------


                              TASKER CAPITAL CORP.
--------------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


              Nevada                                    88-0426048
-------------------------------------      -------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
-------------------------------
incorporation or organization)
-----------------------------


Suite 314-837 West Hastings Street
Vancouver, British Columbia, Canada                     V6C 3N6
-------------------------------------      -------------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:     604-642-6410
                                           -------------------------------------

                                     None
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   [ X ] Yes  [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,262,010 Shares of $0.001 par value Common Stock outstanding as of March 31, 2002.

                       PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                                TASKER CAPITAL CORP.
                          (An Exploration Stage Company)


                         CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                TASKER CAPITAL CORP.
                          (An Exploration Stage Company)

                            CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                         MARCH 31   DECEMBER 31
                                                           2002         2001
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                                 $       12   $       12
   Goods and Services Tax recoverable                          515          517
                                                        -----------------------
                                                        $      527   $      529
===============================================================================

LIABILITIES

Current
   Accounts payable                                     $  107,332   $  100,218
   Advances payable                                         47,673       47,853
                                                        -----------------------
                                                           155,005      148,071
                                                        -----------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    50,000,000 common shares, par value $0.001 per
     share at March 31, 2002 and December 31, 2001
  Issued and outstanding:
    11,262,010 at March 31, 2002 and December 31, 2001     197,337      197,337

Contributed Surplus                                          5,415        5,415

Cumulative Translation Adjustment                            7,639        7,028

Accumulated Deficit                                       (364,869)    (357,322)
                                                        -----------------------
                                                          (154,478)    (147,542)
                                                        -----------------------

                                                        $      527   $      529
===============================================================================

                                TASKER CAPITAL CORP.
                          (An Exploration Stage Company)

                 CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------
                                                                                           INCEPTION
                                                                                             MAY 13
                                                                  THREE MONTHS ENDED        1996 TO
                                                                       MARCH 31             MARCH 31
                                                                  2002          2001          2002
------------------------------------------------------------------------------------------------------
Expenses
   Management fees                                            $     4,727   $     4,762   $   114,290
   Office and sundry                                                 -            1,590        16,595
   Professional fees                                                1,402         4,257        73,511
   Rent                                                             1,418         1,429        33,171
   Mineral property exploration and maintenance costs                -            2,693       127,007
                                                              ---------------------------------------
Loss For The Period                                                 7,547        14,731   $   364,574
                                                                                          ===========

Accumulated Deficit, Beginning Of Period                          357,322       298,262
                                                              -------------------------
                                                                  364,869       312,993

Net Asset Deficiency Of Legal Parent At
 Date Of Reverse Take-Over Transaction                               -             -

Accumulated Deficit, End Of Period                            $   364,869   $   312,993
=======================================================================================

Loss Per Share                                                $      0.01   $      0.01
=======================================================================================

Weighted Average Number Of Shares Outstanding                  11,262,010    11,262,010
=======================================================================================

                                TASKER CAPITAL CORP.
                          (An Exploration Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------
                                                                                           INCEPTION
                                                                                             MAY 13
                                                                  THREE MONTHS ENDED        1996 TO
                                                                       MARCH 31             MARCH 31
                                                                  2002          2001          2002
------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Loss for the period                                        $    (7,547)  $   (14,731)  $  (364,574)
                                                              ---------------------------------------

Adjustments To Reconcile Loss To Net Cash
 Used By Operating Activities
   Change in Goods and Service Tax recoverable                          2           114          (515)
   Change in accounts payable                                       7,114         6,115       107,332
                                                              ---------------------------------------
Total Adjustments                                                   7,116         6,229       106,817
                                                              ---------------------------------------
Net Cash Used In Operating Activities                                (431)       (8,502)     (257,757)
                                                              ---------------------------------------

Cash Flows From Investing Activity
   Net asset deficiency of legal parent at date of
     reverse take-over transaction                                   -             -             (295)
                                                              ---------------------------------------

Cash Flows From Financing Activities
   Advances payable                                                  (180)        2,215        47,673
   Issue of share capital                                            -             -          197,337
   Contributed surplus                                               -             -            5,415
                                                              ---------------------------------------
                                                                     (180)        2,215       250,425
                                                              ---------------------------------------

Effect of Exchange Rate Changes On Cash                               611         6,243         7,639
                                                              ---------------------------------------

Increase (Decrease) In Cash                                          -              (44)           12

Cash, Beginning Of Period                                              12           244          -
                                                              ---------------------------------------

Cash, End Of Period                                           $        12   $       200   $        12
=====================================================================================================

                                TASKER CAPITAL CORP.
                          (An Exploration Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of March 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2001 audited consolidated financial statements and notes thereto.


2.   NATURE OF OPERATIONS

     Exploration Stage Activities

     The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial mineable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.


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

                                TASKER CAPITAL CORP.
                          (An Exploration Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                                TASKER CAPITAL CORP.
                          (An Exploration Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

Item 2.   Management's Discussion and Analysis or Plan of Operations


The Company has been a natural resource company engaged in the acquisition, exploration and development of mineral properties. The Company, through its wholly own Canadian subsidiary, Tanuta Ventures Corp. ("Tanuta"), had an interest in a mineral property located in British Columbia, Canada, however, rather than making a CDN$50,000 option payment by December 31, 2001, the option was allowed to lapse.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

o   Fluctuations in the market prices of gold
o   General domestic and international economic and political conditions
o Unexpected geological conditions or rock instability conditions resulting in cave-ins, flooding, rock bursts or rock slides
o   Difficulties associated with managing complex operations in remote areas
o   Unanticipated milling and other processing problems
o   The speculative nature of mineral exploration
o   Environmental risks
o Changes in laws and government regulations, including those relating to taxes and the environment
o The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations and financing of operations
o Fluctuations in interest rates and other adverse financial market conditions
o   Other unanticipated difficulties in obtaining necessary financing
o The failure of equipment or processes to operate in accordance with specification or expectations
o   Labour relations
o   Accidents
o   Unusual weather or operating conditions
o   Force majeure events
o Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission

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

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          Effective February 8, 2002, Alfredo DeLucrezia resigned as President and Director of the Company.

Item 6.   Exhibits and Reports on Form 8-K

          (a) None
          (b) Reports on Form 8-K - None

                                     SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER CAPITAL CORP.



Date:     May 14, 2002
     ---------------------------------------



By:   /s/ Maurizio Grande
     ---------------------------------------
     MAURIZIO GRANDE, Director