Form 10QSB
period 2002-06-30
TASKER CAPITAL CORP
filed 2002-08-19
CIK 1084557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2002

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
        Act of 1934

        For the transition period             to
                                 -------------   ----------------

                      Commission File Number   0-32019
                                             ------------


                              TASKER CAPITAL CORP.
--------------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


           Nevada                                              88-0426048
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



Suite 314-837 West Hastings Street
Vancouver, British Columbia, Canada                              V6C 3N6
-------------------------------------------               ----------------------
(Address of principal executive offices)                   (Postal or Zip Code)


Issuer's telephone number, including area code:            604-642-6410
                                                    -------------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,262,010 Shares of $0.001 par value Common Stock outstanding as of June 30, 2002.

                            PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                             TASKER CAPITAL CORP.
                       (An Exploration Stage Company)


                       CONSOLIDATED FINANCIAL STATEMENTS


                                JUNE 30, 2002
                                 (Unaudited)
                           (Stated in U.S. Dollars)

                             TASKER CAPITAL CORP.
                       (An Exploration Stage Company)

                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                           (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                         JUNE 30    DECEMBER 31
                                                           2002          2001
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                               $        13   $        12
   Goods and Services Tax recoverable                         543           517
                                                      -------------------------
                                                      $       556   $       529
===============================================================================


LIABILITIES

Current
   Accounts payable                                   $   122,957   $   100,218
   Advances payable                                        50,270        47,853
                                                      -------------------------
                                                          173,227       148,071
                                                      -------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    50,000,000 common shares, par value $0.001
     per share at June 30, 2002 and December 31, 2001

  Issued and Outstanding:
    11,262,010 at June 30, 2002 and December 31, 2001     197,337       197,337

Contributed Surplus                                         5,415         5,415

Cumulative Translation Adjustment                            (853)        7,028

Accumulated Deficit                                      (374,570)     (357,322)
                                                      -------------------------
                                                         (172,671)     (147,542)
                                                      -------------------------

                                                      $        556   $      529
===============================================================================

                             TASKER CAPITAL CORP.
                       (An Exploration Stage Company)

                 CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                 (Unaudited)
                           (Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                                        INCEPTION
                                                                                                          MAY 13
                                                  THREE MONTHS ENDED           SIX MONTHS ENDED           1996 TO
                                                       JUNE 30                       JUNE 30              JUNE 30
                                                2002           2001           2002           2001           2002
-------------------------------------------------------------------------------------------------------------------
Expenses
   Management fees                         $      4,926   $      5,013   $      9,653   $      9,775   $    119,216
   Office and sundry                                984            556            984          2,146         17,579
   Professional fees                              2,313          8,582          3,715         12,839         75,824
   Rent                                           1,478          1,504          2,896          2,933         34,649
   Mineral property exploration
     and maintenance costs                         -             1,300           -             3,993        127,007
                                           ------------------------------------------------------------------------
Loss For The Period                               9,701         16,955         17,248         31,686   $    374,275
                                                                                                       ============
Accumulated Deficit, Beginning Of Period        364,869        312,993        357,322        298,262
                                           ---------------------------------------------------------
Accumulated Deficit, End Of Period         $    374,570   $    329,948   $    374,570   $    329,948
====================================================================================================

Loss Per Share                             $       0.01   $       0.01   $       0.01   $       0.01
====================================================================================================

Weighted Average Number Of
  Shares Outstanding                         11,262,010     11,262,010     11,262,010     11,262,010
====================================================================================================

                             TASKER CAPITAL CORP.
                       (An Exploration Stage Company)

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                           (Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                                        INCEPTION
                                                                                                          MAY 13
                                                  THREE MONTHS ENDED           SIX MONTHS ENDED           1996 TO
                                                       JUNE 30                       JUNE 30              JUNE 30
                                                2002           2001           2002           2001           2002
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Loss for the period                     $     (9,701)  $    (16,955)  $    (17,248)  $    (31,686)  $   (374,275)
                                           ------------------------------------------------------------------------

Adjustments To Reconcile Loss To Net Cash
  Used By Operating Activities
   Change in Goods and Service Tax
      recoverable                                   (28)         1,699            (26)         1,813           (543)
Change in accounts payable                       15,625         16,662         22,739         22,777        122,957
                                           ------------------------------------------------------------------------
Total Adjustments                                15,597         18,361         22,713         24,590        122,414
                                           ------------------------------------------------------------------------
Net Cash Used In Operating Activities             5,896          1,406          5,465         (7,096)      (251,861)

Cash Flows From Investing Activity
   Net asset deficiency of legal parent
     at date of reverse take-over
     transaction                                   -              -              -              -              (295)
                                           ------------------------------------------------------------------------

Cash Flows From Financing Activities
   Advances payable                               2,597          4,169          2,417          6,384         50,270
   Issue of share capital                          -              -              -              -           197,337
   Contributed surplus                             -              -              -              -             5,415
                                           ------------------------------------------------------------------------
                                                  2,597          4,169          2,417          6,384        253,022
                                           ------------------------------------------------------------------------

Effect of Exchange Rate Changes On Cash         (8,492)        (5,754)        (7,881)            489          (853)

Increase (Decrease) In Cash                          1           (179)             1            (223)           13

Cash, Beginning Of Period                           12            200             12             244          -
                                           ------------------------------------------------------------------------

Cash, End Of Period                        $        13   $         21   $         13   $          21   $        13
===================================================================================================================

                             TASKER CAPITAL CORP.
                       (An Exploration Stage Company)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2002
                                 (Unaudited)
                           (Stated in U.S. Dollars)



1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of June 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2001 audited consolidated financial statements and notes thereto.


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

                             TASKER CAPITAL CORP.
                       (An Exploration Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2002
                                 (Unaudited)
                           (Stated in U.S. Dollars)



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

                             TASKER CAPITAL CORP.
                       (An Exploration Stage Company)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2002
                                 (Unaudited)
                           (Stated in U.S. Dollars)



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


4.   LETTER OF INTENT

     Pursuant to a letter of intent, dated May 22, 2002, the Company has agreed to acquire 100% of the issued and outstanding shares of Rephresh, Inc., a private company incorporated in Massachusetts. The acquisition is contingent upon completion of definitive documents and the closing of a private placement.

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

Pursuant to a letter of intent, dated May 22, 2002, the Company has agreed to acquire 100% of the issued and outstanding shares of Rephresh, Inc., a private company incorporated in Massachusetts. The acquisition is contingent upon completion of definitive documents and the closing of a private placement.

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

          None

Item 5.   Other Information

          Effective February 8, 2002, Alfredo DeLucrezia resigned as President and Director of the Company.

Item 6.   Exhibits and Reports on Form 8-K

          (a) None
          (b) On May 22, 2002, the Company filed a report on Form 8-K announcing a letter of intent to acquire all of the issued and outstanding shares of Rephresh, Inc., a private company incorporated in Massachusetts. The acquisition is contingent upon completion of definitive documents and the closing of a private placement.

                                      SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER CAPITAL CORP.



Date:     August 19, 2002
     ----------------------------------------



By:        /s/ Maurizio Grande
     ----------------------------------------
     MAURIZIO GRANDE, Director

       CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                                SARBANES-OXLEY ACT OF 2002



I, Maurizio Grande, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Tasker Capital Corp. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Tasker Capital Corp.



                                         By:     /s/ Maurizio Grande
                                            ------------------------------------

                                         Name:   Maurizio Grande

                                         Title:   Chief Executive Officer

                                         Date:   August 19, 2002



I, Maurizio Grande, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Tasker Capital Corp. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Tasker Capital Corp.



                                         By:   /s/ Maurizio Grande
                                             -----------------------------------

                                         Name:   Maurizio Grande

                                         Title:   Chief Financial Officer

                                         Date:   August 19, 2002