Form 10QSB
period 2002-09-30
TASKER CAPITAL CORP
filed 2002-11-19
CIK 1084557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
          Exchange  Act  of  1934

          For  the  quarterly  period  ended  SEPTEMBER  30,  2002

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
          Act  of  1934

          For  the  transition  period           to


          Commission  File  Number          000-32019
                                            ---------

                              TASKER CAPITAL CORP.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                   88-0426048
-------------------------------          ----------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation  or  organization)

SUITE  314-837  WEST  HASTINGS  STREET
VANCOUVER,  B.C.,  CANADA                V6C  3N6
--------------------------------------   --------
(Address of principal executive offices) (Zip  Code)

Issuer's  telephone  number,
  including  area  code:                  604-642-6410
                                          ------------

                         Not  Applicable
                         ---------------
         (Former name, former address and former fiscal year,
                    if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,262,010 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                              TASKER CAPITAL CORP.
                         (AN EXPLORATION STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                              TASKER CAPITAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



--------------------------------------------------------------------------------
                               SEPTEMBER 30     DECEMBER 31
                                      2002             2001
--------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                             $      12   $      12
  Goods and Services Tax
   recoverable                           519         517
                                   ----------------------
                                   $     531   $     529
=========================================================
LIABILITIES

CURRENT
  Accounts payable                 $ 127,964   $ 100,218
  Advances payable                    48,022      47,853
                                   ----------------------
                                     175,986     148,071
                                   ----------------------

SHAREHOLDERS' DEFICIENCY

SHARE CAPITAL
  Authorized:
    50,000,000 common shares,
    par value $0.001 per
    share at September 30, 2002
    and December 31, 2001
  Issued and Outstanding:
    11,262,010 at September
    30, 2002 and December 31, 2001   197,337     197,337

CONTRIBUTED SURPLUS                    5,415       5,415

CUMULATIVE TRANSLATION ADJUSTMENT      6,755       7,028

ACCUMULATED DEFICIT                 (384,962)   (357,322)
                                   ----------------------
                                    (175,455)   (147,542)
                                   ----------------------

                                   $     531   $     529
=========================================================


                              TASKER CAPITAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)




                                                                                 INCEPTION
                                                                                   MAY 13
                                   THREE MONTHS ENDED        NINE MONTHS ENDED     1996 TO
                                      SEPTEMBER 30              SEPTEMBER 30   SEPTEMBER 30
                                   2002         2001         2002         2001        2002
---------------------------------------------------------------------------------------------
EXPENSES

  Management and consulting      $    6,771  $     4,511  $    16,424  $    14,286  $125,987
   fees
  Office and sundry                   1,161          524        2,145        2,670    18,740
  Professional fees                   1,065       11,843        4,780       24,682    76,889
  Rent                                1,395        1,353        4,291        4,286    36,044
  Mineral property
   exploration and
   maintenance costs                      -            -            -        3,993   127,007
                                 ------------------------------------------------------------
LOSS FOR THE PERIOD                  10,392       18,231       27,640       49,917  $384,667
                                                                                    =========
ACCUMULATED DEFICIT,
BEGINNING OF PERIOD                 374,570      329,948      357,322      298,262
                                 --------------------------------------------------

ACCUMULATED DEFICIT,
END OF PERIOD                   $   384,962  $   348,179  $   384,962  $   348,179
                                 ==================================================


LOSS PER SHARE                  $      0.01  $      0.01  $      0.01  $      0.01
                                 ==================================================

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                      11,262,010   11,262,010   11,262,010   11,262,010
                                 ==================================================

                              TASKER CAPITAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



----------------------------------------------------------------------------------------------
                                                                                 INCEPTION
                                                                                   MAY 31
                                      THREE MONTHS ENDED     NINE MONTHS ENDED     1996 TO
                                         SEPTEMBER 30          SEPTEMBER 30     SEPTEMBER 30
                                        2002       2001       2002       2001       2002
----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                 $(10,392)  $(18,231)  $(27,640)  $(49,917)  $(384,667)
                                      --------------------------------------------------------
ADJUSTMENTS TO RECONCILE
 LOSS TO NET CASH
 USED BY OPERATING
ACTIVITIES
  Change in Goods and Service
   Tax recoverable                          24          -         (2)     1,813        (519)
  Change in accounts
   payable                               5,007      3,436     27,746     26,213     127,964
                                      --------------------------------------------------------

TOTAL ADJUSTMENTS                        5,031      3,436     27,744     28,026     127,445
                                      --------------------------------------------------------

NET CASH USED IN
OPERATING ACTIVITIES                    (5,361)   (14,795)       104    (21,891)   (257,222)
                                      --------------------------------------------------------

CASH FLOWS FROM
 INVESTING ACTIVITY
  Net asset deficiency of
  legal parent at date
  of reverse take-over
  transaction                                -          -          -          -        (295)
                                      --------------------------------------------------------

CASH FLOWS FROM
FINANCING ACTIVITIES
  Advances payable                      (2,248)     8,594        169     14,978      48,022
  Issue of share capital                     -          -          -          -     197,337
  Contributed surplus                        -          -          -          -       5,415
                                      --------------------------------------------------------

                                        (2,248)     8,594        169     14,978     250,774
                                      --------------------------------------------------------

EFFECT OF EXCHANGE
RATE CHANGES ON
CASH                                     7,608      6,406       (274)     6,895       6,755

INCREASE (DECREASE) IN
 CASH                                       (1)       205         (1)       (18)         12
                                      --------------------------------------------------------

CASH, BEGINNING OF PERIOD                   13         21         13        244           -

CASH, END OF PERIOD                   $     12   $    226   $     12   $    226   $      12
==============================================================================================

                              TASKER CAPITAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of September 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2001 audited consolidated financial statements and notes thereto.


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

                              TASKER CAPITAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                              TASKER CAPITAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

PLAN  OF  OPERATIONS

On May 22, 2002, the Company entered into a letter of intent with Rephresh, Inc., a private company incorporated in the state of Massachusetts. Rephresh, Inc. was established for the purpose of developing and marketing products in the beverage and oral care markets. The Company continues to pursue the development of business relationships with Rephresh, Inc. through which the Company hopes to commercialize products in which Rephresh, Inc. has an interest.

On September 30, 2002, the Company had nominal cash assets. Upon finalization of any business arrangements with Rephresh, Inc., the Company expects that it will have sufficient cash resources to begin the commercialization process of Rephresh, Inc. type products.

ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Arthur P. Bergeron. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.



PART  II  -  OTHER  INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM  2.  CHANGES  IN  SECURITIES

We did not complete any sales of our securities during the fiscal quarter ended September 30, 2002.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2002.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

------

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
          ----------------------------------------------------------------------
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
--------------------------------------------------------------------------------


(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB

--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2002.



                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER  CAPITAL  CORP.

Date:     NOVEMBER  19,  2002



By:  /s/ ARTHUR  P.  BERGERON
     --------------------
     ARTHUR  P.  BERGERON
     CHIEF  EXECUTIVE  OFFICER  AND  CHIEF  FINANCIAL  OFFICER
     (PRINCIPAL  EXECUTIVE  OFFICER)
     (PRINCIPAL  ACCOUNTING  OFFICER)

                                 CERTIFICATIONS

I, Arthur P. Bergeron, Chief Executive Officer and Chief Financial Officer of Tasker Capital Corp. (the "Registrant"), certify that;

(1)  I  have  reviewed  this  quarterly  report on Form10-QSB of the Registrant;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November  19,  2002        /s/ Arthur  P.  Bergeron
                                   ___________________________________
                                   (Signature)  Arthur  P.  Bergeron
                                   CHIEF  EXECUTIVE  OFFICER  AND
                                   CHIEF  FINANCIAL  OFFICER
                                   ___________________________________
                                   (Title)