Form 10KSB
period 2002-12-31
TASKER CAPITAL CORP
filed 2003-04-15
CIK 1084557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________.

                        Commission file number: 000-32019

                              TASKER CAPITAL CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

      Nevada                                                     88-0426048
------------------------------                               -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Suite 314-837 West Hastings Street, Vancouver, BC Canada         V6C 3N6
--------------------------------------------------------    --------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number: (604) 642-6410
                           --------------

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock,
                                                                ----------------
                                                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. |_|

Issuer's revenues for its most recent fiscal year ended December 31, 2002: $Nil

Number of shares of common stock, $.001 par value, outstanding on April 11, 2003: 11,786,860

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I
Item 1.     Description of Business
Item 2.     Description of Property
Item 3.     Legal Proceedings
Item 4.     Submission or Matters to a Vote of Security Holders

PART II
Item 5.     Market for Common Equity and Related Stockholder Matters
Item 6.     Management's Discussion and Analysis or Plan of Operation
Item 7.     Financial Statements
Item 8.     Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.    Executive Compensation
Item 11.    Security Ownership of Certain Beneficial Owners and Management
Item 12.    Certain Relationships and Related Transactions
Item 13.    Exhibits and Reports on Form 8-K
Item 14.    Controls and Procedures

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

(b) Business of the Company

The Company and Tanuta were organized for the purpose of engaging in the acquisition and exploration of mineral properties, primarily in the Province of British Columbia, Canada. During 2001, the Company allowed the option on its mineral property to lapse and began to investigate other business opportunities. In late 2002, the Company entered into an exclusive license to sell, develop, market and distribute consumer deodorant breath products, animal deodorant breath products and soft drink products.

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their Auditors' Report on our audited financial statements for the year ended December 31, 2002.

ITEM 2: Description of Property

We do not lease or own any real property. Our office space is provided free of charge.

ITEM 3: Legal Proceedings

There are no current or pending material legal proceedings to which the Company is or is likely to be a party or of which any of its property is or is likely to be the subject of.

ITEM 4: Submission or Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fourth quarter to our fiscal year ending December 31, 2002.

                                     PART II

ITEM 5: Market for Common Equity and Related Stockholder Matters

Market information

The Company's common stock is currently quoted for trading on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol "TKER".

We currently have approximately 50 shareholders of record as of December 31, 2002.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: Management's Discussion and Analysis or Plan of Operation

(a) Plan of Operation

From inception and into 2001, the Company's focus was the exploration of its mineral property. Rather than make a substantial option payment (approximately US$33,333) in 2001, the Company allowed the option to expire and began to look for other business opportunities.

On May 22, 2002, Tasker Capital Corp. (the "Company") disclosed that it had entered into a binding Letter of Intent to acquire a privately held company, Rephresh, Inc., by means of a reverse merger. Subsequent to the disclosure, all parties agreed to abandon the acquisition.

On November 26, 2002, the Company closed a private equity financing in which the Company raised approximately $525,000 from several investors. In connection with the private placement, the Company sold shares of the Company's common stock and conditional secured promissory notes and issued warrants to purchase shares of the Company's common stock to the investors. The Company plans to use the proceeds from the financing to fund the development, marketing and distribution of consumable products in the consumer deodorant breath care, animal deodorant breath care and soft drink markets.

On the same date the Company closed the private placement, the Company entered into an Exclusive License Agreement (the "License Agreement") with Pharlo Citrus Technologies, Inc. ("Pharlo"), a privately held development company, to use, sell, develop, market and distribute consumer deodorant breath products, animal deodorant breath products and soft drink products. Pursuant to the License Agreement, the Company has agreed to make royalty payments to Pharlo based on product sales and has issued warrants to Pharlo's stockholders to purchase an aggregate of 300,000 shares of the Company's common stock. In conjunction with the License Agreement, Tasker entered into a Production Agreement with Indian River Labs, Inc. ("Indian River"), a privately held manufacturing corporation affiliated with Pharlo. Indian River will manufacture and sell to the Company concentrates for the products licensed by Pharlo. Additionally, the Company has agreed to loan to Pharlo, pursuant to a Loan Agreement, up to $200,000, to finance a production facility to produce the licensed products. Pursuant to the terms of the Loan Agreement, the principal and interest on the notes evidencing the loan will be repaid in equal monthly instalments commencing July 1, 2003, with the last payment due October 1, 2012.

Also, the Company entered into agreements with a key employee and several consultants. The Company entered into an employment agreement with Arthur P. Bergeron pursuant to which Mr. Bergeron will serve as the Company's Chief Executive Officer, President, Chief Financial Officer and Treasurer. Mr. Bergeron has also been elected to the Company's Board of Directors. The Company will pay Mr. Bergeron a base salary of $1,170.00 per month and will issue Mr. Bergeron a non-qualified stock option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 per share. The Company also entered into consulting agreements with each of Richard Brutti and Richard Kirby to provide consulting services to the Company in connection with the development, marketing and sale of the consumable products. Mr. Kirby has also assigned to the Company certain of his interest in a Right of First Refusal Agreement with Pharlo with respect to certain additional licensed products. In connection with the consulting agreements, the Company issued to Mr. Brutti and Mr. Kirby, respectively, warrants to purchase 1,750,000 and 1,710,000 shares of the Company's common stock at an exercise price of $0.25 per share. Also, the Company has agreed to make bonus payments and to issue additional warrants to each based on the achievement of agreed upon sales milestones.

Further, the Company entered into a consulting agreement with Boston Financial Partners, Inc. ("Boston Financial") to provide domestic and global strategic advice. Boston Financial will provide consulting services to the Company in return for a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 per share.

(b) Discussion of Operations and Financial Condition

Fiscal Years ended December 31, 2002 and 2001

The Company had incurred a net loss of $761,252 for the year ended December 31, 2002, and $59,060 for the year ended December 31, 2001. As at December 31, 2002, the Company had an accumulated deficit of $1,118,574.

The Company's loss for the year ended December 31, 2001 consists of administrative costs relating mainly to securities compliance costs, and management fees paid to a former director and president of the Company.

The Company's loss for the year ended December 31, 2002 is significantly larger than the previous year as the Company incurred additional professional fees, consulting and other costs in the early stages of exploiting the exclusive license rights obtained from Pharlo.

The Company will require additional financing to bring the licensed products to market. The Company does not generate revenue so funding required to further development of the business opportunity must come from the sale of shares or from loan from directors or officers.

ITEM 7: Financial Statements

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

             [LETTERHEAD OF MORGAN & COMPANY CHARTERED ACCOUNTANTS]


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Directors of
Tasker Capital Corp.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Tasker Capital Corp. (a development stage company) as at December 31, 2002 and 2001, and the consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended, and for the period from inception, May 13, 1996, to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001, and for the period from inception, May 13, 1996, to December 31, 2002, in accordance with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, B.C.                                        "Morgan & Company"

April 8, 2003                                         Chartered Accountants

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------
                                                             DECEMBER 31
                                                           2002         2001
-------------------------------------------------------------------------------

ASSETS
Current
   Cash                                                $    91,821    $      12
   Goods and Services Tax recoverable                           --          517
   Current portion of notes receivable                       2,514           --
   Prepaid royalties                                        60,000           --
                                                      -------------------------
                                                           154,335          529
Notes Receivable (Note 3)                                   62,486           --
License (Note 4)                                           202,344           --
Website Development Costs                                    2,750           --
                                                      -------------------------

                                                       $   421,915    $     529
===============================================================================

LIABILITIES
Current
   Accounts payable and accrued liabilities            $   155,945    $ 100,218
   Advances payable                                         48,314       47,853
                                                      -------------------------
                                                           204,259      148,071
Notes Payable (Note 5)                                     307,525           --
                                                      -------------------------
                                                           511,784      148,071
                                                      -------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
      50,000,000 common shares, par value $0.001 per share at December 31, 2002 and 2001

   Issued and Outstanding:
      11,786,860 at December 31, 2002 and
      11,262,010 at December 31, 2001                       11,787       11,262

   Additional paid-in capital                            1,011,503      186,075

Contributed Surplus                                          5,415        5,415
Cumulative Translation Adjustment                               --        7,028
Deficit Accumulated During The Development Stage        (1,118,574)    (357,322)
                                                      -------------------------
                                                           (89,869)    (147,542)
                                                      -------------------------

                                                       $   421,915    $     529
===============================================================================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------
                                                                    INCEPTION
                                                                     MAY 13
                                              YEARS ENDED            1996 TO
                                              DECEMBER 31          DECEMBER 31
                                          2002           2001         2002
-------------------------------------------------------------------------------

Expenses
   Stock based compensation           $    558,935    $        --   $   558,935
   Consulting fees                          60,124             --        60,124
   Design and packaging                      9,718             --         9,718
   Media Services                           19,500             --        19,500
   Wages and benefits                       23,510             --        23,510
   Stock transfer services                   3,222             --         3,222
   Interest expense                         22,349             --        22,349
   Management fees                          14,329         19,369       123,892
   Office and sundry                         3,183          4,700        20,073
   Professional fees                        47,801         25,224       119,910
   Rent                                      4,299          5,811        36,052
   Mineral property costs                       --          3,956       127,007
   Gain on foreign exchange                 (5,718)            --        (5,718)
                                      -----------------------------------------

Loss For The Period                   $    761,252    $    59,060   $ 1,118,574
===============================================================================

Loss Per Share                        $       0.07    $      0.01
===================================================================

Weighted Average Number Of Shares
  Outstanding                           11,305,489     11,262,010
===================================================================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------
                                                                   INCEPTION
                                                                     MAY 13
                                                YEARS ENDED         1996 TO
                                                DECEMBER 31       DECEMBER 31
                                              2002        2001        2002
-------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Loss for the period                     $(761,252)  $ (59,060)  $(1,118,574)

Adjustments To Reconcile Loss To Net Cash
  Used By Operating Activities
   Amortization of interest expense            7,349          --         7,349
   Stock based compensation                  558,935          --       558,935
   Goods and Services Tax recoverable            517       1,296            --
   Prepaid royalties                         (60,000)         --       (60,000)
   Accounts payable                           55,727      33,853       155,101
                                           ------------------------------------
                                            (198,724)    (23,911)     (457,189)
                                           ------------------------------------

Cash Flows From Investing Activities
   Notes receivable                          (65,000)         --       (65,000)
   License                                  (160,000)         --      (160,000)
   Website development costs                  (2,750)         --        (2,750)
                                           ------------------------------------
                                            (227,750)         --      (227,750)
                                           ------------------------------------

Cash Flows From Financing Activities
   Advances payable                              461      16,443        48,314
   Issue of share capital                    210,718          --       413,470
   Issue of share purchase warrants           13,956          --        13,956
   Notes payable                             300,176          --       300,176
   Cash acquired on acquisition of
     subsidiary                                   --          --           850
                                           ------------------------------------
                                             525,311      16,443       776,766
                                           ------------------------------------

Effect Of Exchange Rate Changes On Cash       (7,028)      7,236            --
                                           ------------------------------------

Increase (Decrease) In Cash                   91,809        (232)       91,827

Cash, Beginning Of Period                         12         244            --
                                           ------------------------------------

Cash, End Of Period                        $  91,821   $      12   $    91,821
==============================================================================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                            (Stated in U.S. Dollars)

                                            COMMON STOCK                                          DEFICIT
                                ------------------------------------                             ACCUMULATED
                                    NUMBER                ADDITIONAL                CUMULATIVE   DURING THE
                                      OF                    PAID-IN   CONTRIBUTED  TRANSLATION  DEVELOPMENT
                                    SHARES     AMOUNT       CAPITAL     SURPLUS     ADJUSTMENT     STAGE        TOTAL
                                -----------------------------------------------------------------------------------------

Issuance of common stock                 1     $       1     $    --    $   --        $    --     $      --     $       1
Net loss                                --            --          --        --             --       (14,237)      (14,237)
                                -----------------------------------------------------------------------------------------

Balance, December 31, 1996               1             1          --        --             --       (14,237)      (14,236)

Issuance of common stock         1,750,000       185,907          --        --             --            --       185,907
Translation adjustment                  --            --          --        --           (743)           --          (743)
Net loss                                --            --          --        --             --      (143,437)     (143,437)
                                -----------------------------------------------------------------------------------------

Balance, December 31, 1997       1,750,001       185,908          --        --           (743)     (157,674)       27,491

Cancellation of common stock      (750,000)       (5,415)         --     5,415             --            --            --
Translation adjustment                  --            --          --        --           (579)           --          (579)
Net loss                                --            --          --        --             --       (45,387)      (45,387)
                                -----------------------------------------------------------------------------------------

Balance, December 31, 1998       1,000,001       180,493          --     5,415         (1,322)     (203,061)      (18,475)

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)
                            (Stated in U.S. Dollars)


                                                  COMMON STOCK                                          DEFICIT
                                    --------------------------------------                            ACCUMULATED
                                        NUMBER                  ADDITIONAL                CUMULATIVE   DURING THE
                                          OF                      PAID-IN   CONTRIBUTED  TRANSLATION  DEVELOPMENT
                                        SHARES       AMOUNT       CAPITAL     SURPLUS     ADJUSTMENT     STAGE        TOTAL
                                    ------------------------------------------------------------------------------------------

Balance, December 31, 1998             1,000,001    $ 180,493    $     --     $5,415       $(1,322)     $(203,061)   $ (18,475)

Issuance of common stock                 100,000       16,844          --         --            --             --       16,844
Increase in issued common stock
   due to 10 for 1 stock split         9,900,009           --          --         --            --             --           --
Adjustment to number of shares
 issued and outstanding as a
 result of the reverse take-over
 transaction
   Tanuta Ventures Inc.              (11,000,010)          --          --         --            --             --           --
   Tasker Capital Corp.                  262,000           --          --         --            --             --           --
Ascribed value of shares issued in
  connection with the acquisition
  of Tanuta Ventures Inc.             11,000,010     (186,075)    186,075         --            --             --           --
Net asset deficiency of legal
   parent at date of reverse
   take-over transaction                      --           --          --         --            --           (295)        (295)
Translation adjustment                        --           --          --         --        (1,116)            --       (1,116)
Net loss                                      --           --          --         --            --        (34,518)     (34,518)
                                    ------------------------------------------------------------------------------------------

Balance, December 31, 1999            11,262,010       11,262     186,075      5,415        (2,438)      (237,874)     (37,560)

Translation adjustment                        --           --          --         --         2,230             --        2,230
Net loss                                      --           --          --         --            --        (60,388)     (60,388)
                                    ------------------------------------------------------------------------------------------

Balance, December 31, 2000            11,262,010       11,262     186,075      5,415          (208)      (298,262)     (95,718)

Translation adjustment                        --           --          --         --         7,236             --        7,236
Net loss                                      --           --          --         --            --        (59,060)     (59,060)
                                    ------------------------------------------------------------------------------------------

Balance, December 31, 2001            11,262,010       11,262     186,075      5,415         7,028       (357,322)    (147,542)

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)
                            (Stated in U.S. Dollars)

                                          COMMON STOCK                                        DEFICIT
                              ----------------------------------                            ACCUMULATED
                                  NUMBER              ADDITIONAL                CUMULATIVE   DURING THE
                                    OF                  PAID-IN   CONTRIBUTED  TRANSLATION  DEVELOPMENT
                                  SHARES     AMOUNT     CAPITAL     SURPLUS     ADJUSTMENT     STAGE          TOTAL
                              ---------------------------------------------------------------------------------------

Balance, December 31, 2001     11,262,010   $11,262   $  186,075    $5,415        $ 7,028    $  (357,322)   $(147,542)

Issuance of common stock          524,850       525      210,193        --             --             --      210,718
Warrants issued for license            --        --       42,344        --             --             --       42,344
Warrants issued for services           --        --      558,935        --             --             --      558,935
Warrants issued                        --        --       13,956        --             --             --       13,956
Translation adjustment                 --        --           --        --         (7,028)            --       (7,028)
Net loss                               --        --           --        --             --       (761,252)    (761,252)
                              ---------------------------------------------------------------------------------------

Balance, December 31, 2002     11,786,860   $11,787   $1,011,503    $5,415        $    --    $(1,118,574)   $ (89,869)
                              =======================================================================================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

1.    NATURE OF OPERATIONS

      a)    Development Stage Activities

            The Company has entered into an exclusive license agreement with a privately held development company to use, sell, develop, market and distribute consumer deodorant breath products, animal deodorant breath products and soft drink products.

            The Company is in the development stage, therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

      b)    Going Concern

            Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)


2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      b)    Development Stage Company

            The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

      c)    Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

      d)    Website Development Costs

            Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

      e)    Income Taxes

            The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)


2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      f)    Stock Based Compensation

            The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 - "Accounting for Stock Issued to Employees". The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation", which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

      g)    Financial Instruments

            The Company's financial instruments consist of cash and accounts payable.

            Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

      h)    Foreign Currency Translation

            The Company's functional currency is the U.S. dollar. Transactions in foreign currencies are converted to U.S. dollars at the rate of exchange prevailing at the time of the transactions. Exchange gains and losses arising from the remeasurement of foreign currency-denominated assets and liabilities are included in income in the period in which they occur.

      i)    Basic and Diluted Loss Per Share

            In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2002, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)


3.    NOTES RECEIVABLE

                                                             2002           2001
                                                        ------------------------

      Balance outstanding                                 $65,000          $  --
      Deduct:  Current portion                              2,514             --
                                                         -----------------------

                                                          $62,486          $  --
                                                         =======================

      The Company has agreed to provide a loan of up to $200,000 with interest at 7% per annum, repayable in equal monthly instalments commencing on July 1, 2003.

4.    LICENSE

      The Company has entered into an exclusive license agreement with a privately held development company to use, sell, develop, market and distribute consumer deodorant breath products, animal deodorant breath products and soft drink products. Pursuant to the license agreement, the Company has agreed to make royalty payments based on product sales and has issued warrants to purchase up to 300,000 common shares.

5.    NOTES PAYABLE

                                                                2002       2001
                                                            --------------------

      Notes payable, with interest at 5%,
        repayable -- fair value                              $ 524,325     $  --
      Less: Discount to record note at fair value             (224,149)       --
                                                            --------------------
                                                               300,176        --
      Amortization of discount to December 31, 2002              7,349        --
                                                            --------------------

                                                             $ 307,525     $  --
                                                            ====================

      During the year ended December 31, 2002, the Company completed a private placement offering for cash proceeds of $524,850. The Company issued 524,850 shares of common stock, issued share purchase warrants to purchase 524,850 shares of common stock at a price of $2.00 per share up to November 26, 2007, and issued 5% promissory notes, with a face value of $524,325, to the investors repayable with accrued interest no later than November 26, 2007.

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)


5.    PROMISSORY NOTE (Continued)

      The principal balance of the promissory note will also be repaid from 50% of the net revenues of the Company's television commercial commencing 30 days after the initial airing of the commercial, and extending for a six month period from that date.

      The fair value attributed to the notes is based upon the fair value of the underlying financial instruments.

      The discount resulting from recording the notes at fair value will be amortized on the interest rate method over a term of five years, subject to early repayment of principal from the net proceeds of the television commercial.

6.    CAPITAL STOCK

      i)    Warrants

            At December 31, 2002 and 2001, the Company had outstanding warrants to purchase 4,260,000 (2001 - Nil) shares of the Company's common stock at $0.25 per share up to November 26, 2007, and had outstanding warrants to purchase 524,850 (2001 - Nil) shares of the Company's common stock at $2.00 per share up to November 26, 2007.

      ii)   Stock Options

            Stock options issued are as follows:

                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                                     EXERCISE       EXERCISE
                                                        NUMBER         PRICE         PRICE
                                                          OF            PER           PER
                                                        SHARES         SHARE         SHARE     EXERCISABLE
                                                      ----------------------------------------------------

            Outstanding, December 31, 2000 and 2001            --    $    --       $    --             --

            Granted                                     1,500,000       0.25          0.25        666,666
                                                      ----------------------------------------------------

            Outstanding, December 31, 2002              1,500,000    $  0.25       $  0.25        666,666
                                                      ====================================================

            As at December 31, 2002, the weighted average contractual life of options is 10 years.

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)


6.    CAPITAL STOCK (Continued)

      ii)   Stock Options (Continued)

            Had compensation cost been recognized on the basis of fair value, pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been as follows:

                                                      2002             2001
                                                   --------------------------

            Loss for the year
                 As reported                       $ (761,252)      $ (59,060)
                 Pro-forma                           (876,501)        (59,060)

            Basic and diluted loss per share
                 As reported                           (0.07)           (0.01)
                 Pro-forma                             (0.08)           (0.01)

            The fair value of each option granted during the 2002 year was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 83%, risk free interest rate of 5.25%, and weighted average expected option terms of 5 years.

7.    COMMITMENTS

      a)    Employment Contract

            The Company has entered into an employment contract with an individual who will act as the Company's Chief Executive Officer, President, Chief Financial Officer and Treasurer. The contract provides for a base salary of $1,170 per month and stock options for the purchase of up to 1,500,000 common shares at $0.25 per share, subject to certain vesting provisions.

      b)    Consulting Contracts

            i) The Company has entered into two consulting contracts relating to the development, marketing and sale of its products. The consulting contracts provide for the issue of warrants to purchase up to 3,460,000 common shares at $0.25 per share for a five year period. In addition, the Company has agreed to make bonus payments and to issue 1,000,000 additional warrants based on agreed upon sales milestones.

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)


7.    COMMITMENTS (Continued)

      b)    Consulting Contracts (Continued)

            ii) The Company has entered into a contract for domestic and global strategic advice. The contract provides for the issue of warrants to purchase up to 500,000 common shares at $0.25 per share for a five year period.

8.    RELATED PARTY TRANSACTIONS

                                                            2002         2001
                                                          --------------------

      Management fees                                     $14,329      $19,369
                                                          ====================

      Wages                                               $23,510      $    --
                                                          ====================

9.   INCOME TAXES

      The Company has net operating losses carried forward of approximately $436,000 which expire in years ranging from 2003 to 2022. The Company has provided a full valuation allowance of approximately $153,000 on the deferred tax asset because of the uncertainty of realizability.

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

1. Directors and Officers

================================================================================
           Name        Age             Position               Office held Since
--------------------------------------------------------------------------------
Maurizio Grande        54              Director               February 2, 1999
--------------------------------------------------------------------------------
Michael Hu             37              Director               February 2, 1999
--------------------------------------------------------------------------------
Arthur P. Bergeron     52        President, Treasurer,         October 3, 2002
                             Chief Financial Officer, and
                                Chief Executive Officer
--------------------------------------------------------------------------------

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

Mr. Grande will provide services to the Company on a part-time basis. The amount of time he spends on Company business will depend on the needs of the Company.

Mr. Michael Hu has been a Director of the Company since February 2, 1999. Mr. Hu is the Beverage Manager of the Imperial Restaurant of Vancouver, British Columbia, since January, 1991. Mr. Hu will provide services to the Company on a part-time basis. The amount of time he spends on Company business will depend on the needs of the Company.

Mr. Bergeron has been President, Treasurer, Chief Financial Officer and Chief Executive Officer since October 3, 2002. Mr. Bergeron is a self-employed Certified Public Accountant. He is the President of and a principle of Arthur P. Bergeron & Company, P.C. Mr. Bergeron will provide services to the Company on an as needed basis pursuant to an employment agreement.

2. Promoters

The Company does not have any promoters other than the directors or officers of the Company.

3. Control Persons

Other than the directors or officers of the Company, which are considered control persons of the Company, there are no persons holding greater than 20% of the issued and outstanding shares of the Company.

ITEM 10: Executive Compensation

The following table sets forth certain information as to the Company's three highest paid executive officers and directors for the fiscal year ended December 31, 2002.

===============================================================================
                          Summary Compensation Table
-------------------------------------------------------------------------------
          Name                        Position               Year   Salary
-------------------------------------------------------------------------------
Arthur P. Bergeron         President, Treasurer, Chief      2002   US$23,510
                           Financial Officer and Chief
                                Executive Officer
-------------------------------------------------------------------------------
Maurizio Grande                      Director               2002       Nil
-------------------------------------------------------------------------------
Michael Hu                           Director               2002       Nil
===============================================================================

The Company has entered into an employment contract, dated October 1, 2002, with Arthur P. Bergeron whereby they have agreed to pay Mr. Bergeron $1,170 per month and have granted stock options for the purchase of up to 1,500,000 common shares at $0.25 per share, subject to certain vesting provisions.

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2002, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group:

============================================================================================
Title of Class         Name and Address of            Amount of       Percentage of Class
                         Beneficial Owner            Beneficial      (total outstanding is
                                                    Ownership[1]          11,786,860)
--------------------------------------------------------------------------------------------
 Common Stock     Cede & Co.                          3,640,000              30.9%
                  Box 20 Bowling Green Station
                  New York, NY  10004

--------------------------------------------------------------------------------------------
 Common Stock     Wagstall Developments Ltd.[2]       1,000,000               8.5%
                  P.O. Box N8627
                  Nassau, Bahamas
--------------------------------------------------------------------------------------------

============================================================================================
Title of Class         Name and Address of            Amount of       Percentage of Class
                         Beneficial Owner            Beneficial      (total outstanding is
                                                    Ownership[1]          11,786,860)
--------------------------------------------------------------------------------------------
 Common Stock     Falconberg Corporation              1,000,000               8.5%
                  Suite #61
                  P.O. Box N07521
                  Nassau, Bahamas
--------------------------------------------------------------------------------------------
 Common Stock     Paolo Stinghi                       1,000,010               8.5%
                  873 E 14th Street
                  N. Vancouver, B.C.
--------------------------------------------------------------------------------------------
 Common Stock     Vincenzo Marsella                   1,000,000               8.5%
                  Wilenhofstrasse 12
                  CH-8185 Ruti, Switzerland
--------------------------------------------------------------------------------------------
 Common Stock     Arthur P. Bergeron.[3]              1,500,000              12.7%
                  150 Rolling Meadow Drive
                  Holliston, MA  01746
--------------------------------------------------------------------------------------------
 Common Stock     Richard Kirby.[4]                   1,710,000              14.5%
                  48 Forest Street
                  Medford, MA 02150
--------------------------------------------------------------------------------------------
 Common Stock     Richard Brutti.[5]                  1,750,000              14.8%
                  14 Pine Ridge Road
                  Arlington, MA 02476
--------------------------------------------------------------------------------------------
 Common Stock     Boston Financial Partners.[6]       1,500,000              12.7%
                  89 Turnpike Road
                  Ipswich, MA 01938
--------------------------------------------------------------------------------------------
 Common Stock     Brimstone Limited                    750,000                6.4%
                  15 The Grange
                  St. Peter Port
                  Guernsey Channel Islands GY1
                  2QL
                  United Kingdom
--------------------------------------------------------------------------------------------

[1] Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
[2]   Wagstall Developments Ltd. is a private company wholly owned by Brian
      Longpre.
[3] Mr. Bergeron, an officer and director, has been granted options to purchase 1,500,000 shares of the Company's Common Stock.
[4] Mr. Kirby, a consultant has been granted a warrant to purchase 1,710,000 shares of the Company's Common Stock.
[5] Mr. Brutti, a consultant has been granted a warrant to purchase 1,750,000 shares of the Company's Common Stock
[6] Boston Financial Partners, a consultant has been granted a warrant to purchase 500,000 shares of the Company's Common Stock.

ITEM 12: Certain Relationships and Related Transactions

None of the Directors or Officers of the Company, nor any proposed nominee for election as a Director of the Company, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of the Company's incorporation or in any presently proposed transaction which, in either case, has or will materially affect the Company, save for the following:

1. The Company has entered into an employment contract, dated October 1, 2002, with Arthur P. Bergeron whereby the Company agreed to pay Mr. Bergeron US$1,170 per month and to issue stock options to purchase up to 1,500,000 common shares at $0.25 subject to certain vesting provisions

2. The Company's wholly owned Canadian subsidiary, Tanuta, entered into a management agreement dated November 1, 1998 with Alfredo De Lucrezia, the President of the Company, whereby Tanuta agreed to pay Mr. De Lucrezia CDN$2,500 (approximately US$1,682) per month for providing management services to the Company and Tanuta. During the financial years ended December 31, 2002 and 2001, the Company paid Mr. De Lucrezia management fees of $Nil and $19,369 respectively.

The Company has not entered into transactions with any member of the immediate families of the above-noted persons, nor is any such transaction proposed.

ITEM 13: Exhibits and Reports on Form 8-K

(a)   Exhibits

--------------------------------------------------------------------------
   Exhibit 2.1*    Articles of Incorporation
--------------------------------------------------------------------------
   Exhibit 2.2*    Bylaws of the Company
--------------------------------------------------------------------------
   Exhibit 6.1*    Share Exchange Agreement dated March 31, 1999
--------------------------------------------------------------------------
   Exhibit 6.2* Assignment Agreement dated October 15, 1997 and Underlying Option Agreement dated June 15, 1997
--------------------------------------------------------------------------
   Exhibit 6.3*    Amendment Agreements to the Underlying Option
                   Agreement dated January 20, 1998 and August 15, 2000
--------------------------------------------------------------------------
   Exhibit 6.4*    Management Agreement dated November 1, 1998
--------------------------------------------------------------------------
   Exhibit 6.5     Form of Subscription Agreement
--------------------------------------------------------------------------
   Exhibit 6.6     Form of Amendment No. 1 to Subscription Agreement
--------------------------------------------------------------------------
   Exhibit 6.7     Form of Secured Promissory Note
--------------------------------------------------------------------------
   Exhibit 6.8     Form of Common Stock Purchase Warrant
--------------------------------------------------------------------------
   Exhibit 6.9 Exclusive License Agreement with Pharlo Cirtrus Technologies, Inc, dated November 26, 2002
--------------------------------------------------------------------------
   Exhibit 6.10 Production Agreement with Indian River Labs, Inc., dated November 26, 2002
--------------------------------------------------------------------------
   Exhibit 6.11 Loan Agreement with Pharlo Cirtrus Technologies, Inc, dated November 26, 2002
--------------------------------------------------------------------------
   Exhibit 6.12 Employment Agreement with Arthur P. Bergeron, dated November 26, 2002
--------------------------------------------------------------------------
   Exhibit 6.13    Nonqualified Stock Option Grant Agreement to Arthur
                   P. Bergeron, dated November 26, 2002
--------------------------------------------------------------------------
   Exhibit 6.14    Consulting Agreement with Richard Brutti, dated
                   November 26, 2002
--------------------------------------------------------------------------
   Exhibit 6.15    Common Stock Purchase Warrant issued to Richard
                   Brutti, dated November 26, 2002
--------------------------------------------------------------------------
   Exhibit 6.16    Consulting Agreement with Richard Kirby, dated
                   November 26, 2002
--------------------------------------------------------------------------
   Exhibit 6.17    Common Stock Purchase Warrant issued to Richard
                   Kirby, dated November 26, 2002
--------------------------------------------------------------------------
   Exhibit 6.18 Consulting Agreement with Boston Financial Partners, dated November 26, 2002
--------------------------------------------------------------------------
   Exhibit 6.19 Common Stock Purchase Warrant issued to Boston Financial Partners, dated November 26, 2002
--------------------------------------------------------------------------
   Exhibit 10.1*   Consent of Consulting Geologist to use of Report
--------------------------------------------------------------------------
   Exhibit 10.2*   Consent of Consulting Geologist to use of Report
--------------------------------------------------------------------------

(*) Incorporated by reference from the Registration Statement on Form 10-SB of the Registrant filed with the Commission.

(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K dated December 19, 2002.

ITEM 14: Controls and Procedures

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exhange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER CAPITAL CORP.
-----------------------------
         (Registrant)


By: /s/ Arthur P. Bergeron
    ---------------------------------------------------
    Arthur P. Bergeron, President, Chief Executive Officer and Director

    Date: April 14, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.


By: /s/ Arthur P. Bergeron
    ---------------------------------------------
    Arthur P. Bergeron, President, Treasurer, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer) and Director

Date: April 14, 2003


By: /s/ Maurizio Grande
    ---------------------------------------------
    Maurizio Grande, Director

Date: April 14, 2003

                                 CERTIFICATIONS

I, Arthur P. Bergeron, Chief Executive Officer and Chief Financial Officer, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Tasker Capital Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, it made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By: /s/ Arthur P. Bergeron
    ---------------------------------------------------
    Arthur P. Bergeron, Chief Executive Officer and Chief Financial Officer

    Date: April 14, 2003