Form 10QSB
period 2003-03-31
TASKER CAPITAL CORP
filed 2003-05-14
CIK 1084557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2003

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                                ----------------    --------------------

            Commission File Number     0-32019
                                   -------------

                                  TASKER CAPITAL CORP.
--------------------------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

         Nevada                                         88-0426048
-------------------------------------          ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

40 Grove Street, Suite 140
Wellesley, MA                                           02482-7702
--------------------------------------------    --------------------------------
(Address of principal executive offices)          (Postal or Zip Code)

Issuer's telephone number, including area code:        781-237-3600
                                                --------------------------------

                                      None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,926,860 Shares of $0.001 par value Common Stock outstanding as of March 31, 2003.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------
                                                       MARCH 31    DECEMBER 31
                                                         2003         2002
-------------------------------------------------------------------------------

ASSETS
Current
   Cash                                             $      3,412    $    91,821
   Current portion of notes receivable                     4,255          2,514
   Prepaid royalties                                      60,000         60,000
                                                    ---------------------------
                                                          67,667        154,335
Notes Receivable                                         105,745         62,486
Equipment, net                                             2,677             --
License                                                  202,344        202,344
Website Development Costs                                  2,750          2,750
                                                    ---------------------------

                                                    $    381,183    $   421,915
===============================================================================

LIABILITIES
Current
   Accounts payable and accrued liabilities         $    139,348    $   155,945
   Advances payable                                       48,314         48,314
                                                    ---------------------------
                                                         187,662        204,259
Notes Payable                                            328,838        307,525
                                                    ---------------------------
                                                         516,500        511,784
                                                    ---------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
      50,000,000 common shares, par value $0.001 per share at March 31, 2003 and December
        31, 2002

   Issued and Outstanding:
      11,926,860 at March 31, 2003 and
      11,786,860 at December 31, 2002                     11,927         11,787

   Additional paid-in capital                          1,046,363      1,011,503

Contributed Surplus                                        5,415          5,415

Deficit Accumulated During The Development Stage      (1,199,022)    (1,118,574)
                                                    ---------------------------
                                                        (135,317)       (89,869)
                                                    ---------------------------

                                                    $    381,183    $   421,915
===============================================================================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------
                                                                     INCEPTION
                                                                       MAY 13
                                           THREE MONTHS ENDED         1996 TO
                                                 MARCH 31             MARCH 31
                                           2003           2002          2003
-------------------------------------------------------------------------------

Expenses
   Stock based compensation         $        --     $        --     $   558,935
   Consulting fees                        8,000              --          68,124
   Design and packaging                      --              --           9,718
   Media Services                        29,200              --          48,700
   Wages and benefits                     5,602              --          29,112
   Stock transfer services                  780              --           4,002
   Interest expense                      21,380              --          43,729
   Management fees                           --           4,727         123,892
   Office and sundry                      1,133              --          21,206
   Professional fees                     14,212           1,402         134,122
   Rent                                      --           1,418          36,052
   Mineral property costs                    --              --         127,007
   Depreciation                             141              --             141
   Gain on foreign exchange                  --              --          (5,718)
                                    -------------------------------------------
Loss For The Period                 $    80,448     $     7,547     $ 1,199,022
===============================================================================

Loss Per Share                                      $      0.01     $      0.01
===============================================================================

Weighted Average Number Of Shares
   Outstanding                       11,880,193      11,262,010
===============================================================================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                                                     INCEPTION
                                                                       MAY 13
                                              THREE MONTHS ENDED      1996 TO
                                                   MARCH 31           MARCH 31
                                               2003       2002          2003
--------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Loss for the period                      $(80,448)    $ (7,547)   $(1,199,022)

Adjustments To Reconcile Loss To Net Cash
   Used By Operating Activities
   Depreciation                                  141           --            141
   Amortization of interest expense           21,313           --         28,662
   Stock based compensation                       --           --        558,935
   Goods and Services Tax recoverable             --            2             --
   Prepaid royalties                              --           --        (60,000)
   Accounts payable                          (16,597)        7114        138,498
                                            ------------------------------------
                                             (75,591)        (431)      (532,786)
                                            ------------------------------------

Cash Flows From Investing Activities
   Purchase of equipment                      (2,818)          --         (2,818)
   Notes receivable                          (45,000)          --       (110,000)
   License                                        --           --       (160,000)
   Website development costs                      --           --         (2,750)
                                            ------------------------------------
                                             (47,818)          --       (275,568)
                                            ------------------------------------

Cash Flows From Financing Activities
   Advances payable                               --         (180)        48,314
   Issue of share capital                     35,000           --        448,470
   Issue of share purchase warrants               --           --         13,956
   Notes payable                                  --           --        300,176
   Cash acquired on acquisition of
     subsidiary                                   --           --            850
                                            ------------------------------------
                                              35,000         (180)       811,766
                                            ------------------------------------

Effect Of Exchange Rate Changes On Cash           --          611             --
                                            ------------------------------------

Increase (Decrease) In Cash                  (88,409)          --          3,412

Cash, Beginning Of Period                     91,821           12             --
                                            ------------------------------------

Cash, End Of Period                         $  3,412     $     12    $     3,412
================================================================================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

1.    BASIS OF PRESENTATION

      The unaudited consolidated financial statements as of March 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2002 audited consolidated financial statements and notes thereto.

2.    NATURE OF OPERATIONS

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

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

3.    SIGNIFICANT ACCOUNTING POLICIES

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

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      i)    Basic and Diluted Loss Per Share

            In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward-Looking Statements

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

Plan of Operations

The Company has entered into an Exclusive License Agreement (the "License Agreement") with Pharlo Citrus Technologies, Inc. ("Pharlo"), a privately held development company, to use, sell, develop, market and distribute consumer deodorant breath products, animal deodorant breath products and soft drink products. Pursuant to the License Agreement, the Company has agreed to make royalty payments to Pharlo based on product sales and has issued warrants to Pharlo's stockholders to purchase an aggregate of 300,000 shares of the Company's common stock. In conjunction with the License Agreement, Tasker entered into a Production Agreement with Indian River Labs, Inc. ("Indian River"), a privately held manufacturing corporation affiliated with Pharlo. Indian River will manufacture and sell to the Company concentrates for the products licensed by Pharlo. Additionally, the Company has agreed to loan to Pharlo, pursuant to a Loan Agreement, up to $200,000, to finance a production facility to produce the licensed products. Pursuant to the terms of the Loan Agreement, the principal and interest on the notes evidencing the loan will be repaid in equal monthly instalments commencing July 1, 2003, with the last payment due October 1, 2012.

Also, the Company entered into agreements with a key employee and several consultants. The Company entered into an employment agreement with Arthur P. Bergeron pursuant to which Mr. Bergeron will serve as the Company's Chief Executive Officer, President, Chief Financial Officer and Treasurer. Mr. Bergeron has also been elected to the Company's Board of Directors. The Company will pay Mr. Bergeron a base salary of $1,170.00 per month and will issue Mr. Bergeron a non-qualified stock option to purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $0.25 per share, subject to certain vesting provisions. The Company also entered into consulting agreements with each of Richard Brutti and Richard Kirby to provide consulting services to the Company in connection with the development, marketing and sale of the consumable products. Mr. Kirby has also assigned to the Company certain of his interest in a Right of First Refusal Agreement with Pharlo with respect to certain additional licensed products. In connection with the consulting agreements, the Company issued to Mr. Brutti and Mr. Kirby, respectively, warrants to purchase 1,750,000 and 1,710,000 shares of the Company's common stock at an exercise price of $0.25 per share. Also, the Company has agreed to make bonus payments and to issue additional warrants to each based on the achievement of agreed upon sales milestones.

Further, the Company entered into a consulting agreement with Boston Financial Partners, Inc. ("Boston Financial") to provide domestic and global strategic advice. Boston Financial will provide consulting services to the Company in return for a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 per share.

Item 3. Controls and Procedures

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

                           PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

      We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Changes in Securities

      During the three months ended March 31, 2003, the Company issued 140,000 common shares for cash consideration of $35,000.

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2003.

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits

      None

      b) Reports on Form 8-K

      We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER CAPITAL CORP.


Date:    May 14, 2003
     -----------------------------------


By:      /s/ Arthur P. Bergeron
    ------------------------------------
         Arthur P. Bergeron
         Chief Executive Officer and Chief Financial Officer
         (Principal Executive Officer)
         (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Arthur P. Bergeron, Chief Executive Officer and Chief Financial Officer of Tasker Capital Corp. (the "Registrant"), certify that;

1)    I have reviewed this quarterly report on Form 10-QSB of the Registrant;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

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

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003         /s/ Arthur P. Bergeron
                            ---------------------------------------------------
                            (Signature) Arthur P. Bergeron

                            Chief Executive Officer and Chief Financial Officer
                            ---------------------------------------------------
                            (Title)