Form 10QSB
period 2003-06-30
TASKER CAPITAL CORP
filed 2003-08-14
CIK 1084557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2003

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                                ----------------    --------------------

            Commission File Number 0-32019
                            --------------

                              TASKER CAPITAL CORP.
        -----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

           Nevada                                     88-0426048
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

40 Grove Street, Suite 140
Wellesley, MA                                        02482-7702
----------------------------------------        --------------------
(Address of principal executive offices)        (Postal or Zip Code)

Issuer's telephone number, including area code:     781-237-3600
                                                --------------------

                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,446,860 Shares of $0.001 par value Common Stock outstanding as of June 30, 2003.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------
                                                       JUNE 30    DECEMBER 31
                                                        2003          2002
-------------------------------------------------------------------------------

ASSETS
Current
   Cash                                             $     3,994  $    91,821
   Current portion of notes receivable                    7,427        2,514
   Prepaid royalties                                     60,000       60,000
   Prepaid expenses                                       9,537         -
                                                    --------------------------
                                                         80,958      154,335
Notes Receivable                                        184,573       62,486
Equipment, net                                            2,537         -
License                                                 202,344      202,344
Website Development Costs                                 2,750        2,750
                                                    --------------------------

                                                    $   473,162  $   421,915
==============================================================================

LIABILITIES
Current
   Accounts payable and accrued liabilities         $   174,669  $   155,945
   Advances payable                                      48,314       48,314
   Loans payable                                         15,000         -
                                                    --------------------------
                                                        237,983      204,259
Notes Payable                                           349,370      307,525
                                                    --------------------------
                                                        587,353      511,784
                                                    --------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
      50,000,000 common shares, par value $0.001 per share at June 30, 2003 and December
        31, 2002

   Issued and Outstanding:
      12,446,860 at June 30, 2003 and
      11,786,860 at December 31, 2002                    12,447       11,787

   Additional paid-in capital                         1,175,843    1,011,503
   Share subscriptions received                          10,000         -

Contributed Surplus                                       5,415        5,415
Deficit Accumulated During The Development Stage     (1,317,896)  (1,118,574)
                                                    --------------------------
                                                       (114,191)     (89,869)
                                                    --------------------------

                                                    $   473,162  $   421,915
==============================================================================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------
                                                                                INCEPTION
                                                                                 MAY 13
                           THREE MONTHS ENDED           SIX MONTHS ENDED         1996 TO
                                JUNE 30                     JUNE 30              JUNE 30
                           2003          2002         2003           2002         2003
------------------------------------------------------------------------------------------

Expenses
   Stock based
     compensation      $     -       $     -      $     -       $     -        $  558,935
   Consulting fees           -             -            8,000         -            68,124
   Design and
     packaging               8,964         -            8,964         -            18,682
   Media services           35,731         -           64,931         -            84,431
   Wages and benefits        3,510         -            9,112         -            32,622
   Stock transfer
     services                  920         -            1,700         -             4,922
   Interest expense         20,747         -           42,127         -            64,476
   Management fees           -             4,926        -             9,653       123,892
   Office and sundry         9,588           984       10,721           984        30,794
   Professional fees        34,108         2,313       48,320         3,715       168,230
   Rent                      -             1,478        -             2,896        36,052
   Mineral property
     costs                   -             -            -             -           127,007
   Depreciation                140         -              281         -               281
   Travel and
     business
     promotion               3,166         -            3,166         -             3,166
   Clinical trials           2,000         -            2,000         -             2,000
   Gain on foreign
     exchange                -             -            -             -            (5,718)
                       -------------------------------------------------------------------

Loss For The Period        118,874         9,701      199,322        17,248    $1,317,896
==========================================================================================

Loss Per Share         $      0.01   $      0.01  $      0.02   $      0.01
===============================================================================

Weighted Average
  Number Of Shares
  Outstanding           12,052,574    11,262,010   11,867,081    11,262,010
===============================================================================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------
                                                                                INCEPTION
                                                                                 MAY 31
                                   THREE MONTHS ENDED      SIX MONTHS ENDED      1996 TO
                                         JUNE 30               JUNE 30           JUNE 30
                                     2003       2002       2003        2002       2003
-------------------------------------------------------------------------------------------

Cash Flows From Operating
  Activities
   Loss for the period            $(118,874)  $(9,701)  $(199,322)  $(17,248)  $(1,317,896)

Adjustments To Reconcile Loss To
  Net Cash Used By Operating
  Activities
   Depreciation                         140      -            281       -             281
   Amortization of interest
     expense                         20,532      -         41,845       -          49,194
   Stock based compensation            -         -           -          -         558,935
   Goods and Services Tax
     recoverable                       -          (28)       -          (26)        -
   Prepaid royalties                   -         -           -          -         (60,000)
   Prepaid expenses                  (9,537)     -         (9,537)      -          (9,537)
   Accounts payable                  35,321    15,625      18,724    22,739       173,819
                                  --------------------------------------------------------
                                    (72,418)    5,896    (148,009)    5,465      (605,204)
                                  --------------------------------------------------------

Cash Flows From Investing
Activities
   Purchase of equipment               -         -         (2,818)      -          (2,818)
   Notes receivable                 (82,000)     -       (127,000)      -        (192,000)
   License                             -         -           -          -        (160,000)
   Website development costs           -         -           -          -          (2,750)
                                  --------------------------------------------------------
                                    (82,000)     -       (129,818)      -        (357,568)
                                  --------------------------------------------------------

Cash Flows From Financing
  Activities
   Advances payable                    -        2,597        -        2,417        48,314
   Issue of share capital           130,000      -        165,000       -         578,470
   Issue of share purchase
     warrants                          -         -           -          -          13,956
   Share subscriptions               10,000      -         10,000       -          10,000
   Notes payable                       -         -           -          -         300,176
   Loans payable                     15,000      -         15,000       -          15,000
   Cash acquired on acquisition
     of subsidiary                     -         -           -          -             850
                                  --------------------------------------------------------
                                    155,000     2,597     190,000     2,417       966,766
                                  --------------------------------------------------------

Effect of Exchange Rate Changes
  On Cash                              -       (8,492)       -       (7,881)        -
                                  --------------------------------------------------------

Increase (Decrease) In Cash             582         1     (87,827)        1         3,994

Cash, Beginning Of Period             3,412        12      91,821        12         -
                                  --------------------------------------------------------

Cash, End Of Period               $   3,994   $    13   $   3,994   $    13    $    3,994
==========================================================================================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1.    BASIS OF PRESENTATION

      The unaudited consolidated financial statements as of June 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2002 audited consolidated financial statements and notes thereto.

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

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      i)    Basic and Diluted Loss Per Share

            In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Item 2 Management's Discussion and Analysis or Plan of Operations

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

Further, the Company entered into a consulting agreement with Boston Financial Partners, Inc. ("Boston Financial") to provide domestic and global strategic advice. Boston Financial agreed to provide consulting services to the Company in return for a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 per share. Subsequently, Boston Financial Partners, Inc. and the Company agreed to the cancellation of these warrants.

On June 9, 2003, the Company closed a private equity financing in which the Company raised an aggregate of $165,000 from several investors in exchange for 660,000 shares of the Company's common stock. The Company plans to use the proceeds from the financing to fund the development, marketing and distribution of consumable products in the consumer deodorant breath care, animal deodorant breath care and soft drink markets.

Item 3 Controls and Procedures

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

During our most recently completed fiscal quarter ended June 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes In accordance with generally accepted accounting principles and includes those policies and procedures that:

1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

Results of Operations for the Periods Ended June 30, 2003

We did not earn any revenues during either the six month or the three month period ended June 30, 2003.

We incurred expenses in the amount of $199,322 for the six month period ended June 30, 2003, compared to $17,248 for the six month period ended June 30, 2002. We incurred expenses in the amount of $118,874 for the three month period ended June 30, 2003, compared to $9,701 for the three month period ended June 30, 2002. The increases in expenditures for the six month and three month periods ending on June 30, 2003 compared with 2002 are attributable to significant expenditures incurred in the commencement of the development program for the commercialization of the licensed products. We incurred professional fees in the amount of $48,320 during the six month period ended June 30, 2003, compared to $3,715 for the six month period ended June 30, 2002. We incurred professional fees in the amount of $34,108 during the three month period ended June 30, 2003, compared to $2,313 for the three month period ended June 30, 2002. These professional fees were primarily attributable to compliance with our reporting requirements as a reporting company under the Securities Exchange Act of 1934.

Our operating expenses will increase as well continue with the commercialization of our licensed products.

We incurred a loss of $199,322 for the six month period ended June 30, 2003, compared to a loss of $17,248 for the six month period ended June 30, 2002. We incurred a loss of $118,874 for the three month period ended June 30, 2003, compared to a loss of $9,701 for the three month period ended June 30, 2002. Our loss is entirely attributable to our operating expenses.

Liquidity and Capital Resources

We had cash of $3,994 as of June 30, 2003, compared to cash of $91,821 as of December 31, 2002. We had a working capital deficit of $157,025 as of June 30, 2003, compared to working capital deficit of $49,924 as of December 31, 2002.

We will require additional financing in order to enable us to proceed with our plan of operations. Our cash requirements are in excess of our current cash resources. Accordingly, we will require additional financing in order to pursue our plan of operations. We plan to pursue equity financing through sales of shares of our common stock and/or convertible securities, including share purchase warrants. We presently do not have any arrangements in place for financing. Accordingly, there is no assurance that we will be able to obtain the financing required to enable us to proceed with our plan of operations.

We have not purchased or sold any plant or equipment and do not expect to do so in the foreseeable future.

                           PART 2 - OTHER INFORMATION


Item 1.  Legal Proceedings

         We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.  Changes in Securities

         During the three months ended June 30, 2003, the Company issued 520,000 common shares for cash consideration of $130,000.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2003.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a)    Exhibits Required by Item 601 of Form 8-K

               31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)    Reports on Form 8-K

               The Company filed a Current Reports on Form 8-K on June 24, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER CAPITAL CORP.

Date: August 13, 2003
      ---------------


By:   /s/ Arthur P. Bergeron
      ------------------------
      Arthur P. Bergeron
      Chief Executive Officer and Chief Financial Officer
      (Principal Executive Officer)
      (Principal Accounting Officer)