Form 10QSB
period 2003-09-30
TASKER CAPITAL CORP
filed 2003-11-14
CIK 1084557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2003

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period _________________ to _______________

                         Commission File Number 0-32019
                                                -------

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

Issuer's telephone number, including area code: 781-237-3600
                                                ------------

                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,355,800 Shares of $0.001 par value Common Stock outstanding as of September 30, 2003.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------
                                                                 SEPTEMBER 30       DECEMBER 31
                                                                     2003              2002
-----------------------------------------------------------------------------------------------

ASSETS
Current
    Cash                                                          $    68,671       $    91,821
    Current portion of notes receivable                                15,471             2,514
    Prepaid royalties                                                  65,000            60,000
    Inventory                                                          65,313                --
                                                                -------------------------------
                                                                      214,455           154,335
Notes Receivable                                                      184,529            62,486
Equipment, net                                                          2,396                --
License                                                               202,344           202,344
Website Development Costs                                               2,750             2,750
                                                                -------------------------------

                                                                  $   606,474       $   421,915
===============================================================================================

LIABILITIES
Current
    Accounts payable and accrued liabilities                      $    18,555       $   155,945
    Advances payable                                                       --            48,314
                                                                -------------------------------
                                                                       18,555           204,259
Notes Payable                                                         368,467           307,525
                                                                -------------------------------
                                                                      387,022           511,784
                                                                -------------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
    Authorized:
        50,000,000 common shares, par value $0.001 per share at September 30, 2003 and December 31, 2002

    Issued and outstanding:
        14,355,800 at September 30, 2003 and
        11,786,860 at December 31, 2002                                14,356            11,787

    Additional paid-in capital                                      1,696,529         1,011,503

Contributed Surplus                                                     5,415             5,415
Deficit Accumulated During The Development Stage                   (1,496,848)       (1,118,574)
                                                                -------------------------------
                                                                      219,452           (89,869)
                                                                -------------------------------

                                                                  $   606,474       $   421,915
===============================================================================================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------
                                                                                                     INCEPTION
                                                                                                       MAY 13
                                      THREE MONTHS ENDED                NINE MONTHS ENDED             1996 TO
                                         SEPTEMBER 30                      SEPTEMBER 30             SEPTEMBER 30
                                     2003             2002            2003             2002             2003
----------------------------------------------------------------------------------------------------------------

Expenses
    Stock based compensation     $        --      $        --      $        --      $        --      $   558,935
    Consulting fees                   12,800               --           20,800               --           80,924
    Design and packaging               3,785               --           12,749               --           22,467
    Media services                    89,509               --          154,440               --          173,940
    Wages and benefits                 5,461               --           14,573               --           38,083
    Stock transfer services            1,368               --            3,068               --            6,290
    Interest expense                  20,181               --           62,308               --           84,657
    Management fees                       --            6,771               --           16,424          123,892
    Office and sundry                 (1,252)           1,161            9,469            2,145           29,542
    Professional fees                 32,700            1,065           81,020            4,780          200,930
    Rent                                  --            1,395               --            4,291           36,052
    Mineral property costs                --               --               --               --          127,007
    Depreciation                         141               --              422               --              422
    Travel and business
      promotion                       11,859               --           15,025               --           15,025
    Clinical trials                    2,400               --            4,400               --            4,400
    Gain on foreign
      exchange                            --               --               --               --           (5,718)
                                 -------------------------------------------------------------------------------

Loss For The Period              $   178,952      $    10,392      $   378,274      $    27,640      $ 1,496,848
================================================================================================================

Loss Per Share                   $      0.01      $      0.01      $      0.02      $      0.01
===============================================================================================

Weighted Average Number Of
  Shares Outstanding              13,733,320       11,262,010       12,495,996       11,262,010
===============================================================================================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------
                                                                                                  INCEPTION
                                                                                                    MAY 31
                                             THREE MONTHS ENDED         NINE MONTHS ENDED          1996 TO
                                                SEPTEMBER 30              SEPTEMBER 30           SEPTEMBER 30
                                              2003         2002        2003          2002           2003
--------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
    Loss for the period                   $(178,952)   $ (10,392)   $(378,274)   $   (27,640)   $(1,496,848)

Adjustments To Reconcile Loss To Net
  Cash Used By Operating Activities
    Shares issued for other than cash       170,360           --      170,360             --        170,360
    Depreciation                                141           --          422             --            422
    Amortization of interest expense         19,097           --       60,942             --         68,291
    Stock based compensation                     --           --           --             --        558,935
    Goods and Services Tax recoverable           --           24           --             (2)            --
    Prepaid royalties                            --           --           --             --        (60,000)
    Prepaid expenses                          9,537           --           --             --             --
    Inventory                               (65,313)          --      (65,313)            --        (65,313)
    Accounts payable                       (156,114)       5,007     (137,390)        27,746         17,705
                                          --------------------------------------------------------------------
                                           (201,244)      (5,361)    (349,253)           104       (806,448)
                                          --------------------------------------------------------------------

Cash Flows From Investing Activities
    Purchase of equipment                        --           --       (2,818)            --         (2,818)
    Notes receivable                         (8,000)          --     (135,000)            --       (200,000)
    License                                  (5,000)          --       (5,000)            --       (165,000)
    Website development costs                    --           --           --             --         (2,750)
                                          --------------------------------------------------------------------
                                            (13,000)          --     (142,818)            --       (370,568)
                                          --------------------------------------------------------------------

Cash Flows From Financing Activities
    Advances payable                        (48,314)      (2,248)     (48,314)           169             --
    Issue of share capital                  352,235           --      517,235             --        930,705
    Issue of share purchase warrants             --           --           --             --         13,956
    Share subscriptions                     (10,000)          --           --             --             --
    Notes payable                                --           --           --             --        300,176
    Loans payable                           (15,000)          --           --             --             --
    Cash acquired on acquisition of
      subsidiary                                 --           --           --             --            850
                                          --------------------------------------------------------------------
                                            278,921       (2,248)     468,921            169      1,245,687
                                          --------------------------------------------------------------------

Effect of Exchange Rate Changes On Cash          --        7,608           --           (274)            --
                                          --------------------------------------------------------------------

Increase (Decrease) In Cash                  64,677           (1)     (23,150)            (1)        68,671

Cash, Beginning Of Period                     3,994           13       91,821             13             --
                                          --------------------------------------------------------------------

Cash, End Of Period                       $  68,671    $      12    $  68,671    $        12    $    68,671
==============================================================================================================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1.  BASIS OF PRESENTATION

    The unaudited consolidated financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2002 audited consolidated financial statements and notes thereto.

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

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

    i)  Basic and Diluted Loss Per Share

        In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

On July 31, 2003, the Company closed a private equity financing in which the Company raised an aggregate of $352,235 from several investors in exchange for 1,408,940 shares of the Company's common stock. The Company plans to use the proceeds from the financing to fund the development, marketing and distribution of consumable products in the consumer deodorant breath care, animal deodorant breath care and soft drink markets.

On July 31, 2003, the Company also issued 500,000 common shares to settle debts totaling $170,360.

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

During our most recently completed fiscal quarter ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Results of Operations for the Periods Ended September 30, 2003

We did not earn any revenues during either the nine month or the three month period ended September 30, 2003.

We incurred expenses in the amount of $378,274 for the nine month period ended September 30, 2003, compared to $27,640 for the nine month period ended September 30, 2002. We incurred expenses in the amount of $178,952 for the three month period ended September 30, 2003, compared to $10,392 for the three month period ended September 30, 2002. The increases in expenditures for the nine month and three month periods ending on September 30, 2003 compared with 2002 are attributable to significant expenditures incurred in the commencement of the development program for the commercialization of the licensed products. We incurred professional fees in the amount of $81,020 during the nine month period ended September 30, 2003, compared to $4,780 for the nine month period ended September 30, 2002. We incurred professional fees in the amount of $32,700 during the three month period ended September 30, 2003, compared to $1,065 for the three month period ended September 30, 2002. These professional fees were primarily attributable to compliance with our reporting requirements as a reporting company under the Securities Exchange Act of 1934.

Our operating expenses will increase as well continue with the commercialization of our licensed products.

We incurred a loss of $378,274 for the nine month period ended September 30, 2003, compared to a loss of $27,640 for the nine month period ended September 30, 2002. We incurred a loss of $178,952 for the three month period ended September 30, 2003, compared to a loss of $10,392 for the three month period ended September 30, 2002. Our loss is entirely attributable to our operating expenses.

Liquidity and Capital Resources

We had cash of $68,671 as of September 30, 2003, compared to cash of $91,821 as of December 31, 2002. We had a working capital deficit of $195,900 as of September 30, 2003, compared to working capital deficit of $49,924 as of December 31, 2002.

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

Item 2.    Changes in Securities

           During the three months ended September 30, 2003, the Company issued 1,408,940 common shares for cash consideration of $352,235, and 500,000 common shares to settle debts totalling $170,360.

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2003.

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

TASKER CAPITAL CORP.

Date: November 12, 2003
      -----------------


By: /s/ Arthur P. Bergeron
    ----------------------
    Arthur P. Bergeron
    Chief Executive Officer and Chief Financial Officer
    (Principal Executive Officer)
    (Principal Accounting Officer)