Form 10KSB
period 2003-12-31
TASKER CAPITAL CORP
filed 2004-04-12
CIK 1084557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from___________to________.

                        Commission file number: 000-32019


                              TASKER CAPITAL CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


        Nevada                                                 88-0426048
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              identification No.)

Suite 140 - 40 Grove Street, Wellesley, MA                     02482-7702
------------------------------------------                     ----------
(Address of principal executive offices                        (Zip Code)

Issuer's telephone number:  781-237-3600

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

Yes |X|   No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. |_|

Issuer's revenues for its most recent fiscal year ended December 31, 2003: $Nil

Number of shares of common stock, $.001 par value, outstanding on April 4, 2004:
14,510,800

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

Tanuta was incorporated under the laws of the Province of British Columbia, Canada, on May 13, 1996. Tanuta's head office was at Suite 314 - 837 West Hastings Street, Vancouver, British Columbia, V6C 1B6. This office was closed and its business closed in 2002.

(b) Business of the Company

The Company and Tanuta were organized for the purpose of engaging in the acquisition and exploration of mineral properties, primarily in the Province of British Columbia, Canada. During 2001, the Company allowed the option on its mineral property to lapse and began to investigate other business opportunities. In late 2002, the Company entered into an exclusive license to sell, develop, market and distribute consumer deodorant breath products, animal deodorant breath products and soft drink products. In or around January 2003, the Company's corporate headquarters were relocated to Suite 140- 40 Grove Street, Wellesley, MA 02482-7702.

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their Auditors' Report on our audited financial statements for the year ended December 31, 2003.

ITEM 2: Description of Property

We do not lease or own any real property. Our office space is provided by Arthur
P. Bergeron, an officer and director of the Company. The Company has agreed to reimburse Mr. Bergeron for the Company's share of rent and secretarial services as the Company's cash flow permits.

ITEM 3: Legal Proceedings

There are no current or pending material legal proceedings to which the Company is or is likely to be a party or of which any of its property is or is likely to be the subject of.

ITEM 4: Submission or Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2003.

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

We currently have approximately 50 shareholders of record as of December 31, 2003.

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

Item 6: Management's Discussion and Analysis or Plan of Operations

(a) Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", 'will", 'should", 'expect, "plan", 'intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

(b) Plan of Operations

The Company has entered into an Exclusive License Agreement (the "License Agreement') with Pharlo Citrus Technologies, Inc. ("Pharlo"), a privately held development company, to use, sell, develop, market and distribute consumer deodorant breath products, animal deodorant breath products and soft drink products. Pursuant to the License Agreement, the Company has agreed to make royalty payments to Pharlo based on product sales and has issued warrants to Pharlo's stockholders to purchase an aggregate of 300,000 shares of the Company's common stock. In conjunction with the License Agreement, Tasker entered into a Production Agreement with Indian River Labs, Inc. ("Indian River'), a privately held manufacturing corporation affiliated with Pharlo. Indian River will manufacture and sell to the Company concentrates for the products licensed by Pharlo. Additionally, the Company has agreed to loan to Pharlo, pursuant to a Loan Agreement, up to $200,000, to finance a production facility to produce the licensed products. Pursuant to the terms of the Loan Agreement, the principal and interest on the notes evidencing the loan will be repaid in equal monthly installments commencing July 1, 2003, with the last payment due October1, 2012. Also, the Company entered into agreements with a key employee and several consultants. The Company entered into an employment agreement with Arthur P. Bergeron pursuant to which Mr. Bergeron agreed to serve as the Company's Chief Executive Officer, President, Chief Financial Officer and Treasurer. Mr. Bergeron was also elected to the Company's Board of Directors. The Company agreed to pay Mr. Bergeron a base salary of $1,170.00 per month. In addition, the Company issued to Mr. Bergeron a non-qualified stock option to purchase up to 500,000 shares of the Company's common stock at an exercise price of $0.25 per share and a non-qualified stock option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per share, each grant subject to certain vesting provisions. On December 29, 2003, the Company issued to Mr. Bergeron a non-qualifying stock option to purchase up to 500,000 shares of the Company's common stock at an exercise price of $.025 per share. The Company also entered into consulting agreements with each of Richard Brutti and Richard Kirby to provide consulting services to the Company in connection with the development, marketing and sale of the consumable products. Mr. Kirby has also assigned to the Company certain of his interest in a Right of First Refusal Agreement with Pharlo with respect to certain additional licensed products. In connection with the consulting agreements, the Company issued to Mr. Brutti and Mr. Kirby, respectively, warrants to purchase 1,750,000 and 1,710,000 shares of the Company's common stock at an exercise price of $0.25 per share. Also, the Company has agreed to make bonus payments and to issue additional warrants to each based on the achievement of agreed upon sales milestones.

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

On June 9, 2003, the Company closed a private equity financing in which the Company raised an aggregate of $165,000 from several investors in exchange for 660,000 shares of the Company's common stock. The Company has used the proceeds from the financing to fund the development, marketing and distribution of consumable products in the consumer deodorant breath care, animal deodorant breath care and soft drink markets.

On July 31, 2003, the Company closed a private equity financing in which the Company raised an aggregate of $352,235 from several investors in exchange for 1,408,940 shares of the Company's common stock. The Company has used the proceeds from the financing to fund the development, marketing and distribution of consumable products in the consumer deodorant breath care, animal deodorant breath care and soft drink markets.

From July 31, 2003 through September 15, 2003 the Company also issued 655,000 shares of the Company's common stock in full satisfaction of certain debts totaling $172,576.

Discussion of Operations and Financial Condition

Fiscal Years ended December 31, 2003 and 2002

The Company had incurred a net loss of $607,080 for the year ended December 31, 2003, and $761,252 for the year ended December 31, 2002. As at December 31, 2003, the Company had an accumulated deficit of $1,725,654.

The Company's loss for the year ended December 31, 2002 is significantly larger than the previous year as the Company incurred additional professional fees, consulting and other costs in the early stages of exploiting the exclusive license rights obtained from Pharlo.

The Company's loss for the year ended December 31, 2003 consists of administrative costs, professional and consulting fees and other costs of exploiting the exclusive license rights obtained from Pharlo.

The Company will require additional financing to bring the licensed products to market. The Company does not generate revenue so funding required to further develop of the business opportunity must come from the sale of common stock, a bridge financing or from loans from directors or officers.

(c) Liquidity and Capital Resources

Our net cash used in operating activities during the year ended December 31, 2003 was $470,723.

Cash used in investing activities during the year ended December 31, 2003 was $132,834, which was primarily advanced to Indian River Lab to expand their production facility.

Cash provided by financing activities was $545,215 from the issuance of our securities and subscriptions for our securities.

On December 31, 2003, our cash and cash equivalents were $33,479. We will need to raise additional funds to meet all our expenses and cash requirements during the year ended December 31, 2004.

We believe we will raise the funds necessary to sustain operations while we complete the development stage of our business but there is no assurance that we will be able to do so.

ITEM 7: Financial Statements

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2003 AND 2002

             [LETTERHEAD OF MORGAN & COMPANY CERTIFIED ACCOUNTANTS]


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Directors of
Tasker Capital Corp.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Tasker Capital Corp. (a development stage company) as at December 31, 2003 and 2002, and the consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended, and for the period from inception, May 13, 1996, to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002, and for the period from inception, May 13, 1996, to December 31, 2003, in accordance with United States generally accepted accounting principles.

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




Vancouver, B.C.                                             "Morgan & Company"

March 24, 2004                                           Chartered Accountants

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------
                                                              DECEMBER 31
                                                          2003          2002
-------------------------------------------------------------------------------

ASSETS
Current
   Cash                                              $    33,479    $    91,821
   Current portion of notes receivable                    16,304          2,514
   Prepaid expenses                                       60,140             --
   Prepaid royalties                                      65,000         60,000
                                                    ---------------------------
                                                         174,923        154,335
Notes Receivable (Note 3)                                175,961         62,486
Property And Equipment, net                                2,255             --
License, net (Note 4)                                    191,103        202,344
Website Development Costs, net                             3,667          2,750
                                                    ---------------------------

                                                     $   547,909    $   421,915
===============================================================================

LIABILITIES
Current
   Accounts payable and accrued liabilities          $    85,896    $   155,945
   Advances payable                                           --         48,314
   Due to related parties                                 55,000             --
                                                    ---------------------------
                                                         140,896        204,259
Notes Payable (Note 5)                                   386,161        307,525
                                                    ---------------------------
                                                         527,057        511,784
                                                    ---------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
   Authorized:
      50,000,000 common shares, par value $0.001
      per share at December 31, 2003 and 2002

   Issued and Outstanding:
      14,510,800 at December 31, 2003 and
      11,786,860 at December 31, 2002                     14,511         11,787

   Additional paid-in capital                          1,698,600      1,011,503

Share Subscriptions                                       27,980             --
Contributed Surplus                                        5,415          5,415
Deficit Accumulated During The Development Stage      (1,725,654)    (1,118,574)
                                                    ---------------------------
                                                          20,852        (89,869)
                                                    ---------------------------

                                                     $   547,909    $   421,915
===============================================================================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                                                     INCEPTION
                                                                       MAY 13
                                                 YEARS ENDED           1996 TO
                                                 DECEMBER 31         DECEMBER 31
                                              2003         2002         2003
--------------------------------------------------------------------------------

Expenses
   Clinical trials and product testing  $    73,839   $     9,718   $    83,557
   Consulting fees                           29,000        60,124        89,124
   Depreciation and amortization             13,638            --        13,638
   Management fees                               --        14,329       123,892
   Media Services                           172,140        19,500       191,640
   Mineral property costs                        --            --       127,007
   Office and sundry                         14,527         3,183        34,600
   Professional fees                         57,644        47,801       177,554
   Rent                                      30,000         4,299        66,052
   Stock based compensation                      --       558,935       558,935
   Stock transfer services                    3,667         3,222         6,889
   Travel and business promotion             55,178            --        55,178
   Wages and benefits                        51,083        23,510        74,593
                                          -------------------------------------

Loss From Operations                       (500,716)     (744,621)   (1,602,659)

Other Income (Expense)
   Interest income                            6,888            --         6,888
   Interest expense                        (113,252)      (22,349)     (135,601)
   Gain on foreign exchange                      --         5,718         5,718
                                          -------------------------------------

Net Loss                                $  (607,080)  $  (761,252)  $(1,725,654)
===============================================================================

Net Loss Per Share, Basic and diluted   $     (0.05)  $     (0.07)
=================================================================

Weighted Average Number Of
  Common Shares Outstanding              13,003,169    11,305,489
=================================================================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------
                                                                         INCEPTION
                                                                           MAY 13
                                                   YEARS ENDED            1996 TO
                                                   DECEMBER 31          DECEMBER 31
                                               2003           2002         2003
-----------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Loss for the year                        $(607,080)   $  (761,252)   $(1,725,654)

Adjustments To Reconcile Loss To Net Cash
  Used By Operating Activities
   Depreciation and amortization               13,638             --         13,638
   Amortization of interest expense            78,636          7,349         85,985
   Stock based compensation                        --        558,935        558,935
   Goods and Services Tax recoverable              --            517             --
   Prepaid expenses                           (60,140)            --        (60,140)
   Prepaid royalties                           (5,000)       (60,000)       (65,000)
   Accounts payable                            54,223         55,727        209,318
   Due to related parties                      55,000             --         55,000
                                            ---------------------------------------
                                             (470,723)      (198,724)      (927,918)
                                            ---------------------------------------

Cash Flows From Investing Activities
   Notes receivable, net                     (127,265)       (65,000)      (192,265)
   Purchase of fixed assets                    (2,819)            --         (2,819)
   License                                         --       (160,000)      (160,000)
   Website development costs                   (2,750)        (2,750)        (5,500)
                                            ---------------------------------------
                                             (132,834)      (227,750)      (360,584)
                                            ---------------------------------------

Cash Flows From Financing Activities
   Advances payable                                --            461         48,314
   Issue of share capital                     517,235        210,718        930,705
   Issue of share purchase warrants                --         13,956         13,956
   Share subscriptions                         27,980             --         27,980
   Notes payable                                   --        300,176        300,176
   Cash acquired on acquisition of
     subsidiary                                    --             --            850
                                            ---------------------------------------
                                              545,215        525,311      1,321,981
                                            ---------------------------------------

Effect Of Exchange Rate Changes On Cash            --         (7,028)            --
                                            ---------------------------------------

Increase (Decrease) In Cash                   (58,342)        91,809         33,479

Cash, Beginning Of Year                        91,821             12             --
                                            ---------------------------------------

Cash, End Of Year                           $  33,479    $    91,821    $    33,479
===================================================================================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                        COMMON STOCK                                                         DEFICIT
                             -----------------------------------                                           ACCUMULATED
                               NUMBER                 ADDITIONAL                CUMULATIVE                 DURING THE
                                 OF                     PAID-IN   CONTRIBUTED  TRANSLATION      SHARE      DEVELOPMENT
                               SHARES       AMOUNT      CAPITAL     SURPLUS     ADJUSTMENT  SUBSCRIPTIONS     STAGE        TOTAL
                             ------------------------------------------------------------------------------------------------------

Issuance of common stock              1    $      1     $ --        $   --        $    --      $   --      $      --     $       1
Net loss                             --          --       --            --             --          --        (14,237)      (14,237)
                             ------------------------------------------------------------------------------------------------------

Balance, December 31, 1996            1           1       --            --             --          --        (14,237)      (14,236)

Issuance of common stock      1,750,000     185,907       --            --             --          --             --       185,907
Translation adjustment               --          --       --            --           (743)         --             --          (743)
Net loss                             --          --       --            --             --          --       (143,437)     (143,437)
                             ------------------------------------------------------------------------------------------------------

Balance, December 31, 1997    1,750,001     185,908       --            --           (743)         --       (157,674)       27,491

Cancellation of
  common stock                 (750,000)     (5,415)      --         5,415             --          --             --            --
Translation adjustment               --          --       --            --           (579)         --             --          (579)
Net loss                             --          --       --            --             --          --        (45,387)      (45,387)
                             ------------------------------------------------------------------------------------------------------

Balance, December 31, 1998    1,000,001     180,493       --         5,415         (1,322)         --       (203,061)      (18,475)

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)

                                        COMMON STOCK                                                         DEFICIT
                             -----------------------------------                                           ACCUMULATED
                               NUMBER                 ADDITIONAL                CUMULATIVE                 DURING THE
                                 OF                     PAID-IN   CONTRIBUTED  TRANSLATION      SHARE      DEVELOPMENT
                               SHARES       AMOUNT      CAPITAL     SURPLUS     ADJUSTMENT  SUBSCRIPTIONS     STAGE        TOTAL
                             ------------------------------------------------------------------------------------------------------

Balance, December 31, 1998     1,000,001   $ 180,493   $     --     $5,415       $(1,322)       $   --      $(203,061)    $(18,475)

Issuance of common stock         100,000      16,844         --         --            --            --             --       16,844
Increase in issued
  common stock due
  to 10 for 1 stock
  split                        9,900,009          --         --         --            --            --             --           --
Adjustment to number
  of shares issued and
  outstanding as a
  result of the
  reverse take-over
  transaction
    Tanuta Ventures Inc.     (11,000,010)         --         --         --            --            --             --           --
    Tasker Capital Corp.         262,000          --         --         --            --            --             --           --
Ascribed value of
  shares issued in
  connection with the
  acquisition of
  Tanuta Ventures Inc.        11,000,010    (186,075)   186,075         --            --            --             --           --
Net asset deficiency
  of legal parent at
  date of reverse
  take-over
  transaction                         --          --         --         --            --            --           (295)        (295)
Translation adjustment                --          --         --         --        (1,116)           --             --       (1,116)
Net loss                              --          --         --         --            --            --        (34,518)     (34,518)
                             ------------------------------------------------------------------------------------------------------

Balance, December 31, 1999    11,262,010      11,262    186,075      5,415        (2,438)           --       (237,874)     (37,560)

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)

                                        COMMON STOCK                                                         DEFICIT
                             -----------------------------------                                           ACCUMULATED
                               NUMBER                 ADDITIONAL                CUMULATIVE                 DURING THE
                                 OF                     PAID-IN   CONTRIBUTED  TRANSLATION      SHARE      DEVELOPMENT
                               SHARES       AMOUNT      CAPITAL     SURPLUS     ADJUSTMENT  SUBSCRIPTIONS     STAGE        TOTAL
                             ------------------------------------------------------------------------------------------------------

Balance, December 31, 1999   11,262,010   $11,262    $  186,075     $5,415        $(2,438)     $   --     $  (237,874)   $ (37,560)

Translation adjustment               --        --            --         --          2,230          --              --        2,230
Net loss                             --        --            --         --             --          --         (60,388)     (60,388)
                             ------------------------------------------------------------------------------------------------------

Balance, December 31, 2000   11,262,010    11,262       186,075      5,415           (208)         --        (298,262)     (95,718)

Translation adjustment               --        --            --         --          7,236          --              --        7,236
Net loss                             --        --            --         --             --          --         (59,060)     (59,060)
                             ------------------------------------------------------------------------------------------------------

Balance, December 31, 2001   11,262,010    11,262       186,075      5,415          7,028          --        (357,322)    (147,542)

Issuance of common stock        524,850       525       210,193         --             --          --              --      210,718
Warrants issued for
  license                            --        --        42,344         --             --          --              --       42,344
Warrants issued for
  services                           --        --       558,935         --             --          --              --      558,935
Warrants issued                      --        --        13,956         --             --          --              --       13,956
Translation adjustment               --        --            --         --         (7,028)         --              --       (7,028)
Net loss                             --        --            --         --             --          --        (761,252)    (761,252)
                             ------------------------------------------------------------------------------------------------------

Balance, December 31, 2002   11,786,860    11,787     1,011,503      5,415             --          --      (1,118,574)     (89,869)

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)

                                        COMMON STOCK                                                         DEFICIT
                             -----------------------------------                                           ACCUMULATED
                               NUMBER                 ADDITIONAL                CUMULATIVE                 DURING THE
                                 OF                     PAID-IN   CONTRIBUTED  TRANSLATION      SHARE      DEVELOPMENT
                               SHARES       AMOUNT      CAPITAL     SURPLUS     ADJUSTMENT  SUBSCRIPTIONS     STAGE        TOTAL
                             ------------------------------------------------------------------------------------------------------

Balance, December 31, 2002   11,786,860   $11,787    $1,011,503     $5,415       $   --       $    --    $(1,118,574)   $ (89,869)

Issuance of common stock      2,068,940     2,069       515,166         --           --            --             --      517,235
Shares issued for debt          655,000       655       171,931         --           --            --             --      172,586
Share subscriptions                  --        --            --         --           --        27,980             --       27,980
Net loss                             --        --            --         --           --            --       (607,080)    (607,080)
                             ------------------------------------------------------------------------------------------------------

Balance, December 31, 2003   14,510,800   $14,511    $1,698,600     $5,415       $   --       $27,980    $(1,725,654)   $  20,852
                             ======================================================================================================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002


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

                           DECEMBER 31, 2003 AND 2002


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

      d)    Property and Equipment

            Property and equipment has been recorded at cost, net of accumulated depreciation. Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.

            Depreciation is determined using the straight-line method over the estimated lives of the assets as follows:

                   Equipment        5 years

      e)    License

            License costs are amortized over the term of the license on a straight-line basis.

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002


2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      f)    Impairment of Long-Lived Assets

            The Company reviews long-lived assets and including identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      g)    Website Development Costs

            Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Software development costs are amortized over their estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

      h)    Income Taxes

            The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

      i)    Stock Based Compensation

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

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002


2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      j)    Financial Instruments

            The Company's financial instruments consist of cash and accounts payable.

            Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

      k)    Loss Per Share

            The Company computes loss per share in accordance with SFAS No. 128
            - "Earnings Per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilative common stock outstanding during the period. As the Company generated net losses in each of the periods presented, the basic and diluted loss per share is the same as any exercise of options or warrants, as disclosed in Note 6, would anti-dilutive.

      l)    Foreign Currency Translation

            The Company's functional currency is the U.S. dollar. Transactions in foreign currencies are converted to U.S. dollars at the rate of exchange prevailing at the time of the transactions. Exchange gains and losses arising from the remeasurement of foreign currency-denominated assets and liabilities are included in income in the period in which they occur.

      m)    Recent Accounting Pronouncements

            In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No.146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No.146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of FASB 146 did not have a material impact on the Company's consolidated financial statements.

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002


2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      m)    Recent Accounting Pronouncements (Continued)

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designed after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective date. In addition, certain provisions relating to forward purchases or sales of when-issued securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30,2003. The adoption of SFAS No.149 did not have a material impact on the Company's consolidated financial statements.

            In November 2002, the FASB issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a company, at the time it issues a guarantee to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company as of December 31,2002. The adoption of the recognition requirements of FIN 45 did not have a material impact on the Company's consolidated financial statements.

            In January 2003, the FASB issued Interpretation No.46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after September 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial statements.

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002


2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      m)    Recent Accounting Pronouncements (Continued)

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", ("SFAS No. 150"). SFAS No.150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No 150 did not have a material impact on the Company's consolidated financial statements.

3.    NOTES RECEIVABLE

                                                             2003       2002
                                                          ---------------------

      Balance outstanding                                 $ 192,265   $ 65,000
      Deduct: Current portion                                16,304      2,514
                                                          ---------------------

                                                          $ 175,961   $ 62,486
                                                          =====================

      The Company has agreed to provide a loan of up to $200,000 with interest at 7% per annum, repayable in equal monthly instalments commencing on July 1, 2003.

4.    LICENSE

      The Company has entered into an exclusive license agreement with a privately held development company to use, sell, develop, market and distribute consumer deodorant breath products, animal deodorant breath products and soft drink products. Pursuant to the license agreement, the Company has agreed to make royalty payments based on 1.5% of product sales and has issued warrants to purchase up to 300,000 common shares.

      Under the terms of the license agreement, the Company is required to prepay $900,000 in royalty payments. Commencing July 1, 2003, an interest payment of 7% per annum on the unpaid balance of the prepaid royalty balance is due.

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

5.    NOTES PAYABLE

                                                            2003       2002
                                                         ----------------------

      Notes payable, with interest at 5%, fair value     $ 524,325   $ 524,325
      Less:  Discount to record note at fair value        (224,149)   (224,149)
                                                         ----------------------
                                                           300,176     300,176
      Amortization of discount to December 31, 2003         85,985       7,349
                                                         ----------------------

                                                         $ 386,161   $ 307,525
                                                         ======================

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

      The principal balance of the promissory note will also be repaid from 50% of the net revenues of the Company's television commercial commencing 30 days after the initial airing of the commercial, and extending for a six month period from that date. The television commercial was completed in 2003. No net revenue was generated from the commercial and no principal payments were made.

6.    CAPITAL STOCK

      a)    Warrants

            The Company has issued warrants to purchase common stock as follows:

                                               REMAINING
                                  EXERCISE    CONTRACTUAL
                     NUMBER        PRICE         LIFE
                  -------------  ----------   -----------

                  3,760,000      $   0.25      3 years
                    524,850      $   2.00      3 years

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002


6.    CAPITAL STOCK (Continued)

      b)    Stock Options

            Stock options issued are as follows:

                                                                  WEIGHTED
                                                                   AVERAGE
                                                        EXERCISE  EXERCISE
                                               NUMBER    PRICE     PRICE
                                                 OF       PER       PER
                                               SHARES    SHARE     SHARE   EXERCISABLE
                                             -----------------------------------------

            Outstanding, December 31, 2001          --   $  --    $  --             --

            Granted                          1,500,000    0.25     0.25      1,333,333
                                             -----------------------------------------

            Outstanding, December 31, 2002   1,500,000    0.25     0.25      1,333,333

            Granted                            900,000    0.25     0.25        900,000
                                             -----------------------------------------

            Outstanding, December 31, 2003   2,400,000   $0.25    $0.25      2,233,333
                                             =========================================

            As at December 31, 2003, the weighted average contractual life of options is 9.4 years.

            Had compensation cost been recognized on the basis of fair value, pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been as follows:

                                                                2003         2002
                                                            -----------------------

            Net loss, as reported                           $ (607,080)  $(761,252)

            Add: Stock based compensation included in
              net loss, as reported                              -         558,935

            Less: Stock based compensation expense
              determined under the fair value method          (86,890)    (674,184)
                                                            ----------------------

            Pro-forma loss                                  $(693,970)   $(876,501)
                                                            ======================

            Basic and diluted loss per share, as reported   $   (0.05)   $   (0.07)
            Pro-forma basic and diluted loss per share      $   (0.05)   $   (0.08)
                                                            ======================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002


6.    CAPITAL STOCK (Continued)

      b)    Stock Options (Continued)

            The fair value of each option granted was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0% (2002 - 0.0%), expected volatility of 122% (2002 - 83%), risk free interest rate of 3.25% (2002 - 5.25%), and weighted average expected option terms of 3 years (2002 - 5 years).

7.    COMMITMENTS

      The Company has entered into two consulting contracts. Based on certain sales milestones, the consulting contracts provide for bonus payments and the requirement to issue 1,000,000 additional warrants at an exercise price of $0.25 per share.

8.    RELATED PARTY TRANSACTIONS

                                                               2003      2002
                                                             -----------------

      Management fees paid to directors                      $    --   $14,329
                                                             =================

      Remuneration paid and payable to a director            $39,040   $23,510
                                                             =================

      Rent reimbursed to a director                          $30,000   $    --
                                                             =================

9.    INCOME TAXES

      A reconciliation of income tax expense to the amount computed at the statutory rate of 34% (2002 - 35%) is as follows:

                                                           2003        2002
                                                        ---------------------

      Benefit at statutory rate                         $(206,407)  $(266,438)
      Non-deductible items                                     --     195,627
      Losses for which no benefit is recorded             206,407      70,811
                                                        ---------------------

                                                        $      --   $      --
                                                        =====================

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002


9.    INCOME TAXES (Continued)

      Significant components of deferred income tax assets are as follows:

      Net operating losses                                        $ 357,553
      Valuation allowance                                          (357,553)
                                                                  ---------

                                                                  $      --
                                                                  =========

      Due to the uncertainty regarding the utilization of net operating losses, no tax benefit for losses has been recorded and a valuation allowance is recorded for the entire amount of the deferred tax asset.

      As at December 31, 2003, the Company has United States net operating loss carryforwards for federal purposes of approximately $791,000 which will expire commencing 2019 through 2023, if not utilized.

      In addition, the Company has approximately $249,000 in Canadian loss carryforwards which will expire commencing 2004 through 2011, if not utilized.

10.   COMMITMENTS

      Under the terms of a public relations contract, dated May 13, 2003, the Company is committed to issue a total of 200,000 shares of common stock and to issue warrants to purchase up to 400,000 shares of common stock for a period of up to five years at exercise prices of $0.25 per share, $0.60 per share, $1.20 per share and $2.00 per share, respectively, for each 100,000 shares.

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

1. Directors and Officers

================================================================================
Name                    Age          Position               Office held Since
================================================================================
Maurizio Grande         55             Director              February 2, 1999
--------------------------------------------------------------------------------
Michael Hu              38             Director              February 2, 1999
--------------------------------------------------------------------------------
Arthur P. Bergeron      53            Treasurer,             October 3, 2002
                               Chief Financial Officer
                                     and Director
--------------------------------------------------------------------------------
Robert P. Appleby       50          President and            February 9, 2004
                               Chief Executive Officer
--------------------------------------------------------------------------------

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

Mr. Bergeron served as President, Treasurer, Chief Financial Officer and Chief Executive Officer since October 3, 2002. On February 9, 2004 Mr. Bergeron resigned as the Company's President and Chief Executive Officer to facilitate the appointment of Robert P. Appleby to serve in those positions. Mr. Bergeron continues to serve as Treasurer, Chief Financial Officer and a Director. Mr. Bergeron is a self-employed Certified Public Accountant. He is the President of and a principal of Arthur P. Bergeron & Company, P.C. Mr. Bergeron will provide services to the Company on an as needed basis pursuant to an employment agreement.

Mr. Appleby was hired in December 2003 as the Company's Vice President of Sales and Marketing. Mr. Appleby was promoted to the Company's President and Chief Executive Officer on February 9, 2004. Mr. Appleby has over 20 years executive experience in the beverage industry developing marketing, distribution and control brand strategies for companies including Philip Morris companies, New Orleans Coca-Cola Bottling, RJR Nabisco & Cadbury Schweppes and Daymon Associates.

2. Promoters

The Company does not have any promoters other than the directors or officers of the Company.

3. Control Persons

Other than the directors or officers of the Company, which are considered control persons of the Company, there are no persons holding greater than 20% of the issued and outstanding shares of the Company.

ITEM 10: Executive Compensation

The following table sets forth certain information as to the Company's three highest paid executive officers and directors for the fiscal year ended December 31, 2003.

================================================================================
                           Summary Compensation Table
================================================================================

     Name                        Position                 Year        Salary

--------------------------------------------------------------------------------
Arthur P. Bergeron       Treasurer, Chief Financial       2003        $39,040
--------------------------------------------------------------------------------
Robert P. Appleby           Officer and Director          2003        $ 8,000
                               President and
                           Chief Executive Officer
--------------------------------------------------------------------------------
Maurizio Grande                  Director                 2003        $   Nil

--------------------------------------------------------------------------------
Michael Hu                       Director                 2003        $   Nil
================================================================================

The Company entered into an employment contract, dated October 1, 2002, with Arthur P. Bergeron whereby the Company agreed to pay Mr. Bergeron a base salary of $1,170 per month. In addition, the Company issued to Mr. Bergeron a non-qualified stock option to purchase up to 500,000 shares of the Company's common stock at an exercise price of $0.25 per share and a non-qualified stock option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per share, each grant subject to certain vesting provisions. On December 29, 2003, the Company issued to Mr. Bergeron a non-qualified stock option to purchase up to 500,000 shares of the Company's common stock at an exercise price of $0.25 per share.

The Company issued to each of Mr. Grande and Mr. Hu a non-qualified stock option for the purchase of up to 200,000 shares of the Company's common stock, which options vested immediately.

In December 2003, the Company hired Robert P. Appleby as Vice-President of Sales and Marketing. The Company agreed to pay Mr. Appleby a base salary of $2,000 per week. In February 2004, the Company promoted Mr. Appleby to President and Chief Executive Officer. On April 5, 2004, the Company issued to Mr. Appleby a non-qualified stock option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $.025 per share, subject to certain vesting provisions.

In February 2004, the Company hired James Burns as Vice-President of Sales and Marketing. The Company agreed to pay Mr. Burns a base salary of $5,000 per month plus commissions and miscellaneous benefits. On April 5, 2004, the Company issued to Mr. Burns a non-qualified stock option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $.025 per share, subject to certain vesting provisions.

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2003, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group:

==================================================================================================
Title of Class        Name and Address of                  Amount of             Percentage of
                       Beneficial Owner                    Beneficial        (total outstanding is
                                                           Ownership(1)           14,510,800)
--------------------------------------------------------------------------------------------------
Common Stock         CDS & Co, Inc.                        3,804,010                 26.2%
                     PO Box 1038 STN A
                     25 The Esplanade
                     Toronto, ON M5W 1G5
--------------------------------------------------------------------------------------------------
Common Stock         Tri Van To                              780,000                  5.4%
                     92 Cedar Street
                     Malden, MA 02148
--------------------------------------------------------------------------------------------------
Common Stock         Cede & Co.                            6,467,000                 44.6%
                     Box 20 Bowling Green Station
                     New York, NY 10004
--------------------------------------------------------------------------------------------------
Common Stock         Arthur P. Bergeron (2)                2,125,000                 12.9%
                     150 Rolling Meadow Drive
                     Holliston, MA 01746
--------------------------------------------------------------------------------------------------

Table Con't
==================================================================================================
Title of Class        Name and Address of                  Amount of             Percentage of
                       Beneficial Owner                    Beneficial        (total outstanding is
                                                           Ownership(1)           14,510,800)
--------------------------------------------------------------------------------------------------

Common Stock         Richard Kirby  (3)                    1,285,000                  8.1%
                     48 Forest Street
                     Medford, MA 02150
--------------------------------------------------------------------------------------------------
Common Stock         Richard Brutti                        1,290,000                  8.1%
                     14 Pine Ridge Road
                     Arlington, MA 02476
--------------------------------------------------------------------------------------------------
Common Stock         All Officers & Directors              2,525,000                 14.9%
                        as a group
--------------------------------------------------------------------------------------------------

(1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(2) Mr. Bergeron, an officer and director, has been granted options to purchase an aggregate of 2,000,000 shares of the Company's common stock. The shares of common stock which are exercisable within 60 days of the date hereof are included in the calculation of beneficial ownership.

(3) Mr. Kirby was granted a warrant in 2002 to purchase 1,710,000 shares of the Company's common stock. He currently owns a warrant to purchase 1,285,000 shares of the Company's common stock. Warrants which are exercisable within 60 days of the date hereof are included in the calculation of beneficial ownership.

(4) Mr. Brutti, a consultant was granted a warrant in 2002 to purchase 1,750,000 shares of the Company's common stock. He currently owns a warrant to purchase 1,290,000 shares of the Company's common stock. Warrants which are exercisable within 60 days of the date hereof are included in the calculation of beneficial ownership.

ITEM 12: Certain Relationships and Related Transactions

None of the Directors or Officers of the Company, nor any proposed nominee for election as a Director of the Company, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of the Company's incorporation or in any presently proposed transaction which, in either case, has or will materially affect the Company, save for the following:

1. The Company has entered into an employment contract, dated October 1, 2002, with Arthur P. Bergeron whereby the Company agreed to pay Mr. Bergeron US$1,170 per month base. In addition, the Company issued to Mr. Bergeron a non-qualified stock option to purchase up to 500,000 shares of the Company's common stock at an exercise price of $0.25 per share and a non-qualified stock option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per share, each grant subject to certain vesting provisions.

      On December 29, 2003, the Company issued to Mr. Bergeron a non-qualified stock option to purchase up to 500,000 shares of the Company's common stock at an exercise price of $0.25 per share. In addition, the Company's current office space is provided by Arthur P. Bergeron. The Company has agreed to reimburse Mr. Bergeron for the Company's share of rent and secretarial services as the Company's cash flow permits.

2. The Company's wholly owned Canadian subsidiary, Tanuta, entered into a management agreement dated November 1, 1998 with Alfredo De Lucrezia, the President of the Company, whereby Tanuta agreed to pay Mr. De Lucrezia CDN$2,500 (approximately US$1,682) per month for providing management services to the Company and Tanuta. During the fiscal years ended, December 31, 2003 and 2002 the Company did not pay Mr. De Lucrezia pursuant to the agreement. However, on September 15, 2003 the Company issued 155,000 common shares to a nominee of Mr. De Lucrezia in full settlement of all amounts due.

The Company has not entered into transactions with any member of the immediate families of the above-noted persons, nor is any such transaction proposed.

ITEM 13: Exhibits and Reports on Form 8-K

(a)   Exhibits

--------------------------------------------------------------------------------

Exhibit 2.1*    Articles of Incorporation

--------------------------------------------------------------------------------

Exhibit 2.2*    Bylaws of the Company

--------------------------------------------------------------------------------

Exhibit 6.1*    Share Exchange Agreement dated March 31, 1999

--------------------------------------------------------------------------------

Exhibit 6.2*    Assignment Agreement dated October 15, 1997 and Underlying
                   Option Agreement dated June 15, 1997

--------------------------------------------------------------------------------

Exhibit 6.3*    Amendment Agreements to the Underlying Option Agreement dated
                   January 20, 1998 and August 15, 2000

--------------------------------------------------------------------------------

Exhibit 6.4*    Management Agreement dated November 1, 1998

--------------------------------------------------------------------------------

Exhibit 6.5**   Form of Subscription Agreement

--------------------------------------------------------------------------------

Exhibit 6.6**   Form of Amendment No.1 to Subscription Agreement

--------------------------------------------------------------------------------

(a)   Exhibits Con't
--------------------------------------------------------------------------------

Exhibit 6.7**   Form of Secured Promissory Note

--------------------------------------------------------------------------------

Exhibit 6.8**   Form of Common Stock Purchase Warrant

--------------------------------------------------------------------------------

Exhibit 6.9**   Exclusive License Agreement with Pharlo Cirtrus Technologies,
                   Inc, dated  November 26, 2002

--------------------------------------------------------------------------------

Exhibit 6.10**  Production Agreement with Indian River Labs, Inc., dated
                   November 26, 2002

--------------------------------------------------------------------------------

Exhibit 6.11**  Loan Agreement with Pharlo Cirtrus Technologies, Inc, dated
                   November 26, 2002

--------------------------------------------------------------------------------

Exhibit 6.12**  Employment Agreement with Arthur P. Bergeron, dated
                   November 26, 2002

--------------------------------------------------------------------------------

Exhibit 6.13**  Nonqualified Stock Option grant Agreement to Arthur P. Bergeron, dated November 26, 2002

--------------------------------------------------------------------------------

Exhibit 6.14**  Consulting Agreement with Richard Brutti, dated
                   November 26, 2002

--------------------------------------------------------------------------------

Exhibit 6.15**  Common Stock Purchase Warrant issued to Richard Brutti, dated November 26, 2002

--------------------------------------------------------------------------------

Exhibit 6.16**  Consulting Agreement with Richard Kirby, dated
                   November 26, 2002

--------------------------------------------------------------------------------

Exhibit 6.17**  Common Stock Purchase Warrant issued to Richard Kirby, dated November 26, 2002

--------------------------------------------------------------------------------

Exhibit 6.18**  Consulting Agreement with Boston Financial Partners, dated
                   November 26, 2002

--------------------------------------------------------------------------------

Exhibit 6.19**  Common Stock Purchase Warrant issued to Boston Financial
                   Partners, dated November 26, 2002

--------------------------------------------------------------------------------

(a)   Exhibits Con't
--------------------------------------------------------------------------------

Exhibit 6.20    Non-qualified Stock Option Grant Agreement to Arthur P. Bergeron dated November 26, 2002

--------------------------------------------------------------------------------

Exhibit 6.21    Form of Subscription Agreement (Equity Financing that closed on
                   June 9, 2003)

--------------------------------------------------------------------------------

Exhibit 6.22    Form of Subscription Agreement (Equity Financing that closed on
                   July 31, 2003)

--------------------------------------------------------------------------------

Exhibit 6.23    Non-qualified Stock Option Grant Agreement to Arthur P.
                   Bergeron, dated December 29, 2003

--------------------------------------------------------------------------------

Exhibit 6.24    Non-qualified Stock Option Grant Agreement to Maurizio Grande, dated December 29, 2003

--------------------------------------------------------------------------------

Exhibit 6.25    Non-qualified Stock Option Grant Agreement to Michael Hu,
                   dated December 29, 2003

--------------------------------------------------------------------------------

Exhibit 6.26    Non-qualified Stock Option Grant Agreement to Robert Appleby, dated April 5, 2004

--------------------------------------------------------------------------------

Exhibit 6.27    Non-qualified Stock Option Grant Agreement to James Burns, dated April 5, 2004

--------------------------------------------------------------------------------

Exhibit 6.28    Amended and Restate Non-qualified Stock Option Grant Agreement to Arthur P. Bergeron, dated April 5, 2004

--------------------------------------------------------------------------------

Exhibit 6.29    Amended and Restate Non-qualified Stock Option Grant Agreement to Arthur P. Bergeron, dated April 5, 2004

--------------------------------------------------------------------------------

Exhibit 6.30    Financial Public Relations Agreement

--------------------------------------------------------------------------------

Exhibit 10.1*   Consent of Consulting Geologist to use of Report

--------------------------------------------------------------------------------

Exhibit 10.2*   Consent of Consulting Geologist to use of Report

--------------------------------------------------------------------------------

(*) Incorporated by reference from the Registration Statement on Form 10-SB of the Registrant filed with the Commission.

(**) Incorporated by reference from the Form 10-KSB of the Registrant filed with the Commission on April 15, 2003.

(b)   Reports on Form 8-K

     The Company filed reports on July 24, 2003 and June 24, 2003.

ITEM 14: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Robert P. Appleby and Chief Financial Officer, Mr. Arthur P. Bergeron. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Tasker Capital Corp.


By: /s/ Arthur P. Bergeron
    -------------------------
    Arthur P. Bergeron
    Treasurer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                Title                                     Date
---------                -----                                     ----

/s/ Robert P. Appleby    President and Chief Executive Officer     April 9, 2004
---------------------
Robert P. Appleby

/s/ Arthur P. Bergeron   Treasurer, Chief Financial Officer        April 9, 2004
----------------------   and Director
Arthur P. Bergeron

/s/ Maurizio Grande      Director                                  April 9, 2004
-------------------
Maurizio Grande

/s/ Michael Hu           Director                                  April 9. 2004
--------------
Michael Hu