Form 10QSB
period 2004-03-31
TASKER CAPITAL CORP
filed 2004-05-17
CIK 1084557

Microsoft Word 10.0.2627;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2004

[X] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period  _______________ to ________________


                   Commission File Number          0-32019
                                            --------------------


                              TASKER CAPITAL CORP.
         -----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


            Nevada                                         88-0426048
-------------------------------                ---------------------------------
(State or other Jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



100 Mill Plain Road
Danbury, CT                                                  06811
--------------------------------                     ---------------------------
(Address of principal executive offices)             (Postal or Zip Code)


Issuer's telephone number, including area code:          (203) 546-3555
                                                     ---------------------------


                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,510,800 Shares of $0.001 par value Common Stock outstanding as of March 31, 2004.

                         PART 1 - FINANCIAL INFORMATION



Item 1.     Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                            (Stated in U.S. Dollars)


                                                                  March 31, 2004          December 31, 2003
ASSETS
Current
     Cash                                                                  $--                  $ 33,479
     Current portion of notes receivable                                16,591                    16,304
     Prepaid expenses                                                   60,140                    60,140
     Prepaid royalties                                                  65,000                    65,000
                                                                    ----------                 ---------
                                                                       141,731                   174,923
Notes Receivable                                                       171,704                   175,961
Equipment, net                                                           2,114                     2,255
License                                                                188,293                   191,103
Website Development Costs, net                                           3,209                     3,667
                                                                        ------                 ---------
                                                                    $  507,051                 $ 547,909
                                                                    ==========                 =========
LIABILITIES
Current
      Accounts payable and accrued liabilities                      $  144,683                 $  85,896
      Due to related parties                                            59,000                    55,000
                                                                    ----------                 ---------
                                                                       203,683                   140,896
Notes Payable                                                          403,064                   386,161
                                                                    ----------                 ---------
                                                                    $  606,747                 $ 527,057
                                                                    ----------                 ---------
SHAREHOLDERS' DEFICIENCY

Share Capital
      Authorized:
         50,000 common shares, par value $0.001 per share at March 31, 2003 and December 31, 2002

       Issued and Outstanding:
          14,510,800 at March 31, 2004 and
          14,510,800 at December 31, 2003                               14,511                    14,511

       Additional paid-in capital                                    1,861,900                 1,698,600

Common Stock Subscribed                                                  1,700                    27,980
Contributed Surplus                                                      5,415                     5,415
Deficit Accumulated During The Development Stage                    (1,983,222)               (1,725,654)
                                                                    -----------               -----------
                                                                       (99,696)                   20,852
                                                                    $  507,051                 $ 547,909
                                                                    ==========                =========

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                            (Stated in U.S. Dollars)


                                                                                               INCEPTION
                                                                                                 May 13
                                                            THREE MONTHS ENDED                  1996 TO
                                                                 MARCH 31                       MARCH 31
                                                        2004                2003                  2004
                                                     ----------           -----------          -----------
      Expenses
         Bottling and fulfillment                         4,655                    -                4,655
         Stock based compensation                             -                    -              558,935
         Clinical trials and product testing                  -                    -               83,557
         Consulting fees                                107,323                8,000              196,447
         Media Services                                   5,407               29,200              197,047
         Wages and benefits                              22,340                5,602               96,933
         Stock transfer services                            955                  780                7,844
         Management fees                                      -                    -              123,892
         Office and sundry                                6,288                1,133               40,888
         Professional fees                               70,205               14,212              247,759
         Rent                                             4,000                    -               70,052
         Mineral property costs                               -                    -              127,007
         Depreciation and amortization                    3,409                  141               17,047
         Promotion and travel                             2,799                    -               57,977
                                                     ----------           ----------           ----------
      Loss From Operations                              227,381               59,068            1,830,040

         Other Income (Expenses)
             Interest income                              3,342                    -               10,230
             Interest expense                           (33,528)             (21,380)            (169,129)
             Gain from foreign exchange                      -                    -                 5,718
                                                     ----------           ----------           ----------
                                                        (30,186)             (21,380)            (153,181)
      Net Loss                                          257,567               80,448            1,983,221
                                                     ==========           ==========           ==========

      Loss Per Share                                     $ 0.02               $ 0.01
                                                     ==========           ==========

      Weighted Average Number of Shares              14,510,800           11,880,193
          Outstanding                                ==========           ==========


                              TASKER CAPITAL CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Stated in U.S. Dollars)


                                                                                                        INCEPTION
                                                                                                          May 13
                                                                      THREE MONTHS ENDED                 1996 TO
                                                                           MARCH 31                      MARCH 31
                                                                     2004             2003                 2004
                                                                 -----------       ----------          -------------
Cash flows From Operating Activities
   Loss for the period                                           $ (257,567)       $ (80,448)          $ (1,983,222)

Adjustments to Reconcile Loss to Net Cash
  Used By Operating Activities
   Depreciation and amortization                                      3,409              141                 17,047
   Amortization of interest expense                                  16,902           21,313                102,887
   Stock based compensation                                              --               --                558,935
   Goods and Services tax recoverable                                    --               --                     --
   Prepaid expenses                                                      --               --                (60,140)
   Prepaid royalties                                                     --               --                (65,000)
   Accounts payable and accrued liabilities                          62,787          (16,597)               327,105
                                                                 ----------        ---------           ------------
                                                                   (174,469)         (75,591)            (1,102,388)
                                                                 ----------        ---------           ------------

Cash Flows From Investing Activities
   Purchase of equipment                                                 --           (2,818)                (2,818)
   Notes receivable                                                   3,970          (45,000)              (188,295)
   License                                                               --               --               (160,000)
   Website development costs                                             --               --                 (5,500)
                                                                 ----------        ---------           ------------
                                                                      3,970          (47,818)              (356,613)

Cash Flows From Financing Activities
   Share subscriptions                                              137,020               --                165,000
   Advances payable                                                      --               --                 48,314
   Issue of share capital                                                --           35,000                930,705
   Issue of share purchase warrants                                      --               --                 13,956
   Notes payable                                                         --               --                300,176
   Cash acquired on acquisition of subsidiary                            --               --                    850
                                                                 ----------        ---------           ------------
                                                                    137,020           35,000              1,459,001
Effect of Exchange Rate Changes On Cash                                  --               --                     --
                                                                 ----------        ---------           ------------
Increase (Decrease) in Cash                                         (33,479)         (88,409)                    --
Cash, Beginning of Period                                            33,479           91,821                     --
                                                                 ----------        ---------           ------------
Cash, End of Period                                              $       --        $   3,412            $ 2,918,002
                                                                 ----------        ---------           ------------


                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2003 audited consolidated financial statements and notes thereto.

2.   NATURE OF OPERATIONS

     a)    Development Stage Activities

           The Company has entered into an exclusive license agreement with a privately held development company to use, sell, develop, market and distribute consumer deodorant breath products, animal deodorant breath products and soft drink products.

           The Company is in the development stage; therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieve a level of sales adequate to support its cost structure.

     b)    Going Concern

           Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            TASKER CAPITAL CORP.
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3.   SIGNIFICANT ACCOUNTING POLICIES

     The financial statements have, in management's opinion, been property prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.)  Property and Equipment

     Property and equipment has been recorded at cost, net of accumulated depreciation. Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred. Depreciation is determined using the straight-line method over estimated lives of the assets as follows:
                                Equipment 5 years

f.)  Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109
     - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

g.)  Stock Based Compensation

     The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 -"Accounting for Stock Issued to Employees". The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation", which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

h.)  Financial instruments

     The Company's financial instruments consist of cash and accounts payable.

     Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

i.)  Foreign Currency Translation

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

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.)  Basic and Diluted Loss Per Share

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

k.)  Impairment of Long-Lived Assets

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

l.) Stock Options - Pro Forma Inforamtion for the three months ended March 31, 2004

        Net loss as reported                                $ (257,567)

        Add stock based compensation expense included
        in net loss as reported                                    -0-

        Deduct stock based compensation expense
        determined under Fair Value Method                     (28,812)
                                                            -----------

        Net loss - pro forma                                $ (286,379)
                                                            ===========

        Net loss per share - pro forma                      $     0.02
                                                            ===========

Item 2:  Management's Discussion and Analysis or Plan of Operations

(a) Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", 'will ", 'should", 'expect, "plan", 'intend", "anticipate", "believe", "estimate", "predict",
"potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

(b) Plan of Operations

The Company has entered into an Exclusive License Agreement (the "License Agreement') with Pharlo Citrus Technologies, Inc. ("Pharlo"), a privately held development company, to use, sell, develop, market and distribute consumer deodorant breath products, animal deodorant breath products and soft drink products. Pursuant to the License Agreement, the Company has agreed to make royalty payments to Pharlo based on product sales and has issued warrants to Pharlo's stockholders to purchase an aggregate of 300,000 shares of the Company's common stock. In conjunction with the License Agreement, Tasker entered into a Production Agreement with Indian River Labs, Inc. ("Indian River'), a privately held manufacturing corporation affiliated with Pharlo. Indian River will manufacture and sell to the Company concentrates for the products licensed by Pharlo. Additionally, the Company has agreed to loan to Pharlo, pursuant to a Loan Agreement, up to $200,000, to finance a production facility to produce the licensed products. Pursuant to the terms of the Loan Agreement, the principal and interest on the notes evidencing the loan will be repaid in equal monthly installments commencing July 1, 2003, with the last payment due October l, 2012.

Also, the Company entered into agreements with a key employee and several consultants. The Company entered into an employment agreement with Arthur P. Bergeron pursuant to which Mr. Bergeron agreed to serve as the Company's Chief Executive Officer, President, Chief Financial Officer and Treasurer. Mr. Bergeron was also elected to the Company's Board of Directors. The Company agreed to pay Mr. Bergeron a base salary of $1,170.00 per month. In addition, the Company issued to Mr. Bergeron a non-qualified stock option to purchase up to 500,000 shares of the Company's common stock at an exercise price of $0.25 per share and a non-qualified stock option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of$0.25 per share, each grant subject to certain vesting provisions. On December 29, 2003, the Company issued to Mr. Bergeron a non-qualifying stock option to purchase up to 500,000 shares of the Company's common stock at an exercise price of $.025 per share. The Company also entered into consulting agreements with each of Richard Brutti and Richard Kirby to provide consulting services to the Company in connection with the development, marketing and sale of the consumable products. Mr. Kirby has also assigned to the Company certain of his interest in a Right of First Refusal

Agreement with Pharlo with respect to certain additional licensed products. In connection with the consulting agreements, the Company issued to Mr. Brutti and Mr. Kirby, respectively, warrants to purchase 1,750,000 and 1,710,000 shares of the Company's common stock at an exercise price of $0.25 per share. Also, the Company has agreed to make bonus payments and to issue additional warrants to each based on the achievement of agreed upon sales milestones.

Further, the Company entered into a consulting agreement with Boston Financial Partners, Inc.("Boston Financial") to provide domestic and global strategic advice. Boston Financial agreed to provide consulting services to the Company in return for a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 per share. Subsequently, Boston Financial Partners, Inc. and the Company agreed to the cancellation of these warrants.

On February 9, 2004, Mr. Arthur P. Bergeron resigned as President and Chief Executive Officer and Mr. Robert P. Appleby was appointed President and Chief Executive Officer.

On the same day, Mr. James P. Burns was appointed Vice-President of Sales of the Corporation.

On May 14, 2004, Mr. Robert P. Appleby, Mr. James P. Burns and Mr. Gordon Davis were appointed to the Company's Board of Directors.

Immediately following their appointment Mr. Arthur P. Bergeron, Mr. Maurizio Grande and Mr. Michael Hu resigned as Directors. Mr. Arthur P. Bergeron also resigned as Chief Financial Officer, Treasurer and Secretary and the Board appointed Mr. Robert P. Appleby to succeed him in those positions on an interim basis. Mr. Bergeron will remain with the Company as a consultant.


Item 3 Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert P. Appleby. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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


Item 2.    Defaults upon Senior Securities

           None

Item 3.    Submission of Matters to a Vote of Security Holders

           No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2004.

Item 4.    Other Information

           None

Item 5.    Exhibits and Reports on Form 8-K

           a)  Exhibits

            31.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

            32.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S. C. Section 1350

           b)  Reports on Form 8-K

               We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2004.

                                   SIGNATURES



In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER CAPITAL CORP.


Date:  May 17, 2004
       --------------------------


By:      /s/ Robert P. Appleby
       --------------------------
         Robert P. Appleby
         Chief Executive Officer and Chief Financial Officer
         (Principal Executive Officer)
         (Principal Accounting Officer)