Form 10QSB
period 2004-06-30
TASKER CAPITAL CORP
filed 2004-08-16
CIK 1084557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended June 30, 2004

[ X ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period _______________ to ________________

                         Commission File Number 0-32019


                              TASKER CAPITAL CORP.
--------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


       Nevada                                         88-0426048
--------------------------------------------------------------------------------
(State or other Jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


100 Mill Plain Road
Danbury, CT                                             06811
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Postal or Zip Code)

Issuer's telephone number, including area code:    (203) 546-3555
                                                --------------------------------

                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [_] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,626,906 Shares of $0.001 par value Common Stock outstanding as of June 30, 2004.

                         PART 1 - FINANCIAL INFORMATION


Item 1.     Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                     June 30, 2004  December 31,
                                                                    2003
                                                     -------------  ------------
   ASSETS
   Current
        Cash                                           $ 117,460       $ 33,479
        Current portion of notes receivable               16,883         16,304
        Prepaid expenses                                 164,618         60,140
        Prepaid royalties                                 65,000         65,000
                                                      -----------    -----------
                                                         363,961        174,923
   Notes Receivable                                      167,373        175,961
   Equipment, net                                          5,281          2,255
   License                                               185,483        191,103
   Website Development Costs, net                          2,750          3,667
                                                      -----------    -----------
                                                       $ 724,848      $ 547,909
                                                      ===========    ===========
   LIABILITIES
   Current
         Accounts payable and accrued liabilities       $ 29,591       $ 85,896
         Due to related parties                                -         55,000
                                                      -----------    -----------
                                                          29,591        140,896
   Non-Current
        Notes Payable                                    419,967        386,161
        7 % Convertible Debentures                       594,195              -
                                                      -----------    -----------
                                                      $1,043,753      $ 527,057
                                                      ===========    ===========
   SHAREHOLDERS' DEFICIENCY

   Share Capital
         Authorized:
            50,000,000 common shares, par value $0.001 per share at June 30, 2004 and December 31, 2003

          Issued and Outstanding:
             18,626,906 at June 30, 2004 and
             14,510,800 at December 31, 2003              18,627         14,511

          Additional paid-in capital                   2,063,589      1,698,600

   Common Stock Subscribed                                 1,700         27,980
   Contributed Surplus                                     5,415          5,415
   Deficit Accumulated During The Development Stage   (2,408,236)    (1,725,654)
                                                      -----------    -----------
                                                        (318,905)        20,852
                                                      -----------    -----------
                                                       $ 724,848      $ 547,909
                                                      ===========    ===========

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                       CONSOLIDATED STATEMENT OF OPERATION
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                                      INCEPTION
                                                                                                        May 13
                                                THREE MONTHS ENDED          SIX MONTHS ENDED           1996 TO
                                                     JUNE 30                    JUNE 30                JUNE 30
                                                2004          2003         2004           2003           2004
                                                ----          ----         ----           ----           ----
Expenses
   Fulfillment                                  $ 978          $ -         $ 5,633          $ -        $ 5,633
   Payroll taxes                               12,561            -          12,561            -         12,561
   Filing fees                                  6,739            -           6,739            -          6,739
   Insurance                                    2,146            -           2,146            -          2,146
   Product development                         26,975            -          26,975            -         26,975
   Focus groups                                47,186            -          47,186            -         47,186
   Broker fees                                 30,233            -          30,233            -         30,233
   Automobile Expenses                          7,644            -           7,644            -          7,644
   Stock based compensation                         -            -               -            -        558,935
   Consulting fees                             43,828        8,964         151,151       16,964        240,276
   Media Services                               3,584       35,731           8,991       64,931        200,631
   Wages and benefits                         114,510        3,510         136,850        9,112        211,443
   Stock transfer services                          -          920             955        1,700          7,844
   Management fees                                  -            -               -            -        123,892
   Office and sundry                            5,544        9,588          11,832       10,721         46,432
   Professional fees                           74,940       34,108         145,145       48,320        322,699
   Rent                                        10,782            -          14,782            -         80,834
   Mineral property costs                           -            -               -            -        127,007
   Depreciation and amortization                3,583          140           6,992          281         20,630
   Travel and business promotion               10,980        3,166          13,779        3,166         68,957
   Clinical trials                                  -        2,000               -        2,000         83,557
                                           ----------    ---------      ----------    ---------      ---------
Loss From Operations                          402,213       98,127         629,594      157,195      2,232,254

   Other Income (Expenses)
       Interest income & misc.                 10,729            -          14,071            -         20,959
       Interest expense                       (33,530)     (20,747)        (67,058)     (42,127)      (202,659)
       Gain from foreign exchange                   -            -               -            -          5,718
                                           ----------    ---------      ----------    ---------      ---------
                                              (22,801)     (20,747)        (52,987)     (42,127)      (175,982)
Net Loss                                      425,014      118,874         682,581      199,322      2,408,236
                                           ==========   ==========      ==========   ==========      ==========
Loss Per Share                                 $ 0.03       $ 0.01          $ 0.04       $ 0.02
                                           ==========   ==========      ==========   ==========
Weighted Average Number of Shares          16,754,307   12,052,574      15,632,554   11,867,081
                                           ==========   ==========      ==========   ==========
    Outstanding

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                                                     INCEPTION
                                                                                                                       May 13
                                                        THREE MONTHS ENDED              SIX MONTHS ENDED              1996 TO
                                                              JUNE 30                        JUNE 30                  JUNE 30
                                                        2004          2003             2004          2003              2004
                                                        ----          ----             ----          ----              ----
Cash flows From Operating Activities
   Loss for the period                              $ (425,014)    $(118,874)      $ (682,581)    $(199,322)      $ (2,408,236)

Adjustments to Reconcile Loss to Net Cash
  Used By Operating Activities
   Depreciation and amortization                         3,583           140            6,992           281             20,630
   Amortization of interest expense                     16,903        20,532           33,805        41,845            119,791
   Stock based compensation                                  -             -                -             -            558,935
   Goods and Services tax recoverable                        -             -                -             -                  -
   Prepaid royalties                                         -             -                -             -            (65,000)
   Prepaid expenses                                   (104,478)       (9,537)        (104,478)       (9,537)          (164,618)
   Accounts payable                                   (115,092)       35,321          (56,305)       18,724            212,013
   Due to related parties                              (59,000)            -          (55,000)            -            (59,000)
                                                    -----------    ----------       ----------     ---------       ------------
                                                      (683,098)      (72,418)        (857,567)     (148,009)        (1,785,485)
                                                    -----------    ----------       ----------     ---------       ------------
Cash Flows From Investing Activities
   Purchase of equipment                                (3,481)            -           (3,481)       (2,818)            (6,300)
   Notes receivable                                      4,039       (82,000)           8,009      (127,000)          (184,256)
   License                                                   -             -                -             -           (160,000)
   Website development costs                                 -             -                -             -             (5,500)
                                                    -----------    ----------       ----------     ---------       ------------
                                                           558       (82,000)           4,528      (129,818)          (356,056)
Cash Flows From Financing Activities
   Advances payable                                          -             -                -             -             48,314
   Issue of share capital                                    -       130,000                -       165,000            930,705
   Issue of share purchase warrants                          -             -                -             -             13,956
   Share subscriptions                                       -        10,000          137,020        10,000            165,000
   Notes payable                                       800,000        15,000          800,000        15,000          1,100,176
   Cash acquired on acquisition of subsidiary                -             -                -             -                850
                                                    -----------    ----------       ----------     ---------       ------------
                                                       800,000       155,000          937,020       190,000          2,259,001
Effect of Exchange Rate Changes On Cash                      -             -                -             -                  -
                                                    -----------    ----------       ----------     ---------       ------------
Increase (Decrease) in Cash                            117,460           582           83,981       (87,827)           117,460
Cash, Beginning of Period                                    -         3,412           33,479        91,821                  -
                                                    -----------    ----------       ----------     ---------       ------------
Cash, End of Period                                  $ 117,460       $ 3,994        $ 117,460       $ 3,994          $ 117,460
                                                    ===========    ==========       ==========     =========       ============

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1. BASIS OF PRESENTATION

      The unaudited consolidated financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2003 audited consolidated financial statements and notes thereto.

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

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

                              TASKER CAPITAL CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      j.)   Basic and Diluted Loss Per Share

            In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share is not presented as the effect is anti-dilutive.

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

      l.) Stock Options - Pro Forma Information for the six months ended June 30, 2004.

            Net Loss as reported                                  $(425,014)
            Add stock based compensation
               expense included in net loss as reported                -0-
            Deduct stock based compensation
               expense determined under Fair Value Method           (57,624)
                                                                  ----------
            Net loss - Pro Forma                                  $(482,638)
                                                                  ----------
            Net loss per share - Pro Forma                        $    0.03
                                                                  ==========

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


Item 2. Defaults upon Senior Securities

      None

Item 3. Submission of Matters to a Vote of Security Holders

      No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2004.

Item 4. Other Information

      None

Item 5. Exhibits and Reports on Form 8-K

      a)    Exhibits

31.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S. C. Section 1350

      b)    Reports on Form 8-K

            The Company filed a Current Report on Form 8-K during the fiscal quarter ended June 30, 2004 to report it had entered into a Securities Purchase Agreement with several accredited investors.

            Under the agreement, the Company issued and sold to the purchasers in a private placement (i) $800,000 of convertible debentures; and
            (ii) 5 year warrants to purchase 8,000,000 shares of common stock at $0.10 per share and 8,000,000 shares of common stock at $0.20 per share.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER CAPITAL CORP.


Date:   8/16/2004
        __________________________


By: /s/ Robert P. Appleby
   --------------------------------------------------------
        Robert P. Appleby
        Chief Executive Officer and Chief Financial Officer
        (Principal Executive Officer)
        (Principal Accounting Officer)