Form 10QSB
period 2004-09-30
TASKER CAPITAL CORP
filed 2004-11-15
CIK 1084557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended SEPTEMBER 30, 2004

|X| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period _______________ to ________________

                         Commission File Number 0-32019

                              TASKER CAPITAL CORP.
--------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

           NEVADA                                         88-0426048
-------------------------------                ---------------------------------
(State or other Jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

        100 MILL PLAIN ROAD
            DANBURY, CT                                         06811
----------------------------------------             ---------------------------
(Address of principal executive offices)                 (Postal or Zip Code)

Issuer's telephone number, including area code:                 (203) 546-3555
                                                     ---------------------------

                                      NONE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,256,813 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF NOVEMBER 4, 2004.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                              TASKER CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                              TASKER CAPITAL CORP.
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                                         SEPTEMBER 30, 2004   December 31, 2003
ASSETS
CURRENT
     Cash                                                    $ 1,192,788        $    33,479
     Current portion of notes receivable                          17,180             16,304
     Prepaid expenses                                            380,941             60,140
     Prepaid royalties                                            85,000             65,000
                                                             -----------        -----------
                                                               1,675,909            174,923
NOTES RECEIVABLE                                                 262,965            175,961
EQUIPMENT, net                                                    87,761              2,255
LEASE DEPOSIT, net                                                 5,991                 --
LICENSE                                                          182,673            191,103
WEBSITE DEVELOPMENT COSTS, net                                     2,292              3,667
                                                             -----------        -----------
                                                             $ 2,217,591        $   547,909
                                                             ===========        ===========
LIABILITIES
CURRENT
      Accounts payable and accrued liabilities               $   162,584        $    85,896
      Due to related parties                                          --             55,000
                                                             -----------        -----------
                                                                 162,584            140,896
NON-CURRENT
     Notes Payable                                               439,709            386,161
     Convertible Debenture Note                                1,647,674                 --
     7 % Convertible Debentures                                  397,000                 --
     Less discount on Convertible Debt                        (1,957,479)                --
                                                             -----------        -----------
                                                             $   689,488        $   527,057
                                                             -----------        -----------
SHAREHOLDERS' DEFICIENCY

SHARE CAPITAL
      Authorized:
         300,000,000 common shares, par value $0.001 per share at September 30, 2004 and December 31, 2003

       Issued and Outstanding:
          28,103,495 at September 30, 2004 and
          14,510,800 at December 31, 2003                         28,104             14,511
       Additional paid-in capital                              5,018,257          1,698,600

COMMON STOCK SUBSCRIBED                                            1,700             27,980
CONTRIBUTED SURPLUS                                                5,415              5,415
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE              (3,525,373)        (1,725,654)
                                                             -----------        -----------
                                                               1,528,103            20,852
                                                             -----------        -----------
                                                             $ 2,217,591        $   547,909
                                                             ===========        ===========

                              TASKER CAPITAL CORP.
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                                     INCEPTION
                                                                                                      May 13
                                           THREE MONTHS ENDED             NINE MONTHS ENDED           1996 TO
                                             SEPTEMBER 30                    SEPTEMBER 30           September 30,
                                        2004            2003            2004            2003           2004
                                    ------------    ------------    ------------    ------------    ------------
EXPENSES
   Fulfillment                      $         --    $      5,633    $         --    $      5,633
   Payroll taxes                           7,682              --          20,243              --          20,243
   Filing fees                             1,953              --           8,692              --           8,692
   Insurance                                  --              --           2,146              --           2,146
   Product development                    37,449           3,785          64,424          12,749          64,424
   Focus groups                           31,808              --          78,994              --          78,994
   Broker fees                                --              --          30,233              --          30,233
   Automobile Expenses                     7,724              --          15,368              --          15,368
   Stock based compensation                   --              --              --              --         558,935
   Consulting fees                        60,100          12,800         211,251          20,800         300,376
   Media Services                        114,210          89,509         123,201         154,440         314,841
   Wages and benefits                    121,396           5,461         258,246          14,573         332,839
   Stock transfer services                   891           1,368           1,846           3,068           8,735
   Management/Directors fees              17,500              --          17,500              --         141,392
   Office and sundry                       2,845          (1,252)         14,677           9,469          49,277
   Professional fees                     169,943          32,700         315,088          81,020         492,642
   Rent                                   19,638              --          34,420              --         100,472
   Mineral property costs                     --              --              --         127,007
   Depreciation and amortization           6,053             141          13,045             422          26,683
   Travel and business promotion          27,981          11,859          41,760          15,025          96,938
   Clinical trials                        17,638           2,400    $     17,638           4,400         101,195
                                    ------------    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                     644,809         158,771       1,274,403         315,966       2,877,063

   Other Income (Expenses)
       Interest income & misc              6,093              --          20,164              --          27,052
       Interest expense                 (478,420)        (20,181)       (545,478)        (62,308)       (681,079)
       Gain from foreign exchange             --              --              --              --           5,718
                                    ------------    ------------    ------------    ------------    ------------
                                        (472,327)        (20,181)       (525,314)        (62,308)       (648,309)
NET LOSS                               1,117,136         178,952       1,799,717         378,274       3,525,372
                                    ============    ============    ============    ============    ============

LOSS PER SHARE                      $       0.05    $       0.01    $       0.10    $       0.02
                                    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                       24,035,013      13,733,320      17,809,412      12,495,996
                                    ============    ============    ============    ============

                              TASKER CAPITAL CORP.
                         (A Development Stage Company)
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                                                               INCEPTION
                                                                                May 13
                                                      NINE MONTHS ENDED         1996 TO
                                                        SEPTEMBER 30          September 30,
                                                    2004           2003          2004
                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss for the period                          $(1,799,717)   $  (378,274)   $(3,525,372)

ADJUSTMENTS TO RECONCILE LOSS TO NET CASH
  USED BY OPERATING ACTIVITIES
   Depreciation and amortization                     13,045            422         26,683
   Amortization of interest expense                  53,547         60,942        139,533
   Stock based compensation                              --             --        558,935
   Deposits                                          (6,000)        (6,000)
   Inventory                                             --        (65,313)            --
   Shares issued for other than cash                     --        170,360             --
   Prepaid royalties                                (20,000)            --        (85,000)
   Prepaid expenses                                (320,800)            --       (380,940)
   Accounts payable/Other payables                   76,688       (137,390)       345,006
   Due to related parties                           (55,000)            --        (59,000)
                                                -----------    -----------    -----------
                                                 (2,058,237)      (349,253)    (2,986,155)
                                                -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                            (88,579)        (2,818)       (91,398)
   Notes receivable                                 103,898       (135,000)       (88,367)
   License                                               --         (5,000)      (160,000)
   Website development costs                             --             --         (5,500)
                                                -----------    -----------    -----------
                                                     15,319       (142,818)      (345,265)
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances payable                                      --        (48,314)        48,314
   Issue of share capital                           617,533        517,235      1,548,238
   Issue of share purchase warrants                      --             --         13,956
   Share subscriptions                              137,020             --        165,000
   Notes payable-debenture                        2,447,674             --      2,747,850
   Cash acquired on acquisition of subsidiary            --             --            850
                                                -----------    -----------    -----------
                                                  3,202,227        468,921      4,524,208
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  --             --             --
                                                -----------    -----------    -----------
INCREASE (DECREASE) IN CASH                       1,159,309        (23,150)     1,192,788
CASH, BEGINNING OF PERIOD                            33,479         91,821             --
                                                -----------    -----------    -----------
CASH, END OF PERIOD                             $ 1,192,788    $    68,671    $ 1,192,788
                                                ===========    ===========    ===========

                              TASKER CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

1.    BASIS OF PRESENTATION

      The unaudited consolidated financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2003 audited consolidated financial statements and notes thereto.

2.    NATURE OF OPERATIONS

      a)    Development Stage Activities

            The Company has entered into an exclusive license agreement with a privately held development company to manufacture, distribute and market products using a unique, licensed patented process that utilizes a highly charged, acidified, yet stable and safe solution that enables copper sulfate, widely known for its bacteriostatic properties to remain active throughout a wide range of pH values. The company is continuing its clinical research and development of future products in the oral care, food processing, skin care and pet products industries.

            Presently the company markets Close CallO, the world's first clinically proven anti-microbial oral hygiene breath drink.The Company is in the development stage; therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieve a level of sales adequate to support its cost structure.

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

                              TASKER CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

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

                              TASKER CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.)   Property and Equipment

      Property and equipment has been recorded at cost, net of accumulated depreciation. Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred. Depreciation is determined using the straight-line method over estimated lives of the assets as follows:

                          Equipment/Automobile 5 years

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

                              TASKER CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

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

l.) Stock Options - Pro Forma Information for the nine months ended September 30, 2004.

      Net Loss as reported                             $(1,799,717)
      Add stock based compensation
          expense included in net loss as reported             -0-
      Deduct stock based compensation
          expense determined under Fair Value Method      (271,480)
                                                       -----------

      Net loss - Pro Forma                             $(2,071,197)
                                                       -----------

      Net loss per share - Pro Forma                   $      0.12
                                                        ==========

m.)   Debenture note

      In May 2004, the Company entered into a Securities Purchase Agreement with several investors by which the Company issued and sold (i) $800,000 of convertible debentures; (ii) warrants to purchase 8,000,000 shares of common stock at $0.10 per share; and (iii) warrants to purchase 8,000,000 shares of common stock at $0.20 per share. The warrants expire in five years from the date of issuance.


      The debenture is due on the third anniversary of the issuance and bears interest at 7% per annum and is repayable in shares of common stock at a price of $0.05 per share, including interest, for an aggregate of at least 16,000,000 common shares.

      In July 2004, the Company entered into a Securities Purchase Agreement with several investors under which the Company issued and sold in a private placement (i) $1,647,674 of convertible debentures at a discount of $263,074 for a net amount of $1,384,600; and (ii) warrants to purchase 3,461,500 shares of common stock at a price of $0.05 per share. The debenture is due on the second anniversary of the issue date, and the principal amount of the debenture is repayable in share of common stock at a price of $0.20 per share for an aggregate of 8,238,370 common shares.

      The proceeds of these issuances have been allocated to the convertible debt and warrants based upon the relative fair value of the issuable common stock upon conversion and upon the fair value of the warrants.

      The fair value of the warrants was computed using the Black-Scholes option pricing model with the following assumptions:

      Exercise price                $0.05
      Volatility                     148%
      Dividend rate                    0%
      Interest rate                  2.5%
      Expected life                1 year

      In accordance with E.I.T.F. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the value of the Beneficial Conversion Feature was measured using the intrinsic value method and is being amortized to interest expense over a period of five years on the first issuance and over two years on the second issuance.

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

(b) Plan of Operations

The Company has entered into an Exclusive License Agreement (the "License Agreement') with pHarlo Citrus Technologies, Inc. ("pHarlo "), a privately held development company, to use, sell, develop, market and distribute products using its proprietary, patented technology for consumer oral care, food processing, animal hygiene, and cosmetic products. Pursuant to the License Agreement, the Company has agreed to make royalty payments to pHarlo based on product sales and has issued warrants to pHarlo 's stockholders to purchase an aggregate of 300,000 shares of the Company's common stock. In conjunction with the License Agreement, Tasker entered into a Production Agreement with Indian River Labs, Inc. ("Indian River'), a privately held manufacturing corporation affiliated with pHarlo. Indian River will manufacture and sell to the Company concentrates for the products licensed by pHarlo. Additionally, the Company has loaned pHarlo $100,000 pursuant to a Loan Agreement in which the Company agreed to loan up to $200,000 to finance a production facility to produce the licensed products. Pursuant to the terms of the Loan Agreement, the principal and interest on the notes evidencing the loan will be repaid in equal monthly installments commencing July 1, 2003, with the last payment due October l, 2012.

The proprietary technology - pHarlo - creates an environment in which hydrogen protons attach to a single copper ion, suspending the copper ion indefinitely in a liquid state. In this state of suspension, copper interferes with the cellular growth of both anaerobic and facultative organisms by interfering with the bacteria's respiration. The solution uses only ingredients that are currently on the Federal GRAS (Generally Regarded As Safe) list.

The Company has also entered into a Partnership Agreement with Wynn Star Specialty Flavors LLC ("Wynn Starr"), a leading supplier of culinary ingredients and technology to the food industry, to market the Company's licensed technology to the poultry processing industry. Under the terms of the Partnership Agreement, Wynn Starr will use its extensive relationships in the poultry processing industry to market the Company's licensed technology in consideration for the right to produce the final product to be supplied to the consumer using the concentrated solution manufactured by Indian River. (Exhibit #) To further support its initiative, the Company has applied for United States Department of Agriculture (USDA) approval for its products use in poultry processing. An initial study of the Company's technology by the University of Georgia's Department of Poultry Science thoroughly supported its efficacy in eliminating bacteria during the scalding treatment of poultry processing. Reductions and eliminations were observed in Salmonella typhimurium, Listeria monocytogenes, Staphylococcus aureus, E coli, Shewanella putrefaciens and Pseudomonas fluorescens. The Company has engaged the University of Georgia's Department of Poultry Science to conduct a quantitative validation of its technology for use in poultry processing, which will be submitted to the USDA and is expected to complete its application for approval.

Over the last several months, the Company conducted various consumer market studies to rebrand its oral care product. The Company plans to reintroduce its oral care product under the new name of "Close Call(TM)" over the next few months. Close Call(TM) will be marketed as the world's first clinically proven anti-microbial oral hygiene breath drink that eliminates odors from tobacco, garlic, onion and alcohol and removes germs and bacteria that cause bad breadth.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES

      On July 22, 2004, Tasker Capital Corporation ("the Company") entered into a Securities Purchase Agreement (the "Purchase Agreement"), with several accredited investors (collectively the "Purchasers"), under which the Company issued and sold to the Purchasers in a private placement (i) $1,647,674 of convertible debentures with an original issue discount of 16% ; and (ii) warrants to purchase 3,461,500 shares of common stock at $0.25 per share. The warrants expire 5 years from the date of issuance. The total purchase price received by the Company was $1,384,600.

OID CONVERTIBLE DEBENTURES

      The principal amount of the debenture is repayable in shares of common stock at a fixed conversion price of $0.20 per share. The aggregate principal amount of debentures is convertible into 8,238,370 shares of common stock. The debenture is due on the second anniversary of the original issue date. The holder shall not be entitled to convert and/or exercise their securities in any amount which would result in the holder being the beneficial owner of more than 4.99% of the Company's common stock, unless 61 days' prior notice is given to the Company.

      The conversion price of the debenture and the exercise price of the warrants are subject to customary anti-dilution rights. In addition, if the Company issues common stock at a price less than the conversion price of the debenture and the exercise price of the warrant then such conversion and exercise price shall be reduced to such lower price.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On August 25, 2004, a majority of our shareholders approved a proposal to increase our authorized shares of common stock from 50,000,000 to 300,000,000.

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

            10.1  License Agreement.

            31.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

            32.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S. C. Section 1350

      b)    Reports on Form 8-K

            On July 22, 2004 the Company filed a Current Report on Form 8-K to report it had entered into a Securities Purchase Agreement with several accredited investors.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER CAPITAL CORP.

Date: November 15, 2004

By:   /s/ Robert P. Appleby
      -----------------------
      Robert P. Appleby
      Chief Executive Officer and Chief Financial Officer
      (Principal Executive Officer)
      (Principal Accounting Officer)