Form 10KSB
period 2004-12-31
TASKER CAPITAL CORP
filed 2005-04-15
CIK 1084557

================================================================================

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2004

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from    to

                         Commission file number 00-32019

                                   ----------

                              TASKER CAPITAL CORP.
                 (Name of small business issuer in its charter)

                                   ----------

            Nevada                                               88-0426048
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)


                     100 Mill Plain Road, Danbury, CT 06811
               (Address of principal executive offices) (Zip Code)

                                  203-546-3555
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                 300,000,000 Common Shares Par $0.001 Per Share
                              (Title of each class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year: $ 0.

At March 31, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, was approximately $205 million.

      The number of shares outstanding of our Company's common stock at March 31, 2005 was approximately 61.2 million.

      Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

================================================================================

                                      INDEX

                                                                                                Page
                                                                                               Number
   PART I

   Item 1.         Description of Business                                                        3

   Item 2.         Description of Property                                                       12

   Item 3.         Legal Proceedings                                                             12

   Item 4.         Submission of Matters to a Vote of Security Holders                           12

   PART II

   Item 5.         Market for Common Equity and Related Stockholder Matters                      12

   Item 6.         Management's Discussion and Analysis or Plan of Operation                     13

   Item 7.         Financial Statements                                                          15

   Item 8.         Changes In and Disagreements With Accountants on Accounting

                   and Financial Disclosure                                                      15

   Item 8A.        Controls and Procedures                                                       16

   Item 8 B.       Other Information                                                             16

   PART III

   Item 9.         Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act                             17

   Item 10.        Executive Compensation                                                        21

   Item 11.        Security Ownership of Certain Beneficial Owners

                   and Management and Related Stockholder Matters                                27

   Item 12.        Certain Relationships and Related Transactions                                28

   Item 13.        Exhibits                                                                      28

   Item 14         Principal Accountant Fees and Services                                        28

   Signatures                                                                                    30

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" IN THIS FORM 10-KSB. THE COMPANY ASSUMES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

PART I

         As used in this annual report on Form 10-KSB, "we," "us," "our," "Tasker" and "our Company" refer to Tasker Capital Corp. and our subsidiaries, unless the context otherwise requires.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OF OUR COMPANY

General Overview

         Tasker is a manufacturer, distributor and marketer of products using a licensed patented process that utilizes a highly charged, acidified, yet stable and safe solution that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values. The Company is continuing its clinical research and hopes to develop future products using the licensed process in the oral care, food processing, skin care, water purification and pet products industries. There can be no assurance that such product development will be successful in such industries.

         Presently the company markets Close Call(TM), the world's first clinically proven anti-microbial oral hygiene breath drink. Tasker announced an initiative into the poultry processing industry and applied for United States Department of Agriculture ("USDA") approval to use its licensed technology in the poultry scalding process.

         The principal executive office for Tasker Capital Corp. and its wholly owned subsidiaries is located at 100 Mill Plain Road, Danbury, CT 06811. Subject to the finalization of a proposed lease, the Company intends to relocate its headquarters on or around May 1, 2005 to Corporate Center, 39 Old Ridgebury Road-Suite 14, Danbury, CT 06817.


Corporate History

         Tasker Capital Corp. was organized as a Nevada corporation on February 2, 1999, to explore for and, if possible, develop mineral properties primarily in the Province of British Columbia, Canada, through its wholly owned subsidiary, Tanuta Ventures Corp. ("Tanuta"). Tanuta was incorporated under the laws of the Province of British Columbia, Canada, on May 13, 1996. This initial business endeavor ceased in 2002.

In late 2002, the Company entered into an Exclusive License Agreement (the "License Agreement") with a privately held development company, pHarlo Citrus Technologies, Inc. ("pHarlo"), to sell, develop, market and distribute consumer oral hygiene products, food processing, pet hygiene products and skin care products using pHarlo's patented pHarlo technology. Pursuant to the License Agreement, the Company agreed to make royalty payments to pHarlo based on product sales and issued warrants to pHarlo's stockholders to purchase an aggregate of 300,000 shares of the Company's common stock. In conjunction with the License Agreement, Tasker entered into a Production Agreement with Indian River Labs, Inc. ("Indian River"), a privately held manufacturing company affiliated with pHarlo, to manufacture and sell to the Company concentrates for the products licensed by Pharlo. Additionally, the Company agreed to loan to Pharlo, pursuant to a Loan Agreement, up to $200,000, to finance a production facility to produce the licensed products, with principal and interest on the notes evidencing the loan to be repaid in equal monthly installments commencing July 1, 2003, with the last payment due October 1, 2012. Tasker began marketing a breath product under the trade name BreathRefresh in 2003. During 2004, pursuant to a series of additional loan agreements, the Company loaned an additional $400,000. The loans bear an interest rate at 7% per annum (0% for the first six months) and have terms of 1 year.

         The Company's Board of Directors effected a management change during the first quarter of 2004, replacing its then chairman, president and chief executive officer, Arthur P. Bergeron (who resigned his positions and relinquished his seat of the Board of Directors), with Robert Appleby who assumed the position as president and chief executive officer and assumed a seat on the Board of Directors. Concurrent with Mr. Appleby's appointment, the Board of Directors engaged James Burns as executive vice president. Mr. Burns also became a member of the Company's Board of Directors. Both, Mr. Appleby and Mr. Burns, have extensive executive marketing experience.

         To assist the management team in its endeavor to effectively market its oral care products, Barbara Longchamp, a marketing executive, was hired as vice president of marketing. An extensive market research analysis on the Company's sole product, BreathRefresh, was conducted and management decided to rebrand the product and implement a new marketing strategy. The product was reformulated, renamed CloseCall(TM) and repackaged. The Company began shipping CloseCall(TM) in February 2005 to the New England market and intends to accomplish national distribution during the summer 2005.

         In September 2004, the Company announced a poultry processing industry initiative. Studies in January 2004 conducted by Dr. Scott Russell at the
University of Georgia indicated the potential for material reductions in salmonella typhimurium, listeria monocytogenes, staphylococcus aureus, E coli, shewanella putrefaciens and pseudomonas fluorescens with the use of pHarlo in the scalding process of poultry processing and entered into partnership agreement with Wynn Starr Specialty Flavors LLC (a wholly owned subsidiary of Wynn Starr Flavors), a leading supplier of culinary ingredients and technology to the food industry, to market Tasker's technology to the poultry processing industry. To further support this initiative, the Company appointed Dennis Smithyman, a food processing and technology executive, as its vice president of food technology. The Company conducted additional laboratory and pilot scale studies during November 2004 through January 2005 in support of an application for USDA approval to use Tasker's licensed pHarlo technology in the scalding process of poultry processing. To lead in this process and provide additional industry guidance, the Company added Dr. Scott Russell, an expert in the field of poultry processing, to its Executive Advisory Committee in November 2004. As of the time of this filing, the USDA has granted the Company permission to conduct in-plant commercial verification of its technology for use in poultry processing. This permission is significant to the Company because it allows the poultry processors to sell to consumers the birds involved in the verification process. Without such approval, the birds would be destroyed and the cost would have been absorbed by Tasker. Since the commercial verification requires testing at full production and involves a large number of birds, the associated costs can be significant. Upon the successful completion of the commercial verification process, the Company expects to receive final approval by the USDA and then would be able to enter into contracts with poultry processors for the sale of its pHarlo technology. There can be no assurance that Tasker will successfully complete the commercial verification process. If Tasker does complete the commercial verification process successfully, there can be no assurance that Tasker will enter into such commercial contracts or, if it does, that such commercial contracts will be profitable.

         To fund the Company's operations, the Company completed three financings in 2004. In April, the Company sold $800,000 of 7% convertible debentures, convertible into common shares at $0.05 per share; warrants to purchase 8,000,000 shares at $0.10 per share (subsequently modified to $0.05 per share), which expire five years from the date of issuance; and 8,000,0000 shares of common stock at $0.20 per share (subsequently modified to $0.05 per share) (exhibit 1.1). In July 2004, the Company completed a private placement of $1,647,674 worth of convertible debentures, which were convertible into 8,238,370 common shares at $0.20 per share, and warrants to purchase 3,461,500 of its common shares at $0.25 per share (subsequently modified to $0.05 per share), which expire five years from the date of issuance (exhibit 1.2). In December 2004, the Company completed the private placement of 9,406,250 shares of its common stock with several accredited investors for an aggregate purchase price of $15,050,000. Emerging Growth Equities LTD. acted as placement agent and received a cash payment of 6 % of the funds raised in the offering and a warrant to purchase 562,500 of Tasker's common shares exercisable at $2.00 per common share for three years (exhibit 1.3).

Products

Oral Care

CloseCall(TM): An alcohol free, liquid breath freshener that is clinically proven to effectively eliminate bad breath odors caused from eating, smoking and drinking. The product works by inhibiting bacteria that produce sulfur compounds that cause bad breath. Because CloseCall(TM) eliminates bacteria in the mouth, throat and upper respiratory tract and is swallowed, it is not intended to compete against mouthwashes.

Post-Harvest Food Processing

pHarlo: The company has applied for USDA approval for the use of its pHarlo technology in the processing of poultry. The Company has received USDA permission to begin commercial verification, during which the poultry used in the verification process may be sold to the market for public consumption. This commercial verification phase involves the submission of protocols to be used during the scalding process to the USDA and the testing of its licensed technology at an existing poultry processor's site for a sufficient period to confirm the technology's efficacy on a large scale and with the specific variables inherent in the processor's operations. If successful, the Company anticipates that the commercial verification process will demonstrate that its pHarlo technology is effective on a commercial scale. The Company believes that the commercial verification process may also provide the processor sufficient information from which it can establish a contractual relationship with Tasker. These verification phases are also requisite to establishing contractual relationships with processors: however, without this level of USDA approval, the poultry used in the process would have to be destroyed. The current level of USDA approval allows the poultry used in this process to be sold at market to the public.

The Company intends to develop and market the pHarlo technology for use in other industries with the post-harvest processing of food, such as beef, pork, seafood, fruit and vegetables. In early April 2005, the Company received a letter from the Department of Health and Human Services of the Food and Drug

Administration confirming that the use of the pHarlo technology to control pathogenic microbe growth in seafood applications is permitted under existing FDA GRAS (generally recognized as safe) and cGMP (current good manufacturing practice) regulations.

Pet Products

Shampoo: The Company has developed a moisturizing shampoo for dogs specifically designed to soothe and prevent "hot spots" (painful skin irritations caused by bacterial or allergic reactions). At the time of this filing, the Company has announced its relationship with Mayfair Sales, the holder of the rights to market products under the Sock Puppet name, to market the shampoo to over 700 stores nationwide.

Breath Spray: The Company has developed a breath spray for dogs using its patented pHarlo technology. The product eliminates bad breath and controls tartar to inhibit germs that cause plaque and gingivitis and bad breath. At the time of this filing, it has announced its relationship with Mayfair Sales, the holder of the rights to market products under the Sock Puppet name, to market the breath spray to over 700 stores, nationwide.

The Company has several other products using the pHarlo technology, which are in various stages of development.

Government Approvals and Regulations

         The ingredients used by Indian River to produce the pHarlo concentrate are acknowledged as "generally recognized as safe" ("GRAS") by the Food and Drug Administration ("FDA"). As such, the ingredients and the pHarlo concentrate do not require further approval by the FDA. These ingredients are already in wide use in the food industry and are readily available. The unique combination of these ingredients under the pHarlo formula is protected under two U.S. patents and is covered in several pending patent applications in the U.S. and elsewhere. The use of the pHarlo technology in food processing, with the exception of meat and poultry, is covered by FDA. All meat and poultry applications require the approval from the USDA. The Company has submitted data and a request seeking approval of its technology for use in the scalding section of poultry processing and is in the commercial verification phase of such approval process. The Company plans to seek further applications in other areas of poultry operations and in red meat and pork processing after gaining acceptance for its scalding treatment.

Strategic Relationships

         The Company is entering into a worldwide exclusive field of use license agreement with Pharlo Citrus Technologies that entitles it to receive sufficient quantities of the pHarlo concentrate as it considers necessary to satisfy customer demand in the product ranges of post-harvest food processing, oral care, skin care and pet products. In accordance with the agreement, Indian River will supply directly to Tasker, or its designees, the pHarlo concentrate for which pHarlo will receive payment based on a mutually agreed upon volume price or royalty payments based on revenue generated from the final product to which the pHarlo concentrate is added, or a combination of both. (Exhibit 10.17).

         The Company has entered into a Partnership Agreement with Wynn Star Specialty Flavors LLC ("Wynn Starr"), a leading supplier of culinary ingredients and technology to the food industry, to market the Company's licensed technology to the poultry processing industry. Under the terms of the Partnership Agreement, Wynn Starr will use its extensive relationships in the poultry processing industry to market the Company's licensed technology in consideration for the right to purchase from Tasker the concentrated solution manufactured by Indian River and produce the final product to be supplied to the consumer for which Wynn Starr will pay royalties to Tasker from the revenues generated from such sales (Exhibit 10.18).

Product Development

         Under the existing exclusive field of use license agreement with pHarlo, the Company has the right to develop uses of the pHarlo technology in post -harvest food processing, oral care, skin care and pet products. At the time of this filing, the Company has entered into an agreement to purchase certain assets of pHarlo, Indian River and pHarlo's marketing subsidiary, Coast to Coast Laboratories, LLC ("Coast to Coast"). If the transaction is consummated, the Company will acquire the rights to develop, in addition to the product groups previously noted, pre-harvest food processing and water treatment and will own the currently existing utility patents and/or patent applications for field of use specific applications of Pharlo technology.

         The Company is in the process of researching and developing applications for the use of the pHarlo technology for fishing boats, seafood farms, commercial and retail seafood processing, for which the Company believes its products will safely inhibit bacteria from the point of origin to final processing, and prolong shelf life. Tasker also expects to begin the product development process using the pHarlo technology for red meat, fruit and vegetables.

Distribution Channels

         Tasker sells its products through distributors, strategic intermediates (such as Wynn Starr Specialty Flavor LLC), and directly to commercial end-users. The choice of distribution channel will vary by product and will be decided by Company management according to its strategic objectives.

Competition

         The industries in which the Company will be marketing its products are characterized by intense competition. The Company's oral hygiene product is swallowed rather than expectorated like mouthwash. The mouthwash industry is a mature industry with several participants, many of which are divisions of large corporations, such as Listerine(R) (Pfizer), Scope(R) (Procter & Gamble), ACT(R) (Johnson & Johnson), Peroxyl(R) (Colgate), and Cepacol(R) (Combe). The Company's product, CloseCall(TM), is the world's first clinically proven anti-microbial oral hygiene breath drink. The Company believes it has a major advantage over its competition because of its use of pHarlo as a key ingredient, which is proven to effectively eliminate bad breath odors caused from eating, smoking and drinking. Unlike alternative products that contain super-mentholated chemicals or alcohol and temporarily kill germs and mask odor, CloseCall(TM) eliminates the odor and bacteria in the mouth and throat that cause the odor, for hours.

         Currently, there is no competition for bacterial inhibitors in the scalding process of poultry processors. The introduction of the Company's technology to this specific operation is presently considered a breakthrough in the endeavor to reduce pathogenic bacteria in poultry products. Since the Company intends to expand the use of its technology into the remaining operations of poultry processing - specifically, the eviscerating process and the chill process - it will encounter competition in the chill process from manufacturers of sodium hydrochloride. The Company believes that its product presents a healthier, yet more effective, alternative to the use of sodium hydrochloride, especially considering that the ingredients of pHarlo are all generally regarded as safe by the FDA for consumption. The poultry processing industry is a very large industry, which will attract other products designed to reduce or eliminate bacteria. The Company believes that the efficacy of its technology and its price competitiveness will enable it to achieve a gainful market share and effectively compete against existing and future competitive products in the poultry processing industry.

         The Company's license with pHarlo entitles it to develop and market products in other (post-harvest) food processing, pet products and for topical palliative for dermatological disorders. Competition in these markets is intense; however, the Company believes that its patented, unique technology will provide it with competitive advantages in its selected markets.

Raw Materials and Principal Suppliers

         The Company is entering into an exclusive license agreement (the "License Agreement") with pHarlo to use, sell, develop, market and distribute products using its proprietary, patented technology within certain fields of use. Pursuant to the License Agreement, the Company has agreed to make royalty payments to pHarlo based on product sales. In conjunction with the License Agreement, the Company entered into a Production Agreement with Indian River to manufacture and sell to the Company concentrates for the products licensed by pHarlo.

Dependence on Certain Customers

         Since the Company is in the development stages of the introduction of its products, it has not developed a sufficient revenue source to determine a dependence on any one group of customers for revenue.

Proprietary Protection

         pHarlo owns the base patents to the core technology upon which the Company's products are based (U.S. patent nos. 5,989,595 and 6,242,011). Additional, utility patent applications have been filed for:

         -  the pre-harvest and post-harvest treatment of plants and animals

         -  breath drink

         -  topical palliative for dermatological disorders

         -  hangover remedy and alcohol abatement

         -  antimicrobial processing aid and food additive

         -  antimicrobial wastewater treatment

         -  antimicrobial treatment for airborne contaminants on cooked food

         Currently, the Company does not own the rights to the base patents. At the time of this filing, the Company has entered into an agreement to purchase certain assets of pHarlo, Indian River and pHarlo's marketing subsidiary, Coast-to-Coast. Included in the assets to be purchased by the Company from these entities, if this transaction is consummated, are the utility patent applications listed above. The base patents will be assigned to a new entity in which Tasker will own 20% of the equity. This 20% equity stake will be issued to Tasker as a component of the transaction with pHarlo and Indian River Labs. Under the terms of the proposed acquisition, the Company will have exclusive rights in the following fields of use: pre-harvest and post-harvest food processing, oral care, skin care, pet products, hangover remedy, alcohol abatement and water treatment, as well as a right of first refusal to all new products outside of these fields of use developed by the new company holding the base patents. If and when the Company completes the proposed acquisition of certain assets of pHarlo Citrus Technologies, Indian River Labs and Coast to Coast, these volume priced payments and/or royalty payments to pHarlo and Indian River Labs will cease.

         In addition, the Company will execute an agreement with pHarlo for the supply of the base ingredients for the Company's products throughout the life of the base underlying patents. Upon the consummation of the proposed transaction, the Company will produce the base technology (pHarlo) for its own use in the acquired facilities from Indian River to ensure sufficient and uninterrupted supply of the product.

         The consideration payable to Sellers by Tasker in the transaction includes $2,178,000 in cash and the issuance by Tasker to the sellers of 19,670,000 shares of Tasker common stock. Tasker will not assume the $5,310,900 of tax liabilities of the selling parties as was previously disclosed and will not be entitled to receive comparable payments by the Seller for the exercise price of the options to purchase 19,670,000 shares of Tasker common stock that were replaced with shares. The 19,670,000 shares of Tasker common stock will be issued pursuant to the terms of restricted stock agreements providing for the lapse of restrictions over a two year period or earlier if certain revenue growth milestones are achieved or if other events occur, such as the departure from the Company of certain key executives. It is anticipated that approximately twenty percent of the common stock issued to the selling entities will be registered on Form S-2 so as to enable resales by the selling entities. In addition, Tasker has offered two-year contracts to each of IRL's, Coast to Coast's and pHarlo's employees at agreed upon salaries to ensure their continued participation in the combined company. Importantly, the completion of the transaction is subject to approval by Tasker's Board of Directors, completion of satisfactory due diligence by Tasker, and the negotiation of definitive transaction documents. Tasker began its business due diligence late in the fourth quarter of 2004 and legal due diligence has recently commenced.

Research and Development

         Research and development of new products using the pHarlo technology are continually under development. The Company's efforts in this area are focused on the product segments to which it currently has rights (post-harvest food, oral care, skin care and pet products). If the proposed transaction with pHarlo, Indian River and Coast-to-Coast is consummated, the Company's product range from which additional applications may be developed will be expanded to include pre-harvest food processing and water treatment. It is the Company's intention to develop and market any and all applications for this technology within its product ranges.

Number of Total Employees and Number of Full-time Employees

         At December 31, 2004, we had eight full-time employees, one of whom is in marketing, none of whom are in research and development and seven of whom are administrative and executive personnel. There is no collective bargaining agreement in place. As of this filing there are 31 full time employees, one of whom is in marketing, 3 of whom are research and development and 27 of whom are administrative and executive personnel.

Working Capital Requirements

         While Tasker's present staffing requirements are relatively small in comparison with other industries with similar present and future potential revenues, Tasker believes that it has sufficient capital to meet near term demands. Tasker's ability to successfully deliver product to the markets Tasker has targeted will rely heavily on its ability to produce sufficient quantities of product in a timely basis. To ensure adequate supply, the Company may inventory product for future delivery, which will require working capital. Because its products are the result of significant research and development and patented technological processes, the significant portion of the cost of the products have been absorbed by the Company or were (or will be) capitalized by the Company. In addition, the costs of making the end product using the

Company's patented processes are relative low. Consequently, the level of inventory necessary to support a significant level of revenue would require a disproportionately lower amount of working capital. As of December 31, 2004, Tasker has $14.4 million in net working capital and approximately $1.0 million of debt (excluding unamortized debt discounts). While the Company believes that it has sufficient working to support its operations, there can be no assurances that it will generate sufficient revenue to achieve profitability. Consequently, if the Company is not successful in generating profits and positive cash flow, it could deplete its working capital and be forced to seek additional capital through sources available to it.

                                  RISK FACTORS

                    RISKS RELATED TO OUR BUSINESS AND COMPANY

         We have limited experience in the marketing of our products and may not be aware of all the customs, practices and competitors in that industry. The consultants that we may retain may not have had sufficient experience to enable us to completely understand the characteristics of the industry. There can be no assurance that we will properly ascertain or assess any and all risks inherent in this industry.

         In addition, our success depends, in part, on our ability to continue marketing and distributing our products effectively. We may not be successful in entering into new marketing arrangements, whether engaging independent distributors or recruiting, training and retaining a larger internal marketing staff and sales force.

INTENSE COMPETITION COULD HARM OUR FINANCIAL PERFORMANCE AND THE VALUE OF YOUR INVESTMENT.

         There may be a number of companies, universities and research organizations actively engaged in research and development of technology that could be similar to our processes, which could result in the creation of competitors that may have substantially greater assets, technical staffs, established market shares, and greater financial and operating resources than we do. There is no assurance that we can successfully compete.

                           RISKS RELATED TO OUR STOCK

Future sales of our common stock may cause our stock price to decline.

         Our stock price may decline due to future sales of our shares or the perception that such sales may occur. If we issue additional shares of common stock in private financings under an exemption from the registration laws, then those shares will constitute "restricted shares" as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

          Some of our outstanding restricted shares of common stock are either eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock's market price to decline.

Our stock price can be extremely volatile.

         Our common stock is traded on the OTC Bulletin Board. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

We do not expect to pay dividends.

         We have not paid dividends since inception on our common stock, and we do not contemplate paying dividends in the foreseeable future on our common stock in order to use all of our earnings, if any, to finance expansion of our business plans.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

         Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

         The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

   o that a broker or dealer approve a person's account for transactions in penny stocks; and

   o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

            In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

   o obtain financial information and investment experience objectives of the person; and

   o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

   o sets forth the basis on which the broker or dealer made the suitability determination; and

   o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

         Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

         Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

AVAILABLE INFORMATION

         Tasker files annual, quarterly, and special reports, proxy statements, and other information with the Securities and Exchange Commission. The public may read and copy any documents the Company files at the Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. SEC filings are also available to the public from the SEC's Internet website at http://www.sec.gov.

         Tasker makes available free of charge on or through its Internet website at www.taskerproducts.com its annual reports on Form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Commission. In March 2005 Tasker implemented its Code of Business Conduct and Ethics, which is available on Tasker's Internet site at www.taskerproducts.com. The Code of Business Conduct and Ethics may be obtained, free of charge, by writing to the Secretary, Tasker Capital Corp., 100 Mill Plain Road, Danbury, CT 06811.

ITEM 2. DESCRIPTION OF PROPERTY

         At December 31, 2004, our principal executive offices are located at 100 Mill Plain Road, Danbury, CT 06811. Subject to the finalization of a proposed lease, the Company intends to relocate its headquarters on or around May 1, 2005 to Corporate Center, 39 Old Ridgebury Road, Danbury, CT 06817.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

         Our common stock is quoted on the OTC Bulletin Board under the symbol "TKER.OB".

         The following table sets forth, for the periods indicated, the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

--------------------------------------------------------------------------------
              Quarter Ended                            High           Low
--------------------------------------------------------------------------------
    First Quarter Ended March 31, 2003                 $1.25         $0.76
--------------------------------------------------------------------------------
    Second Quarter ended June 30, 2003                 $0.85         $0.23
--------------------------------------------------------------------------------
  Third Quarter ended September 30, 2003               $0.41         $0.15
--------------------------------------------------------------------------------
  Fourth Quarter ended December 31, 2003               $0.30         $0.10
--------------------------------------------------------------------------------
    First Quarter ended March 31, 2004                 $0.29         $0.09
--------------------------------------------------------------------------------
    Second Quarter ended June 30, 2004                 $0.51         $0.09
--------------------------------------------------------------------------------
  Third Quarter ended September 10, 2004               $0.54         $0.22
--------------------------------------------------------------------------------
  Fourth Quarter ended December 31, 2004               $2.89         $0.39
--------------------------------------------------------------------------------
    First Quarter ended March 31, 2005                 $4.93         $2.31
--------------------------------------------------------------------------------

         Our common shares are issued in registered form. Pacific Corporate Trust Company (10th Floor, 625 Howe Street, Vancouver, British Columbia, V6C 3B8 [telephone: (604) 689-9853, facsimile (604) 689-8144] is the registrar and transfer agent for our common shares.

         As of March 31, 2005, we had approximately 61.2 shares of common stock outstanding and approximately 80 stockholders of record.

Recent Unregistered Sales of Securities

         On December 29, 2004 the Company closed a transaction pursuant to a securities Purchase Agreement dated as of December 23, 2004 with several accredited investors pursuant to which those accredited investors purchased 9,406,250 shares of the Company's common stock for an aggregate purchase price of $15,050,000. Emerging Growth Equities LTD. as placement agent received a cash payment of 6 % and a warrant to purchase 562,500 shares exercisable at $2.00 per common share. The warrant is exercisable for three years. The aforementioned securities were issued by the Company pursuant to Rule 506 of regulation D as promulgated under the Securities Act of 1933, as amended, and/or Section 4(2) of the Act. A Form S-2/A was filed with the Securities and Exchange Commission on February 10, 2005 (file number 333-122383) to register these shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended December 31, 2004 and 2003, should be read in conjunction with the audited annual consolidated financial statements and the notes thereto.

         Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

         The Company incurred a net loss of approximately $6.1 million or $(0.26) per basic share for the year ended December 31, 2004 compared to a net loss of approximately $(607,000) or $(0.05) per basic share for the year ended December 31, 2003. As of December 31, 2004 the Company had a deficit accumulated during the development stage of approximately $7.8 million.

         The heightened loss incurred by the Company in 2004 reflects the costs of additional financing, personnel and consulting required to execute the Company's plans to develop products and related markets. Management expenses increased by approximately $731,000 reflecting the addition of senior management to oversee the oral care, food processing, cosmetic and pet product divisions. Professional fees increased by approximately $1,416,000 due to consultant fees associated with gaining regulatory approval for its poultry processing product; legal fees for intellectual property reviews and due diligence support in the Company's effort to acquire pHarlo, Indian River and Coast-to-Coast; additional product development and marketing costs of approximately $372,000 for marketing research, branding and promotion for its CloseCall(TM) roll-out. The Company also recognized an expense of $373,000 for stock based compensation as a result of "in the money" stock options issued to employees. Interest expense also increased to approximately $2,730,000 from approximately $113,000 in the previous year primarily as a result of the amortization of loan discounts from the convertible debentures issued by the Company during 2004 and notes payable in the amount of $2,520,000.

LIQUIDITY AND CAPITAL RESOURCES

Current Position

         The Company's net cash used in operating activities during the year ended December 31, 2004 was approximately $2.4 million. Cash used in investing activities during the year ended December 31, 2004 was approximately $530,000 representing two $100,000 loans to Pharlo Citrus Technologies on September 28, 2004 (exhibit 10.20) and November 12, 2004 (exhibit 10.21) and two $100,000 loans to Pharlo Citrus Properties Partnership LLLP on December 15, 2004 (exhibit 10.22) and 30 (exhibit 10.23), 2004, each loan representing working capital to the pHarlo group of companies to build out and fund their manufacturing facilities. The Company purchased various office equipment and vehicles totaling approximately $112,000.

         Cash provided from financing activities was approximately $17.1 million principally from the issuance of three private placements: April 30, 2004 (approximately $800,000), July 29, 2004 (approximately $1.3 million, net) and December 29, 2004 (approximately $13.9 million, net) and the subsequent redemption of warrants.

         As of December 31, 2004 the Company had approximately $14.2 in cash and cash equivalents, a current ratio of approximately 8-to-1, and a tangible book value of approximately $0.60 per share (based on basic outstanding shares as of year-end).

         As a result of being in violation of certain covenants of its Convertible Debentures, the Company has classified the entire remaining principal balance as a current liability and has amortized the debt discount associated with the remaining principal balance.

Future Operations

         The Company intends to further develop applications using the pHarlo technology in the food processing, skin care, water purification and pet care industries. It also will consider other unique technologies for which it can develop products and markets. In February 2005 the Company formed five wholly owned subsidiaries for each respective product line and one for its manufacturing operations. Although the Company's objective is to develop and cultivate markets for each product with the goal of generating net profits, its current structure supports other potential alternatives that could result in the achievement of additional value from its product lines for its shareholder base. The Company intends to take into consideration any and all strategies that will maximize shareholder value.

The Company has entered into various license, consultant, and employment agreements throughout the year. Approximate future minimum annual contractual obligations under these agreements including agreements executed in 2005, is as follows:

                               2005        2006        2007        2008        2009
                             ---------   ---------   ---------   ---------   ---------
License agreements             614,000   4,664,000   4,826,000   4,995,000   5,170,000
Consulting agreements           84,000      24,000      22,000
Employment agreements        1,020,000   1,020,000     969,000
Notes Payable Shareholders                             525,000

Convertible Debentures                                 411,000
                             ---------   ---------   ---------   ---------   ---------

Total                        1,718,000   5,708,000   6,753,000   4,995,000   5,170,000
                             =========   =========   =========   =========   =========


APPLICATION OF CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved are critical to an understanding of our financial statements.

      Critical Accounting policies include those related to our stock based compensation, convertible debentures and development stage status.

ITEM 7.  FINANCIAL STATEMENTS

         Our   consolidated   financial   statements   are  included   beginning
immediately following the signature page to this report on pages F-1 through F-19.

At December 31, 2004 the Company is in violation of certain covenants related to its loan obligations dated April 30, 2004 and July 22, 2004. As a result of the covenant violations the Company has accrued interest & fees payable in the amounts of approximately $44,000 and $26,000, respectively. The Company anticipates paying the total interest due to the debenture holders within the next thirty days. See note 6 of footnotes to financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 10, 2005, Tasker Capital Corp. (the "Company") received written notice from Morgan and Company, Chartered Accountants that Morgan and Company had resigned as the Company's principal independent accountant to audit the Company's financial statements because the Company no longer has Canadian assets. Morgan and Company's independent auditors' report on the financial statements for the fiscal years ended December 31, 2003 and 2002 stated that the Company's recurring losses and net cash outflows from operations since its inception raised substantial doubt about the Company's ability to continue as a going concern.

         In connection with the audits of the Company's financial statements for the fiscal years ended December 31, 2003 and 2002, and in subsequent interim periods through the date of the former accountant's resignation, there were no disagreements with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         Tasker Capital Corp. engaged Rothstein, Kass & Company, P.C. as its independent registered public accounting firm effective March 15, 2005. Rothstein, Kass & Company, P.C. audited the Company's financial statements for the fiscal year ended December 31, 2004. The Company's Board of Directors approved the decision to engage Rothstein, Kass & Company, P.C. Prior to the Company engaging Rothstein, Kass & Company, P.C. as the Company's independent registered public accounting firm, the Company did not consult with or obtain oral or written advice from Rothstein, Kass & Company, P.C.. The Company previously reported the resignation of its principal independent accountant in a Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 23, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2004, the Company's independent registered public accounting firm advised the Board of Directors and management of certain internal control deficiencies that they considered being, in the aggregate, a material weakness. A material weakness is a significant deficiency or a combination of significant deficiencies that results in a more-than-remote likelihood that a misstatement of the Company's annual or interim financial statements will not be prevented or detected. A significant deficiency is an internal control deficiency or combination of deficiencies that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles.

The material weakness identified relates to limitations in the capacity of the Company's accounting resources to identify and react in a timely manner to non-routine and complex business transactions. In 2004, a lack of experienced personnel in the Company's accounting function and multiple transitions of responsibilities over the Company's accounting function, among other reasons, resulted in untimely identification and resolution of (i) accounting matters related to certain equity transactions and (ii) the accounting for the Company's debt financing. All of these resulted in significant audit adjustments to the consolidated financial statements before issuance. In order to remediate these internal control deficiencies, the Company has (i) hired additional accounting resources to supplement the internal accounting staff (including a new Chief Financial Officer on January 3, 2005 and Corporate Controller on March 21,
2005), (ii) hired another independent registered public accounting firm to assist the Company in certain complex matters and (iii) implemented internal controls and procedures to strengthen areas of concern to the new financial management team.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Robert P. Appleby and Chief Financial Officer, Robert D. Jenkins. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls ard procedures are ineffective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. The Company has already instituted, and will continue to implement, corrective actions with respect to the material weakness, as described above. The Company believes that the actions it has taken to date in that regard, when taken as a whole, have mitigated the material weakness and other deficiencies with respect to the preparation of this Annual Report on Form 10-KSB such that the information required to be disclosed in this Form 10-KSB has been recorded, processed, summarized and reported correctly.

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

ITEM 8B. OTHER INFORMATION.

         On January 10, 2004 the prior management of the Company entered into a Consulting agreement with Thomas Brazil to provide advisory services with respect to global strategic planning in connection with the marketing and sale of the Company's products. Under the terms of the agreement, the Company issued Mr. Brazil 250,000 shares of the Company's common stock (Exhibit 10.24).

         On January 20, 2004 the prior management of the Company entered into a Consulting agreement with Stuart McPherson to provide advisory services with respect to conducting market research in Canadian markets in connection with the marketing and sale of the Company's products. Under the terms of the agreement, the Company issued Mr. McPherson 1,150,000 shares of the Company's common stock. The agreement terminated on September 30, 2004 (Exhibit 10.25).

         During May 2004, the Company entered into an agreement with Arthur Bergeron to provide professional consulting services to the Company including without limitation, bookkeeping, accounting and tax services. Under the terms of the agreement, the Company shall pay Mr. Bergeron $5,000 per month. However, payment of compensation shall be deferred until the time at which cash flow is realized from sales of consumable products equal to or in excess of $100,000 per month, at which time all deferred compensation shall be paid. The agreement may terminate at any time, by either party, upon written notice (Exhibit 10.26).

         During August 2004, the Company entered into an agreement with Wall Street Investor Relations to provide counsel and assistance in implementing the Company's investor relations program. Under the terms of the agreement, the Company shall pay a monthly consulting fee of $10,000. The agreement covers a three month period and will automatically renew at the end of each period unless otherwise advised in writing, by either party. (Exhibit 10.27).

On December 7, 2004, the Company entered into an agreement to purchase exclusive rights of first refusal to applications of the pHarlo technology from Richard J. Kirby, a developer who had previous purchased the rights on July 19, 2002. Under the terms of the consulting agreement, Mr. Kirby assigned and granted all his rights, titles and interests in his license agreements with pHarlo to Tasker for which Tasker agree to pay Mr. Kirby one half of one percent (0.5%) of net revenues, generated from products using the pHarlo technology, in an amount not to exceed $400,000 in any one calendar year. The agreement continues until the termination of or expiration of pHarlo Citrus' patent to the licensed technology (Exhibit 10.28).

         On December 27, 2004 the Company entered into an agreement with Avanti HR Placement & Consulting, Inc. to provide various human resource functions, including the recruitment of personnel and development of policies and procedures. Under the terms of the agreement, the Company shall pay a minimum of $2,000 per month. The Company also issued 50,000 stock options vesting over 2 years at an exercise price of $2.01. The agreement terminates on November 30, 2006 (Exhibit 10.29).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions held by Directors, Executive Officers and Significant Employees of our Company as of April 15, 2005.

------------------------------------------------------------------------------------------------------------------
Name                            Position Held with Our Company          Age                Date First
                                                                                      Elected or Appointed
------------------------------------------------------------------------------------------------------------------
                                         Directors & Executive Officers
------------------------------------------------------------------------------------------------------------------
Robert P. Appleby         Director, President, Chief Executive          51               April 1, 2004
                          Officer
------------------------------------------------------------------------------------------------------------------
James Burns               Director, Chief Operating Officer &           50               April 1, 2004
                          Executive Vice President
------------------------------------------------------------------------------------------------------------------
Robert D. Jenkins         Chief Financial Officer, Secretary &          53              January 3, 2005
                          Treasurer
------------------------------------------------------------------------------------------------------------------
Gordon Davis              Director                                      60               April 1, 2004
------------------------------------------------------------------------------------------------------------------
Steve Zavagli             Director                                      56              January 18, 2005
------------------------------------------------------------------------------------------------------------------
                                              Significant Employees
------------------------------------------------------------------------------------------------------------------
Barbara Longchamp         Vice President Marketing                      49                May 1, 2004
------------------------------------------------------------------------------------------------------------------
Dennis Smithyman          Vice President Food Technology                53              November 1, 2004
------------------------------------------------------------------------------------------------------------------
James Collins             Vice President Supply Chain                   52              December 1, 2004
------------------------------------------------------------------------------------------------------------------
Richard Weiner            Vice President Sales                          40               March 28, 2005
------------------------------------------------------------------------------------------------------------------
Esther Dong               Director of New Product Development           35              December 2, 2004
------------------------- ------------------------------------------- -------- -----------------------------------

         The directors of our Company are elected at each annual general meeting and hold office until the next annual general meeting or until their successors are appointed.

         On February 9, 2004 Mr. Bergeron resigned as the Company's President and Chief Executive Officer to facilitate the appointment of Robert P. Appleby to serve in these positions as well as the Company's acting Chief Financial Officer.

Business Experience

         The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

         Robert P. Appleby - President and Chief Executive Officer - Hired on December 8, 2003 as the Company's Vice President of Sales and Marketing, Mr. Appleby was promoted to the Company's President and Chief Executive Officer on April 1, 2004. Mr. Appleby has over 20 years executive experience in the beverage industry developing marketing, distribution and control brand strategies for companies including Philip Morris Companies, New Orleans Coca-Cola Bottling, RJR Nabisco, Cadbury Schweppes and Daymon Associates

         James Burns - Executive Vice President and Chief Operating Officer - Joined the Company on March 9, 2004 as Vice President Sales & Marketing. On April 1, 2004 he became Executive Vice President and a member of the Board of Directors and on September 1, 2004 he was appointed Chief Operating Officer. Mr. Burns' career began with Olin Corporation 25 years ago as a sales executive and was quickly promoted to National Account Manager. He then was appointed Director Sales, Marketing and Product development at Hunt Imaging, a division of Olin. Prior to joining the Company, Mr. Burns was both President and Principal in Water & Ice, a highly successful small business specializing in developing turn-key retailer brand programs in the breath mint and confection categories.
Education: Hawthorne College 1976.

         Gordon Davis - Director - Joined the Company's board on April 1, 2004. Mr. Davis is a corporate officer and Executive Vice President of Polar Beverages Inc., one of the largest independent soft drink bottlers in the country. Gordon also serves as a consultant to many of the nation's leading retailers and is a principal in Classical Imports, one of the fastest growing wine importing companies in the country.

         Steven Zavagli - Director - Mr. Zavagli joined the Company's Board of Directors on January 18, 2005. With 17 years prior experience with Beatrice Foods and International Flavors and Fragrances, he founded Wynn Starr Food, which, in 1992 evolved into Wynn Starr Flavors, a creator and manufacturer of flavoring and other ingredient technologies. For the past 16 years Mr. Zavagli has been Chairman and Chief Executive Officer overseeing the complete operation of manufacturing, research and development, sales, marketing and quality assurance of his $425 million business. Education: BS Organic Chemistry-University Illinois.

         Robert D. Jenkins - Chief Financial Officer - Initially hired as a financial consultant in November 2004, Mr. Jenkins became the Company's Chief Financial Officer, Treasurer and Secretary on January 3, 2005. Mr. Jenkins' financial background spans almost 30 years and includes 17 years as the Vice
President of Finance and Administration for the International division of Cadbury Schweppes; three years as International Vice President Finance & Administration for Snapple Beverage Corp. and most recently as Chief Financial Officer for a group of fine dining restaurants in NYC. Education: BS University Arizona 1973; MBA University Tennessee 1975.

         Barbara B. Longchamp - Vice President of Marketing - Ms. Longchamp joined Tasker in May 2004 as Vice President Marketing. With over 25 years of extensive experience managing multiple dynamic consumer packaged goods categories through all distribution channels. She spent the majority of her career at Lipton/Unilever and Borden, where she held progressive sales and marketing management positions including Vice President, Marketing at Borden. Ms. Longchamp came to Tasker Capital from Daymon Worldwide where she was a sales director and team leader at the $8 billion dollar global sales and marketing company. Education: BS Seton Hall University-1978.

         Dennis Smithyman - Vice President of Food Technology - In October 2004, Mr. Smithyman joined the Company. Mr. Smithyman has over 25 years of food industry and general business development experience principally with The BOC Group, a $7 Billion global industrial gases company, holding such positions as VP, Global Food Markets and VP, Food Ventures. Previous to BOC, Dennis was both a Manager and Director of Finance with PepsiCo International. Education: BS Chemical Engineering, Northwestern University 1975; MBA, Kellogg School of Management, Northwestern University, 1977.

         James Collins - Vice President Supply Chain - Mr. Collins joined the Company in December 2004. Mr. Collins has 30-years of extensive experience in supply chain management, logistics, procurement, manufacturing operations, and information technology. He spent 18 years at General Electric Company, encompassing several businesses including: Motors, Industrial Controls, Engineered Cast Products, Power Generation, and Aircraft Engines. More recently, Mr. Collins served as the senior director of supply chain management and managing director of global logistics for Daymon Worldwide, where he created new services in the area of transportation, warehousing, freight consolidation, import/export, and demand planning. He also led the IT systems development, electronic commerce, e-Business, and business intelligence organizations.
Education: BS Manufacturing Engineering, University of Bridgeport 1974.

         Richard Weiner - Vice President Sales - Mr. Weiner joined the Company in March 2005. Mr. Weiner's background in retail and consumer products sales spans over 20 years, including 15 years as owner/operator of a chain of retail apparel stores in New York City, where he forged alliances with national and international manufacturers. Prior to joining the Company, Mr. Weiner was in charge of national accounts for Cody-Kramer Imports, a private label confectionary company, where he opened and maintained accounts with many nationally known retailers and corporations. Education: BS, Business Administration, State University of New York at Oswego, 1981.

         Esther Dong - Director of New Product Development - Joined the Company in December 2004 responsible for the Company's pet care and cosmetic products. Prior to joining the Company Ms. Dong was the global marketing manager for L'Oreal USA's Redken 5th Avenue styling line, responsible for product development and marketing. Prior to this she worked for Givaudan Fragrances Corp as a member of the Global Leadership Program focusing on innovation management, e-commerce marketing and new product development. Education: MBA-MIT Sloan School of Management-2000; MS Engineering and Applied Science-Yale University 1994; BS Chemical Engineering Tsinghua University in Beijing, China-1992.

Family Relationships

         There are no family relationships between any of our Company's directors or executive officers.

Involvement In Certain Legal Proceedings

         None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

         1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

         3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CODE OF ETHICS

         Effective March 2005, our Company's board of directors adopted a Code of Business Conduct and Ethics and Compliance Program that applies to, among other persons, our Company's President and Chief Executive Officer (being our principal executive officer), our Company's Chief Financial Officer (being our principal financial and accounting officer, as well as persons performing similar functions (exhibit 14.1). As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

         (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

         (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

         (3)      compliance  with  applicable   governmental  laws,  rules  and
                  regulations;

         (4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

         (5) accountability for adherence to the Code of Business Conduct and Ethics.

         Our Code of Business Conduct and Ethics requires, among other things, that all of our Company's personnel shall be accorded full access to our Chief Financial Officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our Company's personnel are to be accorded full access to our Company's Audit Committee if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by the Chief Financial Officer or by any person who would be considered an "insider" for the purposes of our Company's Insider Trading Compliance Policy by virtue of such person's relationship to the Chief Financial Officer.

         In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our Company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our Company's Chief Financial Officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the Chief Financial Officer, the incident must be reported to any member of our Company's Audit Committee. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our Company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Company's Code of Business Conduct and Ethics by another.

         To our knowledge, based soley on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2004, its officers, directors and 10% shareholders complied with all section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

         Particulars of compensation awarded to, earned by or paid to:

         (a)      our Company's chief executive officer (the "CEO");

         (b) each of our Company's four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; and

         (c) any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the most recently completed fiscal year;

===================================================================================================================================
SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                   Annual Compensation                            Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Awards                     Payouts
-----------------------------------------------------------------------------------------------------------------------------------
(a)                       (b)      (c)              (d)            (e)             (f)          (g)           (h)       (i)
Name and Principal        Year     Salary($)        Bonus ($)      Other  Annual   Restricted   Securities    LTIP      All Other
Position                                                           Compensation(1) Stock        Underlying    Payouts   Compensation
                                                                   ($)             Award(s)     Options/      ($)       ($)
                                                                                   ($)          SARs (#)
-----------------------------------------------------------------------------------------------------------------------------------
Robert Appleby            2004        $ 121,000     $     -0-       $ 10,666        $  -0-      3,000,000                $  -0-
President & CEO           2003        $   8,000     $     -0-       $    -0-        $  -0-                               $  -0-
-----------------------------------------------------------------------------------------------------------------------------------
James Burns               2004        $ 121,000     $     -0-       $  2,819        $  -0-      3,000,000                $ 16,500
Exec. VP & COO
-----------------------------------------------------------------------------------------------------------------------------------
Arthur P.  Bergeron       2004       $   30,850     $     -0-       $    -0-        $  -0-         -0-                   $   -0-
CFO, Treasurer            2003       $   39,040     $     -0-       $    -0-        $  -0-       500,000                 $   -0-
===================================================================================================================================

(1) Appleby-Auto $4,131, Life Insurance $6,535; Burns-Auto $981, Life Insurance $ 1,838

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

         The following table sets forth for each of the Named Executive Officers regarding certain information concerning stock options granted to them during fiscal 2004. Our Company has never issued stock appreciation rights. Our Company grants options that generally vest immediately at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the OTC Bulletin Board. The term of each option granted ranges from five to ten years from the date of grant. Options may terminate before their expiration dates if the optionee's status as an employee is terminated or upon the optionee's death or disability.

==================================================================================================
Name                   Number of  Securities    % of Total          Exercise    Expiration Date
                       Underlying   Options/    Options/ SARs       Price
                       SARs Granted (#)         Granted to          ($/Share)
                                                Employees in
                                                Fiscal Year
==================================================================================================
Robert Appleby               3,000,000                 100 %           $ 0.25       Note 1
--------------------------------------------------------------------------------------------------
James Burns                  3,000,000                 100 %           $ 0.25       Note 2
--------------------------------------------------------------------------------------------------
Arthur Bergeron                  0                       0                0          N/A
--------------------------------------------------------------------------------------------------
Steve Zavagli                 500,000                  100 %           $ 2.05   Dec. 16, 2014
--------------------------------------------------------------------------------------------------
Gordon Davis                 1,000,000                 100 %           $ 0.25   May 31, 2014
--------------------------------------------------------------------------------------------------
Barbara Longchamp            1,000,000                 100 %           $ 0.25   May 31, 2014
--------------------------------------------------------------------------------------------------
Dennis Smithyman             1,000,000                 100 %           $ 0.67   Oct. 31, 2014
--------------------------------------------------------------------------------------------------
Robert D. Jenkins            1,000,000                 100 %           $ 1.45   Nov. 14, 2014
--------------------------------------------------------------------------------------------------
James Collins                1,000,000                 100 %           $ 1.45   Nov. 14, 2014
--------------------------------------------------------------------------------------------------
Esther Dong                   400,000                  100 %           $ 1.75   Nov. 22, 2014
==================================================================================================

         Note 1: 1,000,000 expire on April 14, 2014; 1,000,000 expire on May 10,
2014 and 1,000,000 expire on August 25, 2014.

         Note 2: 1,000,000 expire on April 14, 2014; 1,000,000 expire on May 10,
2014, and 1,000,000 expire on August 25, 2014.

         On April 5, 2004 the Company entered into an Employee Non-Statutory Stock Option Agreement with Robert Appleby for him to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per shares subject to certain vesting provisions (Exhibit 10.1).

         On April 5, 2004 the Company entered into an Employee Non-Statutory Stock Option Agreement with James Burns for him to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per shares per shares subject to certain vesting provisions (Exhibit 10.2).

         On May 11, 2004 the Company entered into a Non-qualified Stock Option Grant Agreement with Robert Appleby for him to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per share. Vesting of all shares is immediate (Exhibit 10.3)

         On May 11, 2004 the Company entered into a Non-qualified Stock Option Grant Agreement with James Burns for him to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per share. Vesting of all shares is immediate (Exhibit 10.4).

         On May 31, 2004 the Company entered into an Employee Non-Statutory Stock Option Agreement with Barbara Longchamp for her to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per shares subject to certain vesting provisions (Exhibit 10.5).

         On May 31, 2004 the Company entered into an Employee Non-Statutory Stock Option Agreement with Gordon Davis for him to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per shares subject to certain vesting provisions (Exhibit 10.6).

         On August 25, 2004 the Company entered into an Employee Non-Statutory Stock Option Agreement with Robert Appleby for him to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per shares. Vesting of all shares is immediate (Exhibit 10.7).

         On August 25, 2004 the Company entered into an Employee Non-Statutory Stock Option Agreement with James Burns for him to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per shares. Vesting of all shares is immediate (Exhibit 10.8).

         On November 1, 2004 the Company entered into an Employee Non-Statutory Stock Option Agreement with Dennis Smithyman for him to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.67 per shares subject to certain vesting provisions.

         On November 15, 2004 the Company entered into an Employee Non-Statutory Stock Option Agreement with James Collins for him to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $1.45 per shares subject to certain vesting provisions.

         On November 15, 2004 the Company entered into an Employee Non-Statutory Stock Option Agreement with Robert D. Jenkins for him to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $1.45 per shares subject to certain vesting provisions.

         On November 23, 2004 the Company entered into an Employee Non-Statutory Stock Option Agreement with Esther Dong for her to purchase up to 400,000 shares of the Company's common stock at an exercise price of $1.75 per shares subject to certain vesting provisions.

         On December 17, 2004 the Company entered into an Employee Non-Statutory Stock Option Agreement with Steve Zavagli for him to purchase up to 500,000 shares of the Company's common stock at an exercise price of $2.05 per shares subject to certain vesting provisions.

         The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2004. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2004 and the exercise price of the individual's options. No Named Executive Officer exercised options during fiscal 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES-NA

==========================================================================================================================
Name                    Shares          Aggregate     Number of Securities Underlying    Value       of       Unexercised
                        Acquired    on  Value         Unexercised Options/SARs at        In-the-Money   Options/SARs   at
                        Exercise (#)    Realized ($)  FY-End (#)                         FY-end ($)
                                                      Exercisable / Unexercisable        Exercisable / Unexercisable
--------------------------------------------------------------------------------------------------------------------------
                                                      Exercisable     Unexercisable      Exercisable       Unexercisable
--------------------------------------------------------------------------------------------------------------------------
 Robert P. Appleby      --              --               2,333,333         666,667          $ 6,066,666      $ 1,733,334

 James Burns            --              --               2,277,778         722,222          $ 5,922,223      $ 1,877,777

 Barbara Longchamp      --              --                333,333          666,667           $ 866,666       $ 1,733,334

 Dennis Smithyman       --              --                333,333          666,667           $ 866,666       $ 1,733,334

 James Collins          --              --                333,333          666,667           $ 866,666       $ 1,733,334

 Robert D. Jenkins      --              --                  -0-           1,000,000            $ -0-         $ 2,600,000

 Arthur Bergeron        --              --               2,000,000           -0-            $ 5,200,000         $ -0-

 Steve Zavagli          --              --                166,667          333,333           $ 433,334        $ 866,668

 Gordon Davis           --              --                333,333          666,667           $ 866,666       $ 1,733,334
==========================================================================================================================

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

         In December 2003, the Company hired Robert P. Appleby as Vice-President of Sales and Marketing. In February 2004, the Company promoted Mr. Appleby to President and Chief Executive Officer. On April 4, 2004 Mr. Appleby was appointed a Director of the Company. In January 2005 the Company entered into a three year employment agreement with Mr. Appleby to serve as the Company's Chief Executive Officer. Under the terms of this agreement Mr. Appleby will (a) earn a base salary of $25,000 per month, modified annually, and increased to $27,083 per month after certain Company growth objectives are met, and (b) receive a bonus determined by five percent (5%) of the Company's annual operating earnings, and (c) be eligible to participate in the Company's Management Incentive Program, and (d) was granted in August 2004, a non-qualified stock option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per share, subject to certain vesting provisions, and
(e) and other benefits (Exhibit 10.9).

         In February 2004, the Company hired James Burns as Vice President of Sales and Marketing. On April 4, 2004, Mr. Burns was appointed a Director of the Company. In January 2005 the Company entered into a three year employment agreement with Mr. Burns to serve as the Company's Chief Operating Officer. Under the terms of this agreement Mr. Burns will (a) earn a base salary of $25,000 per month, modified annually, and increased to $27,083 per month after certain Company growth objectives are met, and (b) receive a bonus determined by five percent (5%) of the Company's annual operating earnings, and (c) be eligible to participate in the Company's Management Incentive Program, and (d) was granted in August 2004, a non-qualified stock option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per share, subject to certain vesting provisions, and (e) and other benefits (Exhibit 10.10).

         In November 2004, the Company entered into a three year employment agreement with Dennis Smithyman to (a) employee Mr. Smithyman as its Vice President of Food Technology and (b) pay Mr. Smithyman a base salary of $10,000 per month, modified annually and increased to $12,500 per month after the Company achieves a certain level of annual sales, and (c) permit Mr. Smithyman to be eligible to participate in the Company's Management Incentive Program, and
(d) grant a non-qualified stock option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.67 per share, subject to certain vesting provisions, and (e) and other benefits (Exhibit 10.11).

         In November 2004, the Company entered into a three year employment agreement with James Collins to (a) employ Mr. Collins as its Vice President Supply Chain and (b) pay Mr. Collins a base salary of $12,500 per month, modified annually and increased to $16,667 per month after the Company achieves a certain level of annual sales, and (c) permit Mr. Collin to be eligible to participate in the Company's Management Incentive Program, and (d) grant a non-qualified stock option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $1.45 per share, subject to certain vesting provisions, and (e) and other benefits Exhibit 10.12).

         In November 2004, the Company entered into a three year employment agreement with Robert D. Jenkins to (a) provide financial and administrative consultant services to the Company for the period November 15-December 31, 2004, inclusive, after which, Mr. Jenkins would become the Company's Chief Financial Officer. Under the terms of this agreement Mr. Jenkins was (a) paid $18,750 as a consultant in the form of a sign on bonus, and (b) earn a base salary of $12,500 per month, modified annually and increased to $16,667 per month after the Company achieves a certain level of annual sales, and (c) to be eligible to participate in the Company's Management Incentive Program, and (d) was granted a non-qualified stock option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $1.45 per share, subject to certain vesting provisions, and (e) and other benefits (Exhibit 10.13).

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

         Directors  and  executive   officers  receive,   on  an  annual  basis,
non-qualified stock options to purchase shares of our common stock as awarded by our Board of Directors in consultation with the compensation committee.

         Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than James Burns, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

         There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

         To date, we have granted to directors, officers, employees and consultants non-qualified stock options to purchase shares of our common stock subject to and in accordance with the prevailing policies of the stock exchange on which our shares were then listed. Options are granted based on the assessment by our Board of Directors and/or compensation committee of the optionee's past and present contribution to the success of our company. These options are not transferable and are exercisable from the date granted until the earliest of (i) such number of years (up to ten years) from the date of the grant, or (ii) such number of days following the death of the optionee as is specified in each optionee's option agreement.

         Other than the management agreements, the advisory agreements and the non-qualified stock options discussed herein, we presently have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

         The authorized capital of our Company consists of: 300,000,000 Common Shares-Par Value $0.001.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

         The following table sets forth, as of March 31, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

--------------------------------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner                    Amount and Nature of                  Percentage
                                                        Beneficial Ownership                  of Class(1)
--------------------------------------------------------------------------------------------------------------------
London Family Trust                                          5,380,000                           8.80%
--------------------------------------------------------------------------------------------------------------------
Fred Knoll                                                   6,866,000                          11.23%
--------------------------------------------------------------------------------------------------------------------
Robert Appleby                                               2,333,333                           3.68%
--------------------------------------------------------------------------------------------------------------------
James Burns                                                  2,277,778                           3.59%
--------------------------------------------------------------------------------------------------------------------
Robert D. Jenkins                                                -0-                                0%
--------------------------------------------------------------------------------------------------------------------
Steve Zavagli                                                  166,667                           0.27%
--------------------------------------------------------------------------------------------------------------------
Gordon Davis                                                   333,333                           0.54%
--------------------------------------------------------------------------------------------------------------------

* Represents less than 1% of our Company's outstanding stock

(1) Based on 61,157,162 shares of common stock issued and outstanding as of March 31, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

         We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of Tasker, other than the conversion of our outstanding convertible debentures in certain circumstances and employment agreements and employment letters.

Equity Compensation Plan Information

            The following table provides certain information with respect to all of our Company's equity compensation plans in effect as of December 31, 2004

--------------------------------------------------------------------------------------------------------------------
Plan Category             Number of securities to be        Weighted average          Number of securities
                          issued upon exercise of           exercise price of         remaining available
                          outstanding options, warrants     outstanding options,      for future issuance
                          and rights                        warrants and rights
--------------------------------------------------------------------------------------------------------------------
Equity compensation             --                                --                        --
plans approved by
stockholders
--------------------------------------------------------------------------------------------------------------------
Equity compensation             --                                --                        --
plans not approved by
stockholders (1)
--------------------------------------------------------------------------------------------------------------------
Total                           --                                --                        --
--------------------------------------------------------------------------------------------------------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

         The promoters of our Company are our directors and officers.

ITEM 13. EXHIBITS

(a) The following documents are filed as part of this report:

(b) Exhibits. See "Exhibit Index".

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2004 and 2003, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during those fiscal years were approximately $93,215 and $12,000 respectively.

         Tax Fees. The Company incurred fees to auditors of $ -0- and $ -0- for tax compliance matters during the fiscal years ended December 31 2004 and 2003, respectively.

         All Other Fees. The aggregate fees billed by our auditors, for other non-audit professional services, other than those services listed above, totaled $ -0- and $ -0-.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TASKER CAPITAL CORP.

                                             By: /s/ Robert Appleby
                                                 ----------------------
                                                 Robert Appleby
                                                 President, Chief Executive
                                                 Officer and Director

Date: April 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

By: /s/ Robert Appleby
    ---------------------------------------------
    Robert Appleby, President, Chief
    Executive Officer (Principal Executive Officer)
    and Director

By: /s/ Robert D. Jenkins
    ---------------------------------------------
    Robert D. Jenkins, Chief Financial
    Officer (Principal Executive Officer)

By: /s/ Robert D. Jenkins
    ---------------------------------------------
    Robert D. Jenkins
    (Principal Accounting Officer)

By: /s/ James Burns
    ---------------------------------------------
    James Burns, Chief Operating
    Officer and Executive Vice President
    and Director

By: /s/ Gordon Davis
    ---------------------------------------------
    Gordon Davis, Director

By: /s/ Steven Zavagli
    ---------------------------------------------
    Steven Zavagli, Director

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tasker Capital Corp.

We have audited the accompanying consolidated balance sheet of Tasker Capital Corp. and Subsidiary (a development stage company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tasker Capital Corp. and Subsidiary (a development stage company) as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                             /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 31, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Tasker Capital Corp.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Tasker Capital Corp. (a development stage company) as at December 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period from inception, May 13, 1996, to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003 and for the period from inception, May 13, 1996, to December 31, 2003, in conformity with United States generally accepted accounting principles.

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

                                                          /s/ Morgan and Company

Vancouver, Canada
March 24, 2004

                      TASKER CAPITAL CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2004

ASSETS
Current assets:
      Cash and cash equivalents                                        $ 14,225,305
      Notes receivable                                                      575,961
      Inventories                                                            99,798
      Prepaid expenses                                                      442,332
      Prepaid commissions                                                   125,000
      Prepaid royalties                                                   1,000,000
                                                                       ------------
      Total current assets                                               16,468,396

Property and equipment, net                                                 101,377
Deposit, net                                                                 17,232
License, net                                                                179,862
                                                                       ------------
                                                                       $ 16,766,867
                                                                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Convertible debentures                                           $    436,980
      Accounts payable                                                      148,651
      Accrued royalties                                                     930,000
      Other accrued liabilities                                             548,946
                                                                       ------------

      Total current liabilities                                           2,064,577
                                                                       ------------

Notes payable - shareholders                                                458,652
                                                                       ------------

Stockholders' equity:
      Common stock, $0.001 par value; authorized 300,000,000 shares;
      issued and outstanding 48,863,740                                      48,864
      Additional paid-in capital                                          8,115,298
      Common stock subscribed                                            13,876,745
      Deficit accumulated during the development stage                   (7,797,269)
                                                                       ------------

      Total stockholders' equity                                         14,243,638
                                                                       ------------

                                                                       $ 16,766,867
                                                                       ============

                      TASKER CAPITAL CORP. AND SUBSIDIARY
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 YEARS ENDED DECEMBER 31,       INCEPTION
                                               ----------------------------   May 13, 1996 TO
                                                   2004            2003      December 31, 2004
                                               ------------    ------------  -----------------
Revenues                                       $       --      $       --      $       --
                                               ------------    ------------    ------------

Expenses

    Management expenses                             836,895         106,261       1,090,558
    Office related costs                             79,239          44,527         179,891
    Professional and Consulting fees              1,503,043          86,644       1,769,722
    Stock Based Compensation                        373,000                         931,935
    Product Development expenses                    199,665                         199,665
    Marketing costs                                 245,992          73,839         329,550
    Filing and Stock transfer fees                   67,680         175,807         266,208
    Depreciation and Amortization                    28,848          13,638          42,486
    Miscellaneous expenses                           33,133                         160,141
                                               ------------    ------------    ------------

Total Expenses                                    3,367,495         500,716       4,970,155
                                               ------------    ------------    ------------

Loss From Operations                             (3,367,495)       (500,716)     (4,970,155)
                                               ------------    ------------    ------------

    Other Income (Expenses):
      Interest expense                           (2,729,890)       (113,252)     (2,865,491)
      Other                                          25,770           6,888          38,377
                                               ------------    ------------    ------------

Total Other Expense, net                         (2,704,120)       (106,364)     (2,827,114)
                                               ------------    ------------    ------------


Net Loss                                       $ (6,071,615)   $   (607,080)   $ (7,797,269)
                                               ============    ============    ============


Net Loss Per Common Share, basic and diluted   $      (0.26)   $      (0.05)   $      (0.65)
                                               ============    ============    ============


Weighted Average Common Shares Outstanding,
basic and dilute                                 23,597,000      13,003,000      12,053,000
                                               ============    ============    ============

                      TASKER CAPITAL CORP. AND SUBSIDIARY
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,      INCEPTION
                                                              ----------------------------   May 13, 1996 TO
                                                                  2004           2003       December 31, 2004
                                                              ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                 $ (6,071,615)   $   (607,080)   $ (7,797,269)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                  28,848          13,638          42,486
     Noncash interest                                            2,661,210          78,636       2,747,195
     Stock based compensation                                      373,000                         931,935
     Common stock, warrants and options for services               685,514                         685,514
     Changes in operating assets and liabilities:
         Inventories                                               (99,798)                        (99,798)
         Prepaid expenses                                         (382,191)        (60,140)       (442,332)
         Prepaid commissions                                      (125,000)                       (125,000)
         Prepaid royalties                                          65,000          (5,000)
         Accounts payable                                           62,755          54,223         272,073
         Accrued royalties                                         (70,000)                        (70,000)
         Other accrued liabilities                                 548,945                         548,946
         Due to related parties                                    (55,000)         55,000
                                                              ------------    ------------    ------------

     Net cash used in operating activities                      (2,378,332)       (470,723)     (3,306,250)
                                                              ------------    ------------    ------------

Cash flows from investing activities:
     Purchases of property and equipment                          (112,074)         (2,819)       (114,893)
     Advances to pHarlo pursuant to notes                         (400,000)       (127,265)       (592,265)
     Purchase of license                                                                          (160,000)
     Payments for deposits and other                               (18,220)         (2,750)        (23,720)
                                                              ------------    ------------    ------------

     Net cash used in investing activities                        (530,294)       (132,834)       (890,878)
                                                              ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from private placements, net                      13,867,370         545,215      14,615,337
     Proceeds from convertible debentures, net                   2,065,532                       2,065,532
     Proceeds from other notes payable                                                             524,850
     Exercise of warrants                                        1,167,550                       1,167,550
     Other                                                                                          49,164
                                                              ------------    ------------    ------------

     Net cash provided by financing activities                  17,100,452         545,215      18,422,433
                                                              ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents            14,191,826         (58,342)     14,225,305

Cash and cash equivalents, beginning of period                      33,479          91,821
                                                              ------------    ------------    ------------

Cash and cash equivalents, end of period                      $ 14,225,305    $     33,479    $ 14,225,305
                                                              ============    ============    ============

Supplemental disclosures of cash flow information:
     Interest paid                                            $     27,242    $       --      $       --
                                                              ============    ============    ============

Supplemental disclosures of noncash investing and
financing activities:
     Conversion of debt and accrued interest
     into common stock                                        $  2,016,367    $    172,586    $  2,188,953
                                                              ============    ============    ============

     Warrants issued and embedded conversion feature
     associated with debt financing                           $  2,184,600    $       --      $  2,184,600
                                                              ============    ============    ============

     Warrants issued for license                              $       --      $       --      $     42,344
                                                              ============    ============    ============

                      TASKER CAPITAL CORP. AND SUBSIDIARY
                         (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)





                                                  COMMON STOCK
                                        ----------------------------------
                                                                                                         DEFICIT
                                                                            ACCUMULATED                ACCUMULATED
                                         NUMBER                 ADDITIONAL  OTHER COMP-    COMMON      DURING THE
                                           OF                    PAID-IN    REHENSIVE       STOCK       DEVELOPMENT
                                         SHARES      AMOUNT      CAPITAL   INCOME (loss) SUBSCRIBED        STAGE           TOTAL
                                       ----------   --------   ----------- ------------ ------------   ------------    ------------
Issuance of common stock                       10   $   --     $         1   $ --       $       --     $       --      $          1
Net loss                                                                                                    (14,237)        (14,237)
                                       ----------   --------   -----------   ------     ------------   ------------    ------------

Balance, December 31, 1996                     10                        1                                  (14,237)        (14,236)

Issuance of common stock               17,500,000     17,500       168,407                                                  185,907
Translation adjustment                                                         (743)                                           (743)
Net loss                                                                                                   (143,437)       (143,437)
                                       ----------   --------   -----------   ------     ------------   ------------    ------------

Balance, December 31, 1997             17,500,010     17,500       168,408     (743)                       (157,674)         27,491

Cancellation of common stock           (7,500,000)    (7,500)        7,500                                                     --
Translation adjustment                                                         (579)                                           (579)
Net loss                                                                                                    (45,387)        (45,387)
                                       ----------   --------   -----------   ------     ------------   ------------    ------------

Balance, December 31, 1998             10,000,010     10,000       175,908   (1,322)                       (203,061)        (18,475)

Issuance of common stock                1,000,000      1,000        15,844                                                   16,844
Reverse merger transaction                262,000        262          (262)                                    (295)           (295)
Translation adjustment                                                       (1,116)                                         (1,116)
Net loss                                                                                                    (34,518)        (34,518)
                                       ----------   --------   -----------   ------     ------------   ------------    ------------

Balance, December 31, 1999             11,262,010     11,262       191,490   (2,438)                       (237,874)        (37,560)

Translation adjustment                                                        2,230                                           2,230
Net loss                                                                                                    (60,388)        (60,388)
                                       ----------   --------   -----------   ------     ------------   ------------    ------------

Balance, December 31, 2000             11,262,010     11,262       191,490     (208)                       (298,262)        (95,718)

Translation adjustment                                                        7,236                                           7,236
Net loss                                                                                                    (59,060)        (59,060)
                                       ----------   --------   -----------   ------     ------------   ------------    ------------

Balance, December 31, 2001             11,262,010     11,262       191,490    7,028                        (357,322)       (147,542)

Issuance of common stock                  524,850        525       210,193                                                  210,718
Warrants issued for license                                         42,344                                                   42,344
Warrants issued for services                                       558,935                                                  558,935
Warrants issued                                                     13,956                                                   13,956
Translation adjustment                                                       (7,028)                                         (7,028)
Net loss                                                                                                   (761,252)       (761,252)
                                       ----------   --------   -----------   ------     ------------   ------------    ------------

Balance, December 31, 2002             11,786,860     11,787     1,016,918                               (1,118,574)        (89,869)

Issuance of common stock                  660,000        660       164,340                                                  165,000
Issuance of common stock                1,408,940      1,409       350,826                                                  352,235
Shares issued for debt                    655,000        655       171,931                                                  172,586
Share subscriptions                                                                           27,980                         27,980
Net loss                                                                                                   (607,080)       (607,080)
                                       ----------   --------   -----------   ------     ------------   ------------    ------------

Balance, December 31, 2003             14,510,800     14,511     1,704,015                    27,980     (1,725,654)         20,852

Private placement, net of costs                                                           13,867,370                     13,867,370
Warrants and embedded conversion
option associated with debentures                               2,184,600                                                2,184,600
Debentures and accrued interest
  converted to common stock            18,161,937     18,162     1,998,205                                                2,016,367
Exercise of warrants                   14,491,003     14,491     1,153,059                                                1,167,550
Stock based compensation                                           373,000                                                  373,000
Common stock, warrants and options
  issued for services                   1,700,000      1,700       702,419                   (18,605)                       685,514
Net loss                                                                                                 (6,071,615)     (6,071,615)
                                       ----------   --------   -----------   ------     ------------   ------------    ------------

Balance, December 31, 2004             48,863,740   $ 48,864   $ 8,115,298   $ --       $ 13,876,745   $ (7,797,269)   $ 14,243,638
                                       ==========   ========   ===========   ======     ============   ============    ============

                       TASKER CAPITAL CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF OPERATIONS

Tasker Capital Corp. ("Tasker") and Subsidiary ("the Company") has entered into an exclusive license agreement with a privately-held development company, pHarlo Citrus Technologies, Inc. ("pHarlo"), to manufacture, distribute and market products using a licensed and patented process that utilizes a solution that enables copper sulfate, widely known for its bacteriostatic properties, to remain active throughout a wide range of pH values. The Company is continuing its clinical research and development of future products in the oral care, food processing, skin care and pet products industries.

Presently the Company markets CloseCall(TM), an anti-microbial oral hygiene breath drink. The Company is in the development stage; therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In December 2004, the Company received additional financing (see
Note 3). The Company began shipping CloseCall(TM) in February 2005 to the New England market.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

In March 1999, Tasker, organized as a Nevada corporation in February 1999, and Tanuta Ventures Corp., ("Tanuta"), incorporated under the laws of the Province of British Columbia, Canada in May 1996, entered into a share exchange agreement whereby Tasker agreed to purchase all of the 11,000,010 outstanding common shares of Tanuta in exchange for 11,000,010 common shares of Tasker. Since the former shareholders of Tanuta controlled Tasker after the transaction, the merger was accounted for as reverse acquisition under which, for accounting purposes, Tanuta was deemed the accounting acquirer and Tasker was deemed to be the acquired entity. Under these accounting principles, the post-merger company financial statements represented Tanuta on a historical basis consolidated with the results of operations of Tasker from the March 1999 effective date of the merger.

Principles of consolidation:

The consolidated financial statements include the accounts of Tanuta from May 13, 1996 (date of Tanuta's inception) to December 31, 2004. The consolidated financial statements also include the accounts of Tasker from March 31, 1999 (the effective date of the reverse merger) to December 31, 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

Development Stage Company:

The Company is a development stage company as defined in the Statements of Financial Accounting Standards ("SFAS") No. 7. The Company is devoting substantially all of its present efforts to establish a new business and with the exceptions of its brand Close Call(TM), none of its planned principal operations have commenced as of December 31, 2004. All losses accumulated since inception have been considered as part of the Company's development stage activities.

                       TASKER CAPITAL CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial instruments:

The fair values of the Company's asset and liabilities that qualify as financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", approximate their carrying amounts presented in the accompanying consolidated balance sheet at December 31, 2004.

Cash and cash equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash primarily in one financial institution which, at times, exceeds Federal Deposit Insurance Corporation ("FDIC") insured limits. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Inventories:

Inventories, consisting primarily of packaging supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property and Equipment:

Property and equipment has been recorded at cost, net of accumulated depreciation. Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred. Depreciation is determined using the straight-line method over estimated lives of five years.

At December 31, 2004, property and equipment consisted of vehicles and office equipment aggregating approximately $73,000 and $39,000, respectively. Accumulated depreciation at December 31, 2004 was approximately $11,000 in aggregate.

Income Taxes:

The Company complies with SFAS No. 109 "Accounting for Income Taxes". This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

                       TASKER CAPITAL CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock Based Compensation:

As allowed by SFAS No. 123. "Accounting for Stock-Based Compensation" (amended by SFAS No. 148), the Company has elected to measure stock-based compensation expense using the intrinsic value method prescribed by Accounting Principals Board ("APB") No. 25 and provide disclosure-only provisions of SFAS No. 123. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the exercise price an employee or director must pay to acquire stock. If the Company had determined compensation expense based on the fair value using the Black-Scholes option pricing model at the grant dates consistent with SFAS Nos. 123 and 148, the pro forma effect on the Company's net loss and net loss per common share would have been the following for the years ended December 31, 2004 and 2003 and the period of inception, May 13, 1996 to December 31, 2004:


                                                                                  Since
                                                   2004            2003          Inception
                                                ------------    ------------    -----------
Net loss, as                                    $ (6,071,615)   $   (607,080)   $(7,797,269)
reported

Add: Stock based compensation included in net
loss, as reported                                    373,000                        931,935

 Less: Stock based compensation expense

determined under the fair value                   (2,670,799)       (115,702)    (2,901,750)
method                                          ------------    ------------    -----------

Net loss,                                       $ (8,369,414)   $   (722,782)   $(9,767,084)
pro-forma                                       ============    ============    ===========


Basic and diluted loss per share, as reported   $      (0.26)   $      (0.05)   $     (0.65)
                                                ============    ============    ===========

 Basic and diluted loss per share,              $      (0.35)   $      (0.06)   $     (0.81)
pro-forma                                       ============    ============    ===========


The following assumptions were applied in determining stock based compensation expense under the fair value method:

                                        2004                     2003
                                 --------------------    ---------------------

Risk-free interest rate             2.10 - 3.18%                3.25%
Expected option term                2.5 - 3 years           2.5 - 3 years
Expected price volatility               197%                     122%
Dividend yield                           --                       --

                       TASKER CAPITAL CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Foreign Currency Translation:

The Company's functional currency is the U.S. dollar. For the Company's foreign subsidiary whose function currency is the local foreign currency, balance sheet accounts were translated at exchange rates in effect at the end of a year and statement of operations and cash flow accounts were translated at average exchange rates. Resulting translation adjustments were included in "Accumulated other Comprehensive income (loss)".

Basic and Diluted Loss Per Common Share:

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include common stock equivalents. The Company's common stock equivalents currently include stock options, convertible debentures and warrants. Unexercised stock options and warrants to purchase common stock and debentures convertible into common stock as of December 31, 2004 and 2003 are as follows:

                              December 31, 2004     December 31, 2003
                              ------------------    ------------------

     Options                         15,650,000              2,400,000
     Warrants                        10,217,847              4,284,850
     Convertible Debentures           6,189,900
                              ------------------    ------------------

                                     32,057,747              6,684,850
                              =================     ==================


The foregoing common stock equivalents were excluded from the calculation of net loss per common share since their inclusion would be antidilutive.

Impairment of Long-Lived Assets:

The Company periodically reviews long-lived assets, including identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Reclassifications:

Certain prior period amounts have been reclassified to conform to the 2004 presentation.

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)." SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R)

                       TASKER CAPITAL CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a "lattice" model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options.


The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.


In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4". SFAS No. 151 has been issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), which requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management of the Company does not believe the effects of SFAS No. 151 will have a material effect on the consolidated financial statements, as the Company has not incurred any inventory costs that meet the definition of "so abnormal."

3.    STOCKHOLDERS' EQUITY:

Reverse merger transaction and prior:

The consolidated statements of stockholders' equity have been presented to reflect the number of shares received by the stockholders of Tanuta in the business combination (see Note 2 - Basis of Presentation). The 262,000 shares issued in connection with the reverse merger transaction represent the outstanding shares of Tasker prior to the effectuation of the reverse merger transaction.

                       TASKER CAPITAL CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The historical stockholders' equity of Tanuta (the accounting acquirer) consisted of approximately 10 common shares (after giving effect to a 10 for 1 stock split) of no par value common stock issued to incorporators. Prior to the March 1999 reverse merger transaction, Tanuta issued 11 million common shares (after giving effect to a 10 for 1 stock split), net of cancellations, in private placements that raised approximately $203,000.

Post reverse merger transaction through December 31, 2004:

In November 2002, the Company closed a private equity financing in which the Company raised approximately $525,000 from several investors. In connection with the private placement, the Company issued 524,850 shares of the Company's common stock and conditional secured promissory notes (see Note 6). Additionally, the Company issued warrants to purchase 524,850 shares of the Company's common stock at a price of $2.00 per share up to November 2007. The fair value attributed to the common stock and warrants was approximately $211,000 and $14,000, respectively.

Also during the year ended December 31, 2002, the Company issued warrants (i) to purchase 300,000 shares of the Company's common stock for a license and (ii) to purchase 3,460,000 shares of the Company's common stock for services. The values ascribed to these warrants were approximately $42,000 and $559,000, respectively.

In June 2003, the Company closed a private equity financing in which the Company raised an aggregate of $165,000 from several investors in exchange for 660,000 shares of the Company's common stock.

In July 2003, the Company closed a private equity financing in which the Company raised an aggregate of $352,235 from several investors in exchange for 1,408,940 shares of the Company's common stock.

During the year ended December 31, 2003, the Company issued 655,000 shares of the Company's common stock in full satisfaction of certain debts totaling $172,586.

In December 2004, the Company completed the private placement of 9,406,250 shares of its common stock with several accredited investors for an aggregate purchase price of $15,050,000 or $1.60 per share. Emerging Growth Equities LTD. acted as placement agent and received a cash payment of 6 % and a warrant to purchase 562,500 shares exercisable at $2.00 per common share, exercisable for three years. Since the common shares related to this private placement were not issued until 2005, the Company has classified the proceeds of this offering of approximately $13.9 million, net of amounts paid to the placement agent and other closing costs aggregating approximately $1.1 million, as common stock subscribed.

During the year ended December 31, 2004, stockholders' equity was also increased as a primary result of (i) the allocation of value to the approximate 19.5 million warrants and embedded conversion features associated with the issuance of convertible debentures (see Note 6), (ii) the conversion of approximately $2 million of debentures into approximately 18.2 million shares of common stock (see Note 6), (iii) the exercise of approximately 14.5 million warrants generating cash proceeds of approximately $1.2 million, (iv) stock based compensation of approximately $373,000 and (vi) the issuance of common stock, warrants and options for services of approximately $685,000.

                       TASKER CAPITAL CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    LICENSE

The Company has entered into exclusive license agreements with pHarlo to sell, develop, market and distribute consumer oral hygiene products, food processing, pet hygiene products and skin care products using pHarlo's patented pHarlo technology. Pursuant to the license agreements, the Company has agreed to make royalty payments based on 1.5% of product sales and has issued warrants to purchase up to 300,000 common shares. Under the terms of the license agreement, the Company is required to prepay $1,000,000 in royalty payments. This license agreement was expanded on September 16, 2004 to reflect the addition of minimum annual payments of $300,000 beginning in two years (adjusted annually). Commencing July 1, 2003, an interest payment of 7% per annum on the unpaid balance of the prepaid royalty balance is due. The term of the agreement extends to the life of the patent.

Costs to secure the license totaling $202,344 are being amortized over the eighteen year term of the license on a straight-line basis. At December 31, 2004, the carrying amount of the license is approximately $180,000, net of approximately $22,000 of accumulated amortization. Amortization expense for the years ended December 31, 2004 and 2003 and the period of inception, May 13, 1996, to December 31, 2004 was approximately $11,000, $11,000 and $22,000, respectively. Estimated annual amortization expense for each of the succeeding five years is approximately $11,000.

On September 20, 2004, the Company entered into an Exclusive Field of Use License Agreement with Pharlo Citrus Technologies to market and distributes products used as post harvesting aids for the poultry industry. Under the terms of this agreement the Company secured the rights to the United States and Canadian markets and has agreed to pay a 5.0 % royalty, beginning in two years on all sales, subject to a minimum annual payment of $3,750,000 (adjusted annually). The term of the agreement extends to the life of the patent.

5.    NOTES RECEIVABLE

During 2002, the Company agreed to loan, pursuant to a Loan Agreement, up to $200,000, with an interest rate at 7% per annum to finance a production facility to produce the licensed products, with principal and interest on the notes evidencing the loan to be repaid in equal monthly installments commencing July 1, 2003, with the last payment due October 1, 2012.

During 2004, pursuant to a series of additional loan agreements, the Company loaned an additional $400,000. The loans bear an interest rate at 7% per annum (0% for the first six months) and have terms of 1 year.

6.    CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Convertible Debentures:

In April 2004, the Company entered into a Securities Purchase Agreement with several investors by which the Company issued and sold (i) $800,000 of convertible debentures ("the April 2004 Debentures"); (ii) warrants to purchase 8,000,000 shares of common stock at $0.10 per share and (iii) warrants to purchase 8,000,000 shares of common stock at $0.20 per share. The warrants expire in five years from the date of issuance. In September 2004, the exercise

                       TASKER CAPITAL CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


price of all the warrants issued in connection with the April 2004 Debentures was modified to $0.05 per share. As of December 31, 2004, 11,384,503 of these warrants were exercised. The April 2004 Debentures are due on the third anniversary of the issuance, bear interest at 7% per annum and are convertible into shares of common stock at a price of $0.05 per share, including interest, for an aggregate of at least 16,000,000 common shares.

In July 2004, the Company entered into another Securities Purchase Agreement with several investors under which the Company issued and sold in a private placement (i) $1,647,674 of convertible debentures, at a discount of $263,074, for a net amount of $1,384,600 ("the July 2004 Debentures") and (ii) warrants to purchase 3,461,500 shares of common stock at a price of $0.20 per share. In September 2004, the exercise price of all the warrants issued in connection with the July 2004 Debentures was modified to $0.05 per share. As of December 31, 2004, 3,106,500 of these warrants were exercised. The July 2004 Debentures are due on the second anniversary of the issue date and are convertible into share of common stock at a price of $0.20 per share for an aggregate of 8,238,370 common shares.

Included in the other accrued liabilities at December 31, 2004 is approximately $70,000 of interest and fees associated with the April and July 2004 Debentures.

The following tables summarize 2004 conversion activity and principal outstanding at December 31, 2004 (all of which is classified in current liabilities as a result of the Company being in violation of certain covenants):

                                                      the April 2004  the July 2004
                                                        Debentures      Debentures         total
                                                       ------------    ------------    ------------
Principal amount                                       $    800,000    $  1,647,674    $  2,447,674
Conversions (excludes Accrued interest of $5,673)          (533,000)     (1,477,694)     (2,010,694)
                                                       ------------    ------------    ------------
Principal outstanding at December 31, 2004             $    267,000    $    169,980    $    436,980
                                                       ============    ============    ============

Common shares resulting from conversion of principal     10,660,000       7,388,470      18,048,470

Common shares resulting from conversion of interest         113,467                         113,467
                                                       ------------    ------------    ------------

                                                         10,773,467       7,388,470      18,161,937
                                                       ============    ============    ============

The Company determined the initial carrying value of the April 2004 Debentures and the July 2004 Debentures (together, "the Convertible Debentures") by a two-step allocation process: first to the associated warrants and second, to an embedded conversion option. First, the Company allocated the proceeds from the sale of the of the Convertible Debentures between the Convertible Debentures and the warrants based upon their relative fair values, which resulted in recording a discount on the Convertible Debentures. The value of the warrants was computed using the Black-Scholes option pricing model. Second, in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", after allocating the Convertible Debenture proceeds as described above, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. Since the conversion prices were less than the fair values of the Company's stock at the closing dates, an embedded conversion option was recorded as additional paid in capital.

                       TASKER CAPITAL CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As a result of the Company's allocations above, the entire principal amounts of the Convertible Debentures have allocated to the warrants and embedded conversion options. This amount was to be amortized as additional (non cash) interest expense with a corresponding increase to the Convertible Debentures over the live of the respective notes using the effective interest method until such notes are repaid or converted to common stock. However, as a result of being in violation of certain covenants of the Convertible Debentures, the entire amount was amortized during the year ended December 31, 2004.

Note Payable:

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

Notes payable, with interest at 5%, fair value   $ 524,325
Less:  Discount to record note at fair value      (224,149)
                                                 ---------

                                                   300,176
Amortization of discount to December 31, 2004      158,476
                                                 ---------

                                                 $ 458,652
                                                 =========

The fair value attributed to the notes is based upon the fair value of the underlying financial instruments.

The discount resulting from recording the notes at fair value will be amortized on the interest rate method over a term of five years, subject to early repayment of principal from the net proceeds of the television commercial.

The principal balance of the promissory note was originally to be repaid from 50% of the net revenues of the Company's television commercial commencing 30 days after the initial airing of the commercial, and extending for a six month period from that date. The television commercial was completed in 2003. No net revenue was generated from the commercial and no principal payments were made.

                       TASKER CAPITAL CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   INCOME TAXES

A reconciliation of income tax expense to the benefit computed at the statutory rate of 34% for the years ended December 31, 2004 and 2003 is approximately as follows:

                                                 2004          2003
                                             -----------    -----------

Benefit at statutory rate                    $(2,064,000)   $  (206,000)
Noncash interest on Convertible Debentures       832,000
Stock based compensation                         188,000
Other                                           (100,000)
Losses for which no benefit is recorded        1,144,000        206,000
                                             -----------    -----------
                                             $        --    $        --
                                             ===========    ===========

Significant components of the Company's deferred income tax assets at December 31, 2004 are approximately as follows:

Net operating              $ 1,674,000
losses
Stock based compensation       188,000
Valuation
allowance                   (1,862,000)
                           -----------
                           $        --
                           ===========

As of December 31, 2004, the Company has a U.S. Federal net operating loss carryforward of approximately $4.2 million which will expire commencing 2019 through 2024, if not utilized. Under Internal Revenue Code Section 382, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The amount of such limitation, if any, has not been determined.

Management of the Company has decided to fully reserve for its deferred tax asset, as it is more likely than not that the Company will not be able to utilize these deferred tax assets against future income, coupled with the possible limitations of the net operating losses due to various changes in ownership over the past year.

8.    WARRANTS AND STOCK OPTIONS

Warrants:

During the year ended December 31, 2004, the Company issued (i) 19,461,500 warrants in connection with the Convertible Debentures (see Note 6), (ii) 562,500 warrants to the placement agent in connection with the Company's December 2004 private placement (see Note 3) and (iii) 400,000 warrants issued to a consultant for services rendered. Of the 19,461,500 warrants issued in connection with the Convertible Debentures, 14,491,003 warrants were exercised during 2004 generating proceeds of approximately $1.2 million to the Company.

During the year ended December 31, 2002, the Company issued (i) 524,850 warrants in connection with notes payable (see Note 6), (ii) 300,000 warrants to pHarlo in connection with its license agreement (see Note 4) and (iii) 3,460,000 warrants to consultants for services rendered.

                       TASKER CAPITAL CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes the Company's warrant activity:

                                                                                  Weighted
                                                                                  average
                                                                                  exercise
                                           Number of       Exercise price        price per
                                            shares            per share            share
                                         --------------    ----------------    ---------------

Outstanding, January 1, 2002                  -0-                $ --               $ --

Granted                                      4,284,850      $0.25 - $2.00          $ 0.46
                                         --------------    ----------------    ---------------

Outstanding, December 31, 2002               4,284,850      $0.25 - $2.00          $ 0.46

Granted                                       -0-               $ -0-              $ -0-
                                         --------------    ----------------    ---------------

Outstanding, December 31, 2003               4,284,850      $0.25 - $2.00          $ 0.46

Granted                                     20,424,000      $0.10 - $2.00          $ 0.22

Exercised                                 (14,491,003)      $0.05 - $0.25          $ 0.08
                                         --------------    ----------------    ---------------

Outstanding, December 31, 2004              10,217,847      $0.05 - $2.00          $ 0.37
                                         ==============    ================    ===============

As of December 31, 2004, the weighted average contractual life of warrants is approximately 2.7 years.

Stock Options:

Stock options issued are as follows:

                                                                                  Weighted
                                                                                  average
                                                                                  exercise
                                           Number of       Exercise price        price per
                                            shares            per share            share
                                         --------------    ----------------    ---------------
Outstanding, January 1, 2002                  -0-               $ --               $ --

Granted                                      1,500,000         $ 0.25             $ 0.25
                                         --------------    ----------------   ----------------

Outstanding, December 31, 2002               1,500,000         $ 0.25             $ 0.25

Granted                                        900,000         $ 0.25             $ 0.25
                                         --------------    ----------------   ----------------

Outstanding, December 31, 2003               2,400,000         $ 0.25             $ 0.25

Granted                                     13,250,000      $0.25 - $2.05         $ 0.58
                                         --------------    ----------------   ----------------

Outstanding, December 31, 2004            15,650,000        $0.25 - $2.05         $ 0.53
                                         ==============    ================   ================

Options exercisable at December 31,
2003                                       2,400,000           $ 0.25             $ 0.25
                                         ==============    ================   ================

Options exercisable at December 31,
2004                                       9,244,438       $0.25 - $2.05         $ 0.37
                                         ==============    ================   ================

                       TASKER CAPITAL CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Through December 31, 2004, no options have been exercised, forfeited or expired.

The following table summarizes additional information about stock options outstanding at December 31, 2004:

                                         Options Outstanding
                       --------------------------------------------------------
                           Number          Weighted-Average
                       Outstanding at         Remaining
    Exercise             December 31,        Contractual       Weighted-Average
     Prices                 2004                 Life            Exercise Price
---------------------  ----------------    ----------------    ----------------

   $ 0.25 - 0.67            12,700,000          9.25               $ 0.28

   $ 1.45 - 2.05             2,950,000          9.90               $ 1.60
                       ----------------

                            15,650,000
                       ================



                                          Options Exercisable
                                ----------------------------------------
                                    Number
                                Exercisable at
          Exercise Prices        December 31,       Weighted-Average
                                     2004           Exercise Price
        --------------------    ----------------    ----------------

           $ 0.25 - 0.67              8,594,440         $ 0.27

           $ 1.45 - 2.05                649,998         $ 1.68
                                ----------------

                                      9,244,438
                                ================


9.    COMMITMENTS AND CONTINGENCIES

In connection with the license agreement discussed in Note 4, in 2002, the Company entered into a production agreement with Indian River Labs, LLC ("Indian River"), a privately-held manufacturing corporation affiliated with pHarlo whereby Indian River will manufacture and sell to the Company concentrates for the products licensed by pHarlo during the term of the license agreement at agreed upon volumes and prices. Under the terms of the agreement, the Company must make minimum purchases totaling approximately $600,000 per year over the term of agreement. The agreement continues until the termination of Pharlo Citrus' patent to the licensed technology.

On December 7, 2004, the Company entered into an agreement to purchase exclusive rights of first refusal to applications of the pHarlo technology from Richard J. Kirby, a developer who had previous purchased the rights on July 19, 2002. Under the terms of the consulting agreement, Mr. Kirby assigned and granted all his rights, titles and interests in his license agreements with pHarlo to Tasker for which Tasker agree to pay Mr. Kirby one half of one percent (0.5%) of net revenues, generated from products using the pHarlo technology, in an amount not to exceed $400,000 in any one calendar year. The agreement continues until the termination of or expiration of pHarlo Citrus' patent to the licensed technology.

                       TASKER CAPITAL CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company has entered into other miscellaneous consulting agreements for human resources, investor relations and other services. These agreements vary from month-to-month terms to two years in length. Future cash payments under these miscellaneous agreements are expected to be approximately $204,000 per year in aggregate.

10.   EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain of its executives, which provide for annual compensation plus, in most cases, stock options, participation in future benefit programs and other benefits. Approximate future minimum annual compensation under these employment agreements, including agreements executed in 2005, is as follows:

           Year ending December 31,

                               2005            $1,020,000
                               2006             1,020,000
                               2007               969,000


11.   RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003 and the period of inception, May 13, 1996, to December 31, 2004, the Company engaged in the following related party transactions:

                                         2004        2003      Since Inception
                                        ------    ----------   ----------------

Remuneration paid and payable to a
director                                 $ --      $ 39,040       $ 62,550

Management fees paid to directors        $ --      $     --       $ 123,892

Rent reimbursed to a                     $ --      $ 30,000       $ 45,343
director

                       TASKER CAPITAL CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   SUBSEQUENT EVENTS

Letter of Intent:

The Company has entered into a letter of intent to purchase certain assets, including utility patents, of pHarlo, pHarlo's manufacturing affiliate, Indian River Labs, and pHarlo's marketing subsidiary, Coast-to-Coast Labs, LLC for approximately $2.2 million in cash and options to purchase approximately 19.7 million shares of the Company's common stock at an exercise price of $0.25. The base patents would be assigned to a new entity in which Tasker would own 20% of the equity. This 20% equity stake would be issued to Tasker as a component of the transaction with pHarlo and Indian River Labs. Under the terms of the letter of intent, the Company would have all rights to the product ranges of pre-harvest and post-harvest food processing, oral care, skin care, pet products, hangover remedy, alcohol abatement and water treatment and, a right of first refusal to all new products outside of the foregoing product ranges developed by the new company holding the base patents.

The completion of the transaction is subject to approval by the Company's Board of Directors, completion of satisfactory due diligence by Tasker and the negotiation of definitive transaction documents. No assurances can be made that the contemplated transaction with pHarlo and affiliates will be consummated.

Employment agreements:

In January 2005, the Company entered into a three year employment agreement with Robert Appleby to serve as the Company's Chief Executive Officer. Under the terms of this agreement Mr. Appleby will (a) earn a base salary of $25,000 per month, modified annually, and increased to $27,083 per month after certain Company growth objectives are met, and (b) receive a bonus determined by five percent (5%) of the Company's annual operating earnings, and (c) be eligible to participate in the Company's Management Incentive Program, and (d) was granted in August 2004, a non-qualified stock option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per share, subject to certain vesting provisions, and (e) and other benefits.

In January 2005, the Company entered into a three year employment agreement with James Burns to serve as the Company's Chief Operating Officer. Under the terms of this agreement Mr. Burns will (a) earn a base salary of $25,000 per month, modified annually, and increased to $27,083 per month after certain Company growth objectives are met, and (b) receive a bonus determined by five percent (5%) of the Company's annual operating earnings, and (c) be eligible to participate in the Company's Management Incentive Program, and (d) was granted in August 2004, a non-qualified stock option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per share, subject to certain vesting provisions, and (e) and other benefits.

Common stock issuances:

Through March 31, 2005, the Company issued an additional 12.3 million common shares in connection with the following:

           December 2004 private placement                        9,406,250
           Debenture conversions                                    249,900
           Warrant exercises                                      2,237,272
           Option exercises                                         400,000
                                                                 -----------

                                                                 12,293,422
                                                                 ===========

Date: April 15, 2005

                              Tasker Capital Corp.

                                Exhibits to 10KSB

                                     Item 13

Exhibit 10.1 April 5, 2004 Non-qualified Stock Option Grant Agreement with Robert Appleby.

Exhibit 10.2 April 5, 2004 Non-qualified Stock Option Grant Agreement with James Burns.

Exhibit 10.3 May 11, 2004 Non-qualified Stock Option Grant Agreement with Robert Appleby.

Exhibit 10.4 May 11, 2004 Non-qualified Stock Option Grant Agreement with James Burns.

Exhibit 10.5 May 31, 2004 Employee Non-Statutory Stock Option Agreement with Barbara Longchamp.

Exhibit 10.6 May 31, 2004 Employee Non-Statutory Stock Option Agreement with Gordon Davis.

Exhibit 10.7 August 25, 2004 Employee Non-Statutory Stock Option Agreement with Robert Appleby.

Exhibit 10.8 August 25, 2004 Employee Non-Statutory Stock Option Agreement with James Burns.

Exhibit 10.9 January 1, 2005 Executive Employment Agreement with Robert P. Appleby.

Exhibit 10.10     January  1, 2005  Executive  Employment  Agreement  with James
                  Burns.

Exhibit 10.11 November 1, 2004 Executive Employment Agreement with Dennis Smithyman.

Exhibit 10.12     November 15, 2004  Executive  Employment  Agreement with James
                  Collins.

Exhibit 10.13     November 15, 2004 Executive  Employment  Agreement with Robert
                  D. Jenkins.


Exhibit 10.14* April 2004 private placement (Equity financing that closed on 4/30/04).

Exhibit 10.15** July 2004 private placement (Equity financing that closed on 7/21/04).

Exhibit 10.16*** December 2004 private placement (Equity financing that closed on 12/29/04).

Exhibit 10.17 Exclusive Field of Use License Agreement with Pharlo Citrus Technologies, Inc. dated September 20, 2004.

Exhibit 10.18 Exclusive Field of Use License Agreement with Pharlo Citrus Technologies, Inc. dated September 16, 2004.

Exhibit 10.19 Exclusive Field of Use License Agreement & Product Sale Agreement between Wynn Starr Special Products LLC and Tasker Capital Corp. dated September 16, 2004.

Exhibit 10.20 Promissory note with Pharlo Citrus Technologies dated November 28, 2004.

Exhibit 10.21 Promissory note with Pharlo Citrus Technologies dated November 12, 2004.

Exhibit 10.22 Promissory note with Pharlo Citrus Properties Partnership LLLP dated December 15, 2004.

Exhibit 10.23 Promissory note with Pharlo Citrus Properties Partnership LLLP dated December 30, 2004.

Exhibit 10.24     January 10, 2004 Consulting Agreement with Thomas Brazil.

Exhibit 10.25     January 20, 2004 Consulting Agreement with Stuart McPherson.

Exhibit 10.26     May 2004 Consulting Agreement with Arthur Bergeron.

Exhibit 10.27 August 2004 Consulting Agreement with Wall Street Investor Relations.

Exhibit 10.28     December 7, 2004 Settlement Agreement with Richard J. Kirby.

Exhibit 10.29     December  27,  2004   Consulting   Agreement  with  Avanti  HR
                  Placement & Consulting.

Exhibit 14.1      Code of Business Conduct and Ethics.

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2      Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1      Section 1350 Certification

Exhibit 32.2      Section 1350 Certification

* Incorporated by reference from the Registration Statement Form S-2 of the Registrant filed with the Commission on May 14, 2004.

** Incorporated by reference from the Registration Statement Form S-2 of the Registrant filed with the Commission on September 16, 2004.

*** Incorporated by reference from the Registration Statement Form S-2 of the Registrant filed with the Commission on February 10, 2005.