Form 10KSB/A
period 2004-12-31
TASKER CAPITAL CORP
filed 2005-04-29
CIK 1084557

================================================================================

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      State issuer's revenues for its most recent fiscal year: $ 0.

      At March 31, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, was approximately $205 million.

      The number of shares outstanding of our Company's common stock at March 31, 2005 was approximately 61.2 million.

      Transitional Small Business Disclosure Format (check one): [_] Yes [X] No

================================================================================

                                Explanatory Note:

     This Form 10-KSB/A is being filed to add Exhibits 23.1 and 23.2 to the Registrants' Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, previously filed with the Commission.



ITEM 13. EXHIBITS

(a)   The following documents are filed as part of this report:

(b)   Exhibits. See "Exhibit Index".

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TASKER CAPITAL CORP.

                             By: /s/ Robert Appleby
                                 -----------------------------------------------
                                 Robert Appleby
                                 President, Chief Executive Officer and Director

Date: April 29, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.


By: /s/  Robert Appleby
    -----------------------------------------------
    Robert Appleby, President, Chief
    Executive Officer (Principal Executive Officer)
    and Director

By: /s/  Robert D. Jenkins
    -----------------------------------------------
    Robert D. Jenkins, Chief Financial
    Officer (Principal Financial Officer)


By: /s/  Robert D. Jenkins
    -----------------------------------------------
    Robert D. Jenkins
    (Principal Accounting Officer)


By: /s/  James Burns
    -----------------------------------------------
    James Burns, Chief Operating
    Officer and Executive Vice President
    and Director


By: /s/  Gordon Davis
    -----------------------------------------------
    Gordon Davis, Director


By: /s/  Steven Zavagli
    -----------------------------------------------
    Steven Zavagli, Director

Date: April 29, 2005

                              Tasker Capital Corp.
                                Exhibits to 10KSB
                                     Item 13

Exhibit 10.1 April 5, 2004 Non-qualified Stock Option Grant Agreement with Robert Appleby.****

Exhibit 10.2 April 5, 2004 Non-qualified Stock Option Grant Agreement with James Burns.****

Exhibit 10.3 May 11, 2004 Non-qualified Stock Option Grant Agreement with Robert Appleby.****

Exhibit 10.4 May 11, 2004 Non-qualified Stock Option Grant Agreement with James Burns.****

Exhibit 10.5 May 31, 2004 Employee Non-Statutory Stock Option Agreement with Barbara Longchamp.****

Exhibit 10.6 May 31, 2004 Employee Non-Statutory Stock Option Agreement with Gordon Davis.****

Exhibit 10.7 August 25, 2004 Employee Non-Statutory Stock Option Agreement with Robert Appleby.****

Exhibit 10.8 August 25, 2004 Employee Non-Statutory Stock Option Agreement with James Burns.****

Exhibit 10.9 January 1, 2005 Executive Employment Agreement with Robert P. Appleby.****

Exhibit 10.10     January 1, 2005 Executive Employment Agreement with James
                  Burns.****

Exhibit 10.11 November 1, 2004 Executive Employment Agreement with Dennis Smithyman.****

Exhibit 10.12 November 15, 2004 Executive Employment Agreement with James Collins.****

Exhibit  10.13    November 15, 2004 Executive Employment Agreement with Robert
                  D. Jenkins.****

Exhibit 10.14 April 2004 private placement (Equity financing that closed on 4/30/04).*

Exhibit 10.15 July 2004 private placement (Equity financing that closed on 7/21/04).**

Exhibit 10.16 December 2004 private placement (Equity financing that closed on 12/29/04).***

Exhibit 10.17 Exclusive Field of Use License Agreement with Pharlo Citrus Technologies, Inc. dated September 20, 2004.****

Exhibit 10.18 Exclusive Field of Use License Agreement with Pharlo Citrus Technologies, Inc. dated September 16, 2004.****

Exhibit 10.19 Exclusive Field of Use License Agreement & Product Sale Agreement between Wynn Starr Special Products LLC and Tasker Capital Corp. dated September 16, 2004.****

Exhibit 10.20 Promissory note with Pharlo Citrus Technologies dated November 28, 2004.****

Exhibit 10.21 Promissory note with Pharlo Citrus Technologies dated November 12, 2004.****

Exhibit 10.22 Promissory note with Pharlo Citrus Properties Partnership LLLP dated December 15, 2004.****

Exhibit 10.23 Promissory note with Pharlo Citrus Properties Partnership LLLP dated December 30, 2004.****

Exhibit 10.24     January 10, 2004 Consulting Agreement with Thomas Brazil.****

Exhibit 10.25     January 20, 2004 Consulting Agreement with Stuart
                  McPherson.****

Exhibit 10.26     May 2004 Consulting Agreement with Arthur Bergeron.****

Exhibit 10.27 August 2004 Consulting Agreement with Wall Street Investor Relations.****

Exhibit 10.28     December 7, 2004 Settlement Agreement with Richard J.
                  Kirby.****

Exhibit 10.29 December 27, 2004 Consulting Agreement with Avanti HR Placement & Consulting.****

Exhibit 14.1      Code of Business Conduct and Ethics.****

Exhibit 23.1      Consent of Rothstein Kass & Company

Exhibit 23.2      Consent of Morgan & Company

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 31.2      Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32.1      Section 1350 Certification

Exhibit 32.2      Section 1350 Certification


* Incorporated by reference from the Registration Statement Form S-2 of the Registrant filed with the Commission on May 14, 2004.

** Incorporated by reference from the Registration Statement Form S-2 of the Registrant filed with the Commission on September 16, 2004.

*** Incorporated by reference from the Registration Statement Form S-2 of the Registrant filed with the Commission on February 10, 2005.

**** Incorporated by reference to Tasker Capital Corp.'s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2004 (File No. 000-32019)