Form 10QSB
period 2005-03-31
TASKER CAPITAL CORP
filed 2005-05-16
CIK 1084557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from ___________to_______________

           Commission file number _______________________________

                              TASKER CAPITAL CORP.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                          88-0426048
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

             39 Old Ridgebury Road-Suite 14, Danbury, CT 06810-5116
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (203) 730-4350
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                      100 Mill Plain Road, Danbury CT 06811
 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 65,187,162 shares of Common stock as of May 13, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes |_|   No |X|

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

The following discussion of our financial condition, changes in financial condition and results of operations for the quarter ended March 31, 2005 and 2004, should be read in conjunction with the audited annual consolidated financial statements and the notes thereto.

Our condensed consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

                     TASKER CAPITAL CORP. AND SUBSIDIARIES
                         (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                  (Unaudited)

ASSETS
Current assets:
      Cash and cash equivalents                                         $  9,414,672
      Accounts receivable                                                     34,132
      Notes receivable                                                     1,625,000
      Inventories                                                            574,553
      Prepaid expenses                                                       521,600
      Prepaid commissions                                                    140,000
                                                                        ------------
      Total current assets                                                12,309,957

Property and equipment, net                                                  200,371
Notes receivable                                                           1,552,705
Prepaid royalties                                                          1,000,000
Deferred acquisition costs                                                   314,689
Deposit, net                                                                  17,454
License, net                                                                 177,052
                                                                        ------------

                                                                        $ 15,572,227
                                                                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Convertible debentures                                            $    387,000
      Accounts payable                                                       467,712
      Accrued royalties                                                      930,000
      Other accrued liabilities                                              372,435
                                                                        ------------

      Total current liabilities                                            2,157,147
                                                                        ------------

Notes payable - shareholders                                                 415,864
                                                                        ------------


Stockholders' equity:
      Common stock, $0.001 par value; authorized 300,000,000 shares;
      issued and outstanding 61,157,162                                       61,157
      Additional paid-in capital                                          23,891,754
      Common stock subscribed                                                127,474
      Deficit accumulated during the development stage                   (11,081,168)
                                                                        ------------

      Total stockholders' equity                                          12,999,217
                                                                        ------------

                                                                        $ 15,572,227
                                                                        ============


       The accompanying notes are an integral part of these consolidated financial statements.

                      TASKER CAPITAL CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         THREE MONTHS ENDED MARCH 31,      INCEPTION May 13,
                                       --------------------------------    1996 TO March 31,
                                           2005               2004               2005
                                       ------------       ------------     -----------------
Revenues                               $     60,875       $         --       $     60,875

Cost of Goods Sold                           25,162                                25,162
                                       ------------       ------------       ------------

Gross Profit                                 35,713                                35,713
                                       ------------       ------------       ------------

Expenses

    Management                              807,844             25,139          1,898,402
    Office related                           65,465             10,288            245,356
    Professional and Consulting           1,683,228            177,528          3,452,949
    Stock Based Compensation                484,000                             1,415,935
    Product Development                       7,600                               207,265
    Marketing                                55,035              5,407            384,584
    Filing and Stock transfer                11,779                955            277,986
    Depreciation and Amortization            12,034              3,409             54,520
    Insurance                                78,515                                78,515
    Selling                                   4,880                                 4,880
    Miscellaneous                            41,876              4,655            202,018
                                       ------------       ------------       ------------

Total Expenses                            3,252,255            227,381          8,222,410
                                       ------------       ------------       ------------

Loss From Operations                     (3,216,542)          (227,381)        (8,186,697)
                                       ------------       ------------       ------------

    Other Income (Expense):
       Interest expense                     (67,357)           (30,186)        (2,932,848)
       Other                                                                       38,377
                                       ------------       ------------       ------------

Total Other Expense, net                    (67,357)           (30,186)        (2,894,471)
                                       ------------       ------------       ------------

Net Loss                               $ (3,283,899)      $   (257,567)      $(11,081,168)
                                       ============       ============       ============

Net Loss Per Common Share, basic
  and diluted                          $      (0.06)      $      (0.02)      $      (0.83)
                                       ============       ============       ============

Weighted Average Common Shares
  Outstanding, basic and diluted         59,663,000         14,511,000         13,374,000
                                       ============       ============       ============


        The accompanying notes are an integral part of these consolidated financial statements.

                      TASKER CAPITAL CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           THREE MONTHS ENDED MARCH 31,    INCEPTION May 13,
                                                        -------------------------------     1996 TO March 31,
                                                            2005             2004                2005
                                                        ------------     --------------    -----------------
Cash flows from operating activities:
     Net loss                                           $ (3,283,899)    $   (257,567)       $(11,081,168)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                            12,034            3,409              54,520
     Noncash interest                                         14,717           16,902           2,761,912
     Stock based compensation                                484,000                            1,415,935
     Common stock, warrants and options for services       1,324,225                            2,009,739
     Changes in operating assets and liabilities:
         Accounts receivable                                 (34,132)                             (34,132)
         Inventories                                        (474,755)                            (574,553)
         Prepaid expenses                                    (79,268)                            (521,600)
         Prepaid commissions                                 (15,000)                            (140,000)
         Prepaid royalties                                                                             --
         Accounts payable                                    319,061           62,787             591,134
         Accrued royalties                                                                        (70,000)
         Other accrued liabilities                          (176,510)                             372,436
                                                        ------------     ------------        ------------
     Net cash used in operating activities                (1,909,528)        (174,469)         (5,215,778)
                                                        ------------     ------------        ------------

Cash flows from investing activities:
     Purchases of property and equipment                    (106,751)                            (221,644)
     Advances pursuant to notes                           (2,606,001)           3,970          (3,198,266)
     Purchase of license                                                                         (160,000)
     Acquisition costs paid                                 (314,689)                            (314,689)
     Payments for deposits and other                          (1,688)                             (25,408)
                                                        ------------     ------------        ------------

     Net cash provided by (used in)
        investing activities                              (3,029,129)           3,970          (3,920,007)
                                                        ------------     ------------        ------------

Cash flows from financing activities:
     Proceeds from private placements, net                                                     14,615,337
     Proceeds from convertible debentures, net                                                  2,065,532
     Proceeds from other notes payable                                                            524,850
     Exercise of warrants                                    128,024                            1,295,574
     Other                                                                    137,020              49,164
                                                        ------------     ------------        ------------

     Net cash provided by financing activities               128,024          137,020          18,550,457
                                                        ------------     ------------        ------------

Net increase (decrease) in cash and cash equivalents      (4,810,633)         (33,479)          9,414,672

Cash and cash equivalents, beginning of period            14,225,305           33,479
                                                        ------------     ------------        ------------

Cash and cash equivalents, end of period                $  9,414,672     $         --        $  9,414,672
                                                        ============     ============        ============

Supplemental disclosures of cash flow information:
     Interest paid                                      $     16,275     $         --        $     43,517
                                                        ============     ============        ============

Supplemental disclosures of noncash investing
   and financing activities:
     Conversion of debt and accrued interest
      into common stock                                 $     99,930     $         --        $  2,288,883
                                                        ============     ============        ============
     Warrants issued and embedded conversion
      feature associated with debt financing            $         --     $         --        $  2,184,600
                                                        ============     ============        ============
     Warrants issued for license                        $         --     $         --        $     42,344
                                                        ============     ============        ============

        The accompanying notes are an integral part of these consolidated financial statements.

                      TASKER CAPITAL CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   NATURE OF OPERATIONS

Tasker Capital Corp. has entered into an exclusive license agreement with a privately-held development company, pHarlo Citrus Technologies, Inc. ("pHarlo"), to manufacture, distribute and market products using a licensed and patented process that utilizes a solution that enables copper sulfate, widely known for its bacteriostatic properties, to remain active throughout a wide range of pH values. The Company is continuing its clinical research and development of future products in the oral care, food processing, skin care and pet products industries.

Presently the Company markets CloseCall(TM), an anti-microbial oral hygiene breath drink. The Company is in the development stage; therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. The Company began shipping CloseCall(TM) in February 2005 to the New England market.

2.   UNAUDITED STATEMENTS

The accompanying condensed consolidated financial statements of Tasker Capital Corp. and Subsidiaries (collectively, the "Company" or "Tasker") for the three-month periods ended March 31, 2005 and 2004 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods. These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may occur for the year ending December 31, 2005.

3.   SELECTED ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Development Stage Company:

The Company is a development stage company as defined in the Statements of Financial Accounting Standards ("SFAS") No. 7. The Company is devoting substantially all of its present efforts to establish a new business and with the exception of its brand Close Call(TM), none of its planned principal operations have commenced as of March 31, 2005. All losses accumulated since inception have been considered as part of the Company's development stage activities.

                      TASKER CAPITAL CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Stock Based Compensation:

As allowed by SFAS No. 123. "Accounting for Stock-Based Compensation" (amended by SFAS No. 148), the Company has elected to measure stock-based compensation expense using the intrinsic value method prescribed by Accounting Principals Board ("APB") No. 25 and provide disclosure-only provisions of SFAS No. 123. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the exercise price an employee or director must pay to acquire stock. If the Company had determined compensation expense based on the fair value using the Black-Scholes option pricing model at the grant dates consistent with SFAS Nos. 123 and 148, the pro forma effect on the Company's net loss and net loss per common share would have been the following for the three-month periods ended March 31, 2005 and 2004 and the period of inception, May 13, 1996 to March 31, 2005:

                                                 2005             2004        Since Inception
                                            --------------   --------------   ----------------
Net loss, as reported                       $  (3,283,899)   $    (257,567)   $ (11,081,168)

Add: Stock based compensation included
in net loss, as reported                          484,000                         1,415,935

Less: Stock based compensation expense
determined under the fair value method         (2,277,000)         (28,812)      (5,178,800)

                                            -------------    -------------    -------------

Net loss, pro-forma                         $  (5,076,899)   $    (286,379)   $ (14,844,033)
                                            =============    =============    =============

Basic and diluted loss per share,
as reported                                 $       (0.06)   $       (0.02)   $       (0.83)
                                            =============    =============    =============
Basic and diluted loss per share,
pro-forma                                   $       (0.09)   $       (0.02)   $       (1.11)
                                            =============    =============    =============

The following assumptions were applied in determining stock based compensation expense under the fair value method:

                                       2005                 2004
                                 ----------------     ---------------

Risk-free interest rate            2.10 - 3.44%            3.25%
Expected option term                 2.5 years         2.5 - 3 years
Expected price volatility              190%                 122%
Dividend yield                         --                   --

                      TASKER CAPITAL CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basic and Diluted Loss Per Common Share:

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include common stock equivalents. The Company's common stock equivalents currently include stock options, convertible debentures and warrants. Unexercised stock options and warrants to purchase common stock and debentures convertible into common stock as of March 31, 2005 are as follows:


     Options                                  17,550,000
     Warrants                                  7,980,575
     Convertible Debentures                    5,940,000
                                          ---------------
                                              31,470,575
                                          ===============

The foregoing common stock equivalents were excluded from the calculation of net loss per common share since their inclusion would be antidilutive.

Reclassifications:

Certain prior period amounts have been reclassified to conform to the 2005 presentation.

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)." SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

                      TASKER CAPITAL CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

4.   STOCKHOLDERS' EQUITY:

In December 2004, the Company completed the private placement of 9,406,250 shares of its common stock with several accredited investors for an aggregate purchase price of $15,050,000 or $1.60 per share. The common shares related to this private placement were issued in 2005.

In February 2005, a secured promissory note holder exchanged his note in the amount of $49,950, plus interest and services rendered over the past two years for 32,272 restricted common shares at $1.65, or $2.30 less than the market value of the stock on the date of the exchange. In connection with the exchange, the Company recognized approximately $74,000 of consulting fees during the three month period ended March 31, 2005. As the common shares have yet to be issued, the entire amount of the exchange (approximately $127,000) has been classified as common stock subscribed at March 31, 2005.

During the three-month period ended March 31, 2005, stockholders' equity was also increased as a primary result of (i) the issuance of options for vendor services of approximately $1.25 million, (ii) employee stock-based compensation of approximately $484,000, (iii) the conversion of approximately $50,000 of convertible debentures and accrued interest into approximately 249,900 shares of common stock and (iv) the exercise of approximately 2.2 million warrants generating cash proceeds of approximately $128,000.

5.   LETTER OF INTENT:

The Company has entered into a letter of intent to purchase certain assets, including utility patents, of pHarlo Citrus Technologies, Inc. ("pHarlo), Pharlo Citrus Properties Partnership, LLLP, pHarlo's manufacturing affiliate, Indian River Labs LLC, and pHarlo's marketing subsidiary, Coast-to-Coast Labs, LLC for approximately $2.2 million in cash and options to purchase approximately 19.7 million shares of the Company's common stock at an exercise price of $0.25. The base patents would be assigned to a new entity in which Tasker would own 20% of the equity. This 20% equity stake would be issued to Tasker as a component of the transaction with pHarlo and Indian River Labs. Under the terms of the letter of intent, the Company would have all rights to the product ranges of pre-harvest and post-harvest food processing, oral care, skin care, pet products, hangover remedy, alcohol abatement and water treatment and, a right of first refusal to all new products outside of the foregoing product ranges developed by the new company holding the base patents.

Through March 31, 2005, the Company has capitalized acquisition costs of approximately $315,000.

                      TASKER CAPITAL CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The completion of the transaction is subject to approval by the Company's Board of Directors, completion of satisfactory due diligence by Tasker and the negotiation of definitive transaction documents. No assurances can be made that the contemplated transaction with pHarlo and affiliates will be consummated.

6.   OTHER ITEMS

(a) Advances to pHarlo, pHarlo related entities and others

During the three-month period ended March 31, 2005, pursuant to a series of additional loan agreements, the Company loaned an additional $1,986,000 (including $136,000 paid to a vendor on behalf of pHarlo). The loans bear an interest rate at 7% per annum (0% for the first six months) and have terms of 1 year. The loans represent cash advances against bonus payments due under the contemplated acquisition (see Note 5) to the principals supported by the following promissory notes: January 9, 2005 note with Barry Cummins-$250,000; January 3, 2005 note with David Creasy-$100,000; March 1, 2005 note with David Creasy-$150,000; January 10, 2005 note with David Dickinson-$100,000 and March 4, 2005 note with David Dickinson-$150,000. In addition, three $100,000 loans and one $75,000 loan were advanced to Pharlo Citrus Properties Partnership LLLP as promissory notes on January 20, 2005, February 15, 2005, March 7, 2005 and March 31, 2005 -each loan representing working capital to the pHarlo group of companies to build out and fund their manufacturing facilities and one $100,000 loan to Coast to Coast Labs on March 3, 2005. Finally, on March 28, 2005 the Company advanced to David Creasey, one of the principals of Indian River in the form of a promissory note $625,000.

Subsequent to March 31, 2005, the Company advanced pHarlo an additional approximate $162,000.

In February 2005, the Company advanced an aggregate of $620,000 towards the contemplated acquisition of 73% of Biofilm Strategies Corporation (see Note 6b).

                      TASKER CAPITAL CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(b)  Subsequent events

On April 12, 2005, the Company entered into an employment letter with Mr. Richard Weiner to become Vice President Sales for beverages, cosmetic and pet care divisions. Under the terms of the employment letter, the Company will pay Mr. Weiner an annual base salary of $150,000, plus a one-half percent commission (0.5 %) on all Close Call(TM) product sold, up to the quarterly sum of $12,500. In addition, Mr. Weiner will receive an option to purchase up to 500,000 shares of the Company's common stock at an exercise price of $3.14 per share, subject to certain vesting provisions, is eligible to participate in the Company's Management Incentive Program, and other benefits.

On April 19, 2005, the Company entered into a five year lease effective May 1, 2005 to lease executive office space at Corporate Center, 39 Old Ridgebury Road-Suite 14, Danbury, CT 06817 at an annual base rent of $173,660, subject to modest annual increases thereafter. On May 1, 2005, the Company relocated to this address.

On April 27, 2005, the Company purchased 359,000 common shares, a 27 % equity interest, in Biofilm Strategies Corporation ("BioFilm"), a company with technology designed to eradicate biofilms, a protective coating that forms on listeria and other pathogens making them resistant to traditional remedies of eradicating bacteria, from Electric Aquagenics Unlimited, Inc., for $718,000. Additionally, in April 2005, the Company advanced an additional aggregate of $320,000 to the owners of the remaining 73% of BioFilm as an advance on the Company's contemplated acquisition of additional common shares of BioFilm. The $320,000 is in addition to $620,000 advanced in February 2005. The parties continue to negotiate the terms of the acquisition. There can be no assurance that the acquisition will close. Should the acquisition not close, the Company will seek the repayment of the funds advanced.

On May 16, 2005, the Company amended the employment agreements of each of Messrs. Robert P. Appleby and James Burns. Under the terms of the Amendment 1 to the Executive Employment Agreement between Tasker and each of Mr. Appleby and Mr. Burns, the executive's potential annual bonus payment is two percent (2.0%) of the Company's annual operating profits. This amendment reflects the terms agreed to by each of Mr. Appleby and Mr. Burns and the Company's Board of Directors, upon the review by and recommendation of the Compensation Committee of the Company's Board of Directors.

On May 16, 2005 the Company amended Mr. Jenkins' employment agreement. As amended, Mr. Jenkins' annual base compensation will be raised from $150,000 to $200,000. This amendment has been approved by the Company's Board of Directors upon the review by and recommendation of the Compensation Committee of the Company's Board of Directors.

(c)  Subsequent common stock issuances:

Through May 13, 2005, the Company issued an additional 4.0 million common shares in connection with the following:


           Debenture conversions             3,840,000
           Warrant exercises                   190,000
                                            -----------
                                             4,030,000
                                            ===========

Item 2. Management's Discussion and Analysis or Plan of Operation.

(a) General Overview

Tasker is a manufacturer, distributor and marketer of products using a licensed patented process that utilizes a highly charged, acidified, yet stable and safe solution that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values. The Company markets Close Call(TM), an anti-microbial oral hygiene breath drink and has begun clinical testing of its licensed technology in the poultry scalding process, as discussed below. The Company is continuing its clinical research and hopes to develop future products using the licensed process in the pre-harvest and post-harvest food processing, oral care, skin care, pet products, hangover remedy, alcohol abatement and water treatment industries.

(i) RESULTS OF OPERATIONS

The Company incurred a net loss of approximately $3.3 million or $0.06 per basic share for the quarter ended March 31, 2005 compared to a net loss of approximately $258,000 or $0.02 per basic share for the quarter ended March 31, 2004. As of March 31, 2005, the Company had a deficit accumulated during the development stage of approximately $11.1 million.

The heightened loss incurred by the Company in the first quarter of 2005 reflects the costs of additional financing, personnel and consulting required to execute the Company's plans to develop products and related markets. Management expenses increased by approximately $783,000 reflecting the addition of senior management to oversee the oral care, food processing, cosmetic and pet product divisions. Professional fees increased by approximately $1.5 million due primarily to a charge of approximately $1.3 million for stock options issued to consultants for services rendered. Professional fees also increased as a result of consultant fees associated with gaining regulatory approval for its poultry processing product; legal fees for intellectual property reviews and due diligence support in the Company's effort to acquire certain assets of pHarlo Citrus Technologies, Inc. ("PCT"), Indian River Labs, LLC ("IRL"), Pharlo Citrus Properties Partnership, LLLP and Coast- to- Coast Laboratory, LLC ("Coast to Coast"); additional product development and marketing costs of approximately $57,000 for marketing research, branding and promotion for its Close Call(TM) roll-out. The Company also recognized an expense of $484,000 for stock based compensation as a result of "in the money" stock options issued to employees. Interest expense also increased to approximately $67,000 from approximately $30,000 for the 3-month period during 2004, primarily as a result of the accrual of interest due on the convertible debentures issued by the Company during 2004.

(ii) LIQUIDITY AND CAPITAL RESOURCES

Current Position

The Company's net cash used in operating activities during the three months ended March 31, 2005 was approximately $1.9 million. Cash used in investing activities during this period was approximately $3.0 million representing cash advances against payments due PCT and IRL principals under the contemplated acquisition agreement with PCT, IRL and Coast to Coast. These cash advances are represented in the following promissory notes: January 10, 2005 note with Barry Cummins-$250,000 (exhibit 10.30); January 3, 2005 note with David Creasy-$100,000 (exhibit 10.31); March 1, 2005 note with David Creasy-$150,000 (exhibit 10.32); January 10, 2005 note with David Dickinson-$100,000 (exhibit 10.33) and March 4, 2005 note with David Dickinson-$150,000 (exhibit 10.34). In addition, three $100,000 loans and one $75,000 loan were advanced to Pharlo Citrus Properties Partnership, LLLP as promissory notes on January 20, 2005 (exhibit 10.35), February 15, 2005 (exhibit 10.36), March 7, 2005 (exhibit 10.37) and March 31, 2005 (exhibit 10.38), each loan representing working capital to the pHarlo group of companies to build out and fund their manufacturing facilities and one $100,000 loan to Coast to Coast on March 3, 2005 (Exhibit 10.39). On March 28, 2005 the Company advanced to David Creasey, one of the principles of IRL, in the form of a promissory note $625,000 secured by Company options and stock (exhibit 10.40).

In February 2005, the Company advanced an aggregate of $620,000 towards the contemplated acquisition of 73% of Biofilm Strategies Corporation. Additionally, in April 2005, the Company advanced an additional aggregate of $320,000 to the owners of the remaining 73% of BioFilm as an advance on the Company's contemplated acquisition of additional common shares of BioFilm. The parties continue to negotiate the terms of the acquisition. There can be no assurance that the acquisition will close. Should the acquisition not close, the Company will seek the repayment of the funds advanced.

The Company's net cash provided from financing activities was approximately $128,000 principally from the exercise of warrants.

As of March 31, 2005, the Company had approximately $9.4 million in cash and cash equivalents, a current ratio of approximately 6-to-1, and a tangible book value of approximately $0.22 per share (based on basic outstanding shares as of year-end).

The Company is in violation of certain covenants of its Convertible Debentures issued on April 30, 2004 and July 22, 2004. As a result of such violation, principal and accrued interest on outstanding debentures became immediately due and payable at the option of holders and, as a result, as of March 31, 2005, the Company has classified the entire remaining principal balance in the amount of approximately $387,000 and interest of approximately $161,000 as a current liability and has amortized the debt discount associated with the remaining principal balance. The Company intends to pay all interest due on its existing notes in May 2005.

(b) Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict,"
"potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Company's Annual Report on Form 10KSB for the year ended December 31, 2004 under the caption "Risk Factors" and to which reference is made and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

(c) Plan of Operations

In February 2005, the Company formed five wholly-owned subsidiaries for each respective product line and one for its manufacturing operations.

In late 2002, the Company entered into an Exclusive License Agreement (the "License Agreement") with PCT to use, sell, develop, market and distribute products using its proprietary, patented technology for consumer oral care, food processing, pet products, and skin care. Pursuant to the License Agreement, the Company agreed to make royalty payments to PCT based on product sales and issued warrants to PCT's stockholders to purchase an aggregate of 300,000 shares of the Company's common stock. In conjunction with the License Agreement, Tasker entered into a Production Agreement with IRL, a privately held manufacturing corporation affiliated with PCT, to manufacture and sell to the Company concentrates for the products licensed by PCT.

The proprietary technology - pHarlo - creates an environment in which hydrogen protons attach to a single copper ion, suspending the copper ion indefinitely in a liquid state. In this state of suspension, copper interferes with the cellular growth of both anaerobic and facultative organisms by interfering with the bacteria's respiration. The solution uses only ingredients that are on the Federal GRAS (Generally Regarded As Safe) list.

In September 2004, the Company entered into a worldwide exclusive field of use license agreement with PCT that entitles it to receive sufficient quantities of the pHarlo concentrate as it considers necessary to satisfy customer demand in the product ranges of post-harvest food processing, oral care, skin care and pet products. In accordance with the agreement, IRL will supply directly to Tasker, or its designees, the pHarlo concentrate for which PCT will receive payment based on a mutually agreed upon volume price.

On February 22, 2005, the Company announced a letter of intent to purchase certain assets of PCT, IRL, Pharlo Citrus Properties Partnership, LLLP and PCT's marketing affiliate, Coast- to- Coast (collectively, the "Sellers"). The negotiation of this transaction is ongoing, and at closing, certain of the following terms may be changed to reflect the ongoing negotiations. As presently structured, if this transaction is consummated, the Company will purchase certain assets from the Sellers, including sublicenses for the base patents and assignments of the U.S. and foreign patent applications listed below. The owner of the base patents has licensed exclusive rights for certain applications under the patents to PCT, and PCT has assigned those rights to a wholly-owned subsidiary ("pHarlo IP, LLC"). The Company anticipates that pHarlo IP, LLC will sublicense said rights to certain applications of the base patents to the Company. At closing, in connection with this transaction but pursuant to a separate agreement, Tasker will own approximately 20% of the equity of a holding company, which will in turn own all of pHarlo IP, LLC. Under the terms of the proposed acquisition, the Company will have exclusive rights in the following fields of use for the base patents: pre-harvest and post-harvest food processing, oral care, skin care, pet products, hangover remedy, alcohol abatement and water treatment, as well as a right of first refusal to all new products outside of these fields of use developed by pHarlo IP, LLC. If and when the Company completes the proposed acquisition of certain assets of the Sellers, the volume priced payments and/or royalty payments to PCT and IRL will cease.

The consideration payable to Sellers by Tasker in the transaction will consist of cash and stock. At closing, the consideration will be adjusted by a sum, as yet undetermined, that will be paid to Sellers by Tasker in connection with an expected tax liability. Tasker anticipates that the consideration will be comprised of approximately $2,200,000 in cash and the issuance by Tasker to the sellers of approximately 19,670,000 shares of Tasker common stock. At the closing, the amount of stock to be issued will be reduced by purchase price adjustments, which presently consist of approximately 400,000 shares representing operating costs advanced to Sellers, and the tax payment. Tasker anticipates that it will raise the money for a portion of the consideration prior to the closing. A portion of the shares of Tasker common stock issued to Sellers will be issued pursuant to the terms of restricted stock agreements providing for the lapse of restrictions over a two year period or earlier if certain revenue growth milestones are achieved or if other events occur, such as the departure from the Company of certain key executives. It is anticipated that approximately twenty percent of the common stock issued to the selling entities will be registered, so as to enable resales by Mr. Cummins. In addition, Tasker will offer employment contracts through May 15, 2007 to each of IRL's, Coast to Coast's, Pharlo Citrus Properties Partnership, LLLP's and PCT's employees at agreed upon salaries to ensure their continued participation in the combined company. Importantly, the completion of the transaction is subject to approval by Tasker's Board of Directors, completion of satisfactory due diligence by Tasker, and the negotiation of definitive transaction documents. Tasker began its business due diligence late in the fourth quarter of 2004 and legal due diligence began during the first quarter of 2005. The Company expects the transaction to be completed during the second quarter of the current year.

In September 2004, the Company also entered into a Partnership Agreement with Wynn Star Specialty Flavors LLC ("Wynn Starr"), a leading supplier of culinary ingredients and technology to the food industry, to assist in marketing the Company's licensed technology to the poultry processing industry. Under the
terms  of  the  Partnership  Agreement,   Wynn  Starr  will  use  its  extensive
relationships in the poultry processing industry to market the Company's licensed technology in consideration for the right to produce the final product to be supplied to the consumer using the concentrated solution manufactured by Indian River. During the first quarter of 2005, the USDA granted the Company permission to conduct in-plant commercial verification of its technology for use in poultry processing. This permission is significant to the Company because it allows the poultry processors to sell to consumers the birds involved in the verification process. Without such approval, the birds would be destroyed and the cost would have been absorbed by Tasker. Since the commercial verification requires testing at full production and involves a large number of birds the associated costs can be significant. Upon the successful completion of the commercial verification process, the Company expects to receive final approval by the USDA and then would be able to enter into contracts with poultry processors for the sale of its pHarlo technology. There can be no assurance that Tasker will successfully complete the commercial verification process.
 If Tasker does complete the commercial verification process successfully, there can be no assurance that Tasker will enter into such commercial contracts or, if it does, that such commercial contracts will be profitable.

Tasker also began selling its oral hygiene drink, Close Call(TM) during the first quarter of 2005. Close Call(TM) is marketed as the world's first clinically proven anti-microbial oral hygiene breath drink that eliminates odors from tobacco, garlic, onion and alcohol and removes germs and bacteria that cause bad breadth. The Company began distributing the product in the New England states and has plans to complete a nationwide rollout of the product during the summer. The Company has experienced significant demand for Close Call during its initial rollout. The Company began shipping Close Call on February 24, 2005 and sold approximately 44,400 bottles by March 31, 2005, generating $60,875 in net revenue.

On March 21, 2005, Tasker announced that intended to market its pet shampoo and pet breath spray through Mayfair Sales, the sales and distribution company with the license for The Sock Puppet brand. Mayfair Sales intends to distribute Tasker's pet products to approximate 700 stores, nationwide. The Company intends to develop additional products for pets using the pHarlo technology.

The Company intends to develop further applications using the pHarlo technology in post-harvest food processing, skin care, water purification and pet care industries and, upon the successful completion of its acquisition of certain assets of pHarlo, Indian River and Coast to Coast, it also intends to develop applications in pre-harvest food processing and water purification. The Company is currently investigating the applicability of the pHarlo technology to fishing boats, seafood farms, commercial and retail seafood processing, to inhibit bacteria from the point of origin to final processing, and prolong shelf life. Tasker will also explore other applications for the pHarlo technology for which it can develop products and markets.

PCT holds an exclusive license to the base patents for the underlying pHarlo technology (U.S. patent nos. 5,989,595 and 6,242,011 PCT has also filed an additional 10 U.S. and foreign patent applications for the following uses:


      o     Antimicrobial Processing Aid and Food      o     Antimicrobial Composition for
            Additive                                         Pre-Harvest and Post-Harvest Treatment
                                                             of Plants and Animals

      o     Oral Health Care Drink and Method for      o     Hangover Remedy and Alcohol Abatement
            Reducing Malodors                                Composition

      o     Skin Care Composition for                  o     Antimicrobial Processing Aid and Food
            Dermatological Disorders                         Additive (ice, water, shellfish, etc.)

      o     Antimicrobial Wastewater Treatment         o     Antimicrobial agent

      o     UNIFRESH (antimicrobial sprays, baths,     o     Alcohol Hangover Remedy
            washes for animals, pens)

      o     Oral Health Care Drink for Mouth Sores     o     Antimicrobial Treatment for
            and Canker Sores                                 Contaminants on Cooked Food

With the pending acquisition of certain assets of the Sellers, Tasker expects have the ability to treat animals, feed, pens, waste and water for bacteria reduction prior to slaughter. The Company believes that this technology is highly synergistic with the current food processing technology for poultry, meat and seafood. In order to complete the loop and have the ability to control pathogens on cooked food and plant and equipment, the Company is reviewing a variety of technologies, including developing a derivative of the pHarlo technology. The Company focused on listeria, due to the lack of any known process to treat these bacteria. Through the Company's association with Dr. Scott Russell, the Company believes that the technology developed by Dr. Russell's company, Biofilm Strategies Inc., holds a great deal of promise, particularly regarding its effectiveness against Listeria. Biofilm Strategies Corporation's proprietary technology is designed to eradicate biofilms, a protective coating that forms on listeria and other pathogens making them resistant to traditional remedies of eradicating bacteria,. On April 27, 2005, the Company purchased 359,000 common shares, a 27 % equity interest, in Biofilm Strategies Corporation from Electric Aquagenics Unlimited, Inc. for seven hundred eighteen thousand dollars ($718,000).

The Company believes it has sufficient working capital to meet its business plan over the next 12 months and does not anticipate needing any additional external funding at this time.

(d)  Future Operations

         The Company intends to further develop applications using the pHarlo technology in the food processing, skin care, water purification and pet care industries. It also will consider other unique technologies for which it can develop products and markets. In February 2005, the Company formed five wholly-owned subsidiaries for each respective product line and one for its manufacturing operations. Although the Company's objective is to develop and cultivate markets for each product with the goal of generating net profits, its current structure supports other potential alternatives that could result in the achievement of additional value from its product lines for its shareholder base. The Company intends to take into consideration any and all strategies that will maximize shareholder value.

The Company has entered into various license, consultant, and employment agreements throughout the year. Approximate future minimum annual contractual obligations under these agreements is as follows:

                                  2005             2006             2007            2008             2009
                              --------------   --------------   -------------   --------------   -------------
License agreements                  614,000        4,664,000       4,826,000        4,995,000       5,170,000
Consulting agreements                84,000           24,000          22,000
Employment agreements             1,157,000        1,190,000       1,133,000           10,000
Notes Payable Shareholders                                           525,000
Convertible Debentures                                               169,000
                              --------------   --------------   -------------   --------------   -------------
Total                             1,855,000        5,878,000       6,675,000        5,005,000       5,170,000
                              ==============   ==============   =============   ==============   =============


APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved are critical to an understanding of our financial statements.

Critical accounting policies include those related to our stock based compensation, convertible debentures and development stage status. Reference is made to Item 6, Management's Discussion and Analysis or Plan of Operations under the caption "Application of Critical Accounting Policies" of the Company's Annual Report On Form 10-KSB for the year ended December 31, 2004.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive
Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. As described in the Company's Annual Report on Form 10-KSB, the Company has already instituted, and is continuing to implement, corrective actions with respect to the material weakness identified in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Substantial remediation of the reported weakness is expected to be completed by the end of the second quarter. In addition, during our first fiscal quarter, the Company failed to file Current Reports on Form 8-K to report the entry into material definitive agreements (certain of which were also reportable under other Items on the Form 8-K). The Company has disclosed those agreements in this Quarterly Report and has taken steps to ensure that the execution or amendment of material contracts in the future is reported in a timely manner on Form 8-K, including increased communications of the rules governing our disclosure obligations and tighter integration of our reporting requirements with operations of the business. The Company believes that the actions it has taken to date in that regard, when taken as a whole, have mitigated the material weakness and other deficiencies with respect to the preparation of this Quarterly Report on Form 10-QSB such that the information required to be disclosed in this Form 10-QSB has been recorded, processed, summarized and reported correctly.

Other than noted above, there were no changes to the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

See Part I, Item 2 - Management's  Discussion and Analysis or Plan of Operations
- Liquidity and Capital Resources, for a discussion of current defaults under Convertible Debentures.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securities holders for a vote during the fiscal quarter ended March 31, 2005.

Item 5. Other Information.

See Part I, Item 2 - Management's  Discussion and Analysis or Plan of Operations
- Liquidity and Capital Resources, Current Position, for a discussion of promissory notes entered into in the first quarter of 2005, and for changes to the terms of the previously announced asset transaction with PCT, IRL, Pharlo Citrus Properties Partnership, LLLP, and Coast to Coast.

In January 2005, the Company's Board of Directors awarded Messrs. Appleby and Burns incentive bonuses of $80,000 each as additional compensation to their then annual base salaries of $120,000. The Board of Directors took into consideration their successful efforts in re-branding the Company's oral hygiene product, progress made in establishing a presence in the poultry processing industry and their success in communicating the Company's investment merits to the investment community--since assuming their executive management roles with Tasker, the market value of shares in the Company's common stock rose from $0.17 to $2.60 by year-end 2004.

On February 3, 2005, the Company agreed to issue to Philip Georgas 32,272 shares of common stock, in consideration of the exchange and surrender by Mr. Georgas of the Company's secured promissory note to Mr. Georgas, dated November 26, 2002, in the amount of $49,950, principal amount plus accrued interest (exhibit 10.41)

On April 12, 2005, the Company entered into an employment letter with Mr. Richard Weiner to become Vice President Sales for beverages, cosmetic and pet care divisions. Under the terms of the employment letter, the Company will pay Mr. Weiner an annual base salary of $150,000, plus a one-half percent commission (0.5 %) on all Close Call(TM) product sold, up to the quarterly sum of $12,500. In addition, Mr. Weiner will receive an option to purchase up to 500,000 shares of the Company's common stock at an exercise price of $3.14 per share, subject to certain vesting provisions, is eligible to participate in the Company's Management Incentive Program, and other benefits (exhibit 10.42).

On May 16, 2005, the Company amended the employment agreements of each of Messrs. Robert P. Appleby and James Burns. Under the terms of the Amendment 1 to the Executive Employment Agreement between Tasker and each of Mr. Appleby (exhibit 10.43) and Mr. Burns (exhibit 10.44), the executive's potential annual bonus is determined by two percent (2.0%) of operating earnings from $0 to $50,000,000 plus one and three-quarter percent (1.75%) on operating earnings from $50,000,000 to $100,000,000 plus one and one-half percent (1.50%) on operating earnings from $100,000.001 to $150,000,000 plus one and one-quarter percent (1.25%) on operating earnings from $150,000,001 to $300,000,000 plus one percent (1.0%) on operating earnings over $300,000,000. This amendment reflects the terms agreed to by each of Mr. Appleby and Mr. Burns and the Company's Board of Directors, upon the review by and recommended of the Compensation Committee of the Company's Board of Directors.

On May 16, 2005 the Company amended Mr. Jenkins' employment agreement. As amended, Mr. Jenkins' annual base compensation will be raised from one hundred and fifty thousand dollars ($150,000) to two hundred thousand dollars ($200,000). This amendment has been approved by the Company's Board of Directors upon the review by and recommendation of the Compensation Committee of the Company's Board of Directors (exhibit 10.45).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-B.

(a)      Exhibits

         See Exhibit Index.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TASKER CAPITAL CORP.

                                       By: /s/ Robert P. Appleby
                                           -----------------------
                                           Robert P. Appleby
                                           Chief Executive Officer


May 16, 2005

                                  Exhibit Index

10.30 Promissory note by Barry Cummins to Tasker Capital Corp., dated January 10, 2005.

10.31 Promissory note by David Creasy to Tasker Capital Corp., dated January 3, 2005

10.32 Promissory note by David Creasy to Tasker Capital Corp., dated March 1, 2005.

10.33 Promissory note by David Dickinson to Tasker Capital Corp., dated January 10, 2005.

10.34 Promissory note by David Dickinson to Tasker Capital Corp., dated March 4, 2005.

10.35    Loan Agreement by and between Pharlo Citrus Properties
         Partnership, LLLP and Tasker Capital Corp., dated January 20,
         2005.

10.36    Loan Agreement by and between Pharlo Citrus Properties
         Partnership, LLLP and Tasker Capital Corp., dated February 15,
         2005.

10.37    Loan Agreement by and between Pharlo Citrus Properties
         Partnership, LLLP and Tasker Capital Corp., dated March 7,
         2005.

10.38    Loan Agreement by and between Pharlo Citrus Properties
         Partnership, LLLP and Tasker Capital Corp., dated March 31,
         2005.

10.39    Loan Agreement by and between Coast to Coast and Tasker
         Capital Corp., dated March 3, 2005.

10.40 Promissory Note by David Creasy to Tasker Capital Corp., dated March 28, 2005.

10.41 February 3, 2005 sale of promissory note by Philip Georgas to Tasker Capital Corp. in the sum of $49,950 plus interest and services for 32,272 restricted common shares at US $1.65 share.

10.42 Employment agreement between Tasker Capital Corp. and Mr. Richard Weiner dated April 12, 2005.

10.43 Amendment No. 1 to Executive Employment Agreement, dated May 16, 2005, between Tasker Capital Corp. and Robert P. Appleby.

10.44 Amendment No. 1 to Executive Employment Agreement, dated May 16, 2005, between Tasker Capital Corp. and James Burns.

10.45 Amendment No. 1 to Executive Employment Agreement, dated May 16, 2005, between Tasker Capital Corp. and Robert D. Jenkins.

31.1     Rule 13a-14(a)/15d-14(a) Certification by Chief Executive
         Officer

31.2     Rule 13a-14(a)/15d-14(a) Certification by Chief Financial
         Officer

32.1     Section 1350 Certifications by Chief Executive Officer.

32.2     Section 1350 Certifications by Chief Financial Officer.