Form 10QSB/A
period 2005-03-31
TASKER CAPITAL CORP
filed 2005-06-14
CIK 1084557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ___________to_______________

             Commission file number _______________________________

                              TASKER CAPITAL CORP.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                          88-0426048
------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)

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

Transitional Small Business Disclosure Format (Check one):  Yes|_| No |X|

                                EXPLANATORY NOTE

This amendment No. 1 to the quarterly report on Form 10-QSB/A hereby amends Tasker Capital Corp.'s quarterly report on Form 10-QSB for the period ended March 31, 2005, which was filed on May 16, 2005 (the "Original Filing"). This amendment No. 1 is being filed for the purpose of amending and restating Item 2 of Part I, to correct certain information provided in the Original Filing. Specifically, the language stating, "Tasker anticipates that it will raise the money for a portion of the consideration prior to closing (the purchase of certain assets of PCT, IRL, pHarlo Citrus Properties Partnership, LLP and Coast to Coast)" has been removed. The Company issued a press release, shortly after the original filing, correcting this misstatement and further announced that Company management currently had no plans to raise money, nor believed it will need to raise additional money in the foreseeable future. Item 6 of Part II has also been amended to reflect the inclusion of updated certifications of Mr. Robert Appleby, Chief Executive Officer, and Mr. Robert Jenkins, Chief Financial Officer, filed as Exhibits 31.1 and 31.2 to this amendment No. 1.

The other Items of the Original Filing are unaffected by the changes described above and have not been amended in this Amendment No. 1 on Form 10-QSB/A to the Quarterly Report. All information in this amendment No. 1 on Form 10-QSB/A to the quarterly report is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing and does not modify or update the disclosures in the quarterly report on Form 10-QSB as filed in any way except with regard to the specific modifications described in this Explanatory Note. Accordingly, this amendment No. 1 on Form 10-QSB/A to the Quarterly Report should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

--------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION

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


PCT holds an exclusive license to the base patents for the underlying pHarlo technology (U.S. patent nos. 5,989,595 and 6,242,011) PCT has also filed an additional 10 U.S. and foreign patent applications for the following uses:

o        Antimicrobial Processing Aid and Food       o        Antimicrobial Composition for
         Additive                                             Pre-Harvest and Post-Harvest Treatment
                                                              of Plants and Animals

o        Oral Health Care Drink and Method for       o        Hangover Remedy and Alcohol Abatement
         Reducing Malodors                                    Composition

o        Skin Care Composition for Dermatological    o        Antimicrobial Processing Aid and Food
         Disorders                                            Additive (ice, water, shellfish, etc.)

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


                          PART II -- OTHER INFORMATION

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


                                                TASKER CAPITAL CORP.



                                                By:   /s/ Robert P. Appleby
                                                      -----------------------
                                                      Robert P. Appleby
                                                      Chief Executive Officer




June 14, 2005

                                  Exhibit Index


10.30 Promissory note by Barry Cummins to Tasker Capital Corp., dated January 10, 2005.*

10.31 Promissory note by David Creasy to Tasker Capital Corp., dated January 3, 2005.*

10.32 Promissory note by David Creasy to Tasker Capital Corp., dated March 1, 2005.*

10.33 Promissory note by David Dickinson to Tasker Capital Corp., dated January 10, 2005.*

10.34 Promissory note by David Dickinson to Tasker Capital Corp., dated March 4, 2005.*

10.35 Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and Tasker Capital Corp., dated January = 20, 2005.*

10.36 Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and Tasker Capital Corp., dated February = 15, 2005.*

10.37 Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and Tasker Capital Corp., dated March 7, = 2005.*

10.38 Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and Tasker Capital Corp., dated March = 31, 2005.*

10.39 Loan Agreement by and between Coast to Coast and Tasker Capital Corp., dated March 3, 2005.*

10.40 Promissory Note by David Creasy to Tasker Capital Corp., dated March 28, 2005.*

10.41 February 3, 2005 sale of promissory note by Philip Georgas to Tasker Capital Corp. in the sum of $49,950 plus interest and services for 32,272 restricted common shares at US $1.65 share.*

10.42 Employment agreement between Tasker Capital Corp. and Mr. Richard Weiner dated April 12, 2005.*

10.43 Amendment No. 1 to Executive Employment Agreement, dated May 16, 2005, between Tasker Capital Corp. and Robert P. Appleby.*

10.44 Amendment No. 1 to Executive Employment Agreement, dated May 16, 2005, between Tasker Capital Corp. and James Burns.*

10.45 Amendment No. 1 to Executive Employment Agreement, dated May 16, 2005, between Tasker Capital Corp. and Robert D. Jenkins.*

31.1  Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. **

31.2  Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.**

32.1  Section 1350 Certifications by Chief Executive Officer.**

32.2  Section 1350 Certifications by Chief Financial Officer.**

*Previously filed with the Company's Quarterly Report on 10-QSB for the quarter ended March 31, 2005, filed on May 16, 2005.
**Filed herewith.