Form 10QSB
period 2005-06-30
TASKER CAPITAL CORP
filed 2005-08-15
CIK 1084557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ___________to_______________

                        Commission file number 000-32019
                                               ---------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 84,189,500 shares of Common stock as of August 5, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended June 30, 2005 and 2004, should be read in conjunction with the audited annual consolidated financial statements and the notes thereto.

Our condensed consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

                     TASKER CAPITAL CORP. AND SUBSIDIARIES
                         (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 June 30, 2005
                                  (Unaudited)

ASSETS
Current assets:
      Cash and cash equivalents                                                      $  4,250,093
      Accounts receivable                                                                 225,364
      Notes receivable                                                                  1,565,000
      Inventories                                                                       1,101,129
      Prepaid expenses                                                                    769,358
      Prepaid commissions                                                                 170,000
                                                                                     ------------

      Total current assets                                                              8,080,944

Property and equipment, net                                                               501,906
Notes receivables                                                                       2,482,346
Prepaid royalties                                                                       1,000,000
Investment in equity investee                                                             707,525
Deferred acquisition costs                                                                571,463
Deposit, net                                                                               31,926
License, net                                                                              174,241
                                                                                     ------------

                                                                                     $ 13,550,351
                                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Convertible debentures                                                         $    217,000
      Accounts payable                                                                    855,001
      Accrued royalties                                                                   930,000
      Other accrued liabilities                                                           373,014
                                                                                     ------------

      Total current liabilities                                                         1,445,015
                                                                                     ------------

Long-term liabilities:
      Notes payable - shareholders                                                        426,170
      Accrued royalities                                                                  930,000
                                                                                     ------------
                                                                                        1,356,170

Stockholders' equity:
      Common stock, $0.001 par value; authorized 300,000,000 shares; issued and
      outstanding 64,747,162                                                               64,747
      Additional paid-in capital                                                       25,478,675
      Deficit accumulated during the development stage                                (14,794,255)
                                                                                     ------------

      Total stockholders' equity                                                       10,749,166
                                                                                     ------------

                                                                                     $ 13,550,351
                                                                                     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TASKER CAPITAL CORP. AND SUBSIDIARIES
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                                 INCEPTION May 13,
                                                                                                                 1996 TO JUNE 30,
                                         THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,              2005
                                       -------------------------------       -------------------------------       ------------
                                           2005               2004               2005               2004               2005
                                       ------------       ------------       ------------       ------------       ------------
Revenues                               $    244,394       $         --       $    305,268       $         --       $    305,268

Cost of Goods Sold                           84,826                               109,987                               109,987
                                       ------------       ------------       ------------       ------------       ------------

Gross Profit                                159,568                               195,281                               195,281
                                       ------------       ------------       ------------       ------------       ------------

Expenses

    Management                            1,341,991            145,695          2,149,836            170,834          3,240,394
    Office related                          191,773             16,326            257,238             26,614            437,129
    Professional and Consulting           1,814,932            396,268          3,498,159            573,796          5,267,881
    Stock Based Compensation                                   260,000            484,000            260,000          1,415,935
    Product Development                      93,519             26,975            101,119             26,975            300,784
    Marketing                               269,202             47,186            324,237             47,186            653,786
    Filing and Stock transfer                 7,855             40,556             19,634             46,918            285,841
    Depreciation and Amortization            24,885              3,583             36,919              6,992             79,405
    Insurance                                                                      78,515                                78,515
    Selling                                  19,541                                24,421                                24,421
    Miscellaneous                            38,843              3,124             80,719              7,779            240,861
                                       ------------       ------------       ------------       ------------       ------------

Total Expenses                            3,802,542            939,713          7,054,798          1,167,094         12,024,952
                                       ------------       ------------       ------------       ------------       ------------

Loss From Operations                     (3,642,974)          (939,713)        (6,859,517)        (1,167,094)       (11,829,671)
                                       ------------       ------------       ------------       ------------       ------------

    Other Income (Expense):
       Interest expense                       2,362           (822,801)           (64,995)          (852,987)        (2,930,486)
       Loss on equity investee              (10,475)                              (10,475)                              (10,475)
       Other                                (62,000)                              (62,000)                              (23,623)
                                       ------------       ------------       ------------       ------------       ------------

Total Other Expense, net                    (70,113)          (822,801)          (137,470)          (852,987)        (2,964,584)
                                       ------------       ------------       ------------       ------------       ------------

Net Loss                               $ (3,713,087)      $ (1,762,514)      $ (6,996,987)      $ (2,020,081)      $(14,794,255)
                                       ============       ============       ============       ============       ============

Net Loss Per Common Share, basic
and diluted                            $      (0.06)      $      (0.11)      $      (0.11)      $      (0.13)      $      (0.97)
                                       ============       ============       ============       ============       ============

Weighted Average Common Shares
Outstanding, basic and diluted           63,706,722         16,754,307         61,283,582         15,632,554         15,248,878
                                       ============       ============       ============       ============       ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TASKER CAPITAL CORP. AND SUBSIDIARIES
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             SIX MONTHS ENDED JUNE 30,            INCEPTION
                                                          -------------------------------       May 13, 1996
                                                              2005               2004         TO June 30, 2005
                                                          ------------       ------------       ------------
Cash flows from operating activities:
     Net loss                                             $ (6,996,987)      $ (2,020,081)      $(14,794,255)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                              36,919              6,992             79,405
     Noncash interest                                           35,331            833,805          2,782,526
     Stock based compensation                                  484,000            260,000          1,415,935
     Loss on equity investee                                    10,475                                10,475
     Common stock, warrants and options for services         2,577,262            277,500          3,262,776
     Changes in operating assets and liabilities:
        Accounts receivable                                   (225,364)                             (225,364)
        Inventories                                         (1,001,331)                           (1,101,129)
        Prepaid expenses                                      (327,026)          (104,478)          (769,358)
        Prepaid commissions                                    (45,000)                             (170,000)
        Accounts payable                                       706,350            (56,305)           978,423
        Accrued royalties                                                                            (70,000)
        Other accrued liabilities                             (175,932)           (55,000)           373,014
                                                          ------------       ------------       ------------

     Net cash used in operating activities                  (4,921,302)          (857,567)        (8,227,552)
                                                          ------------       ------------       ------------

Cash flows from investing activities:
     Purchases of property and equipment                      (430,361)            (3,481)          (545,254)
     Advances pursuant to notes                             (3,485,950)             8,009         (4,078,215)
     Purchase of license                                                                            (160,000)
     Investment in equity investee                            (718,000)                             (718,000)
     Acquisition costs paid                                   (571,463)                             (571,463)
     Payments for deposits and other                           (16,160)                              (39,880)
                                                          ------------       ------------       ------------

     Net cash provided by (used in) investing
     activities                                             (5,221,934)             4,528         (6,112,812)
                                                          ------------       ------------       ------------

Cash flows from financing activities:
     Proceeds from private placements, net                                                        14,615,337
     Proceeds from convertible debentures, net                                    800,000          2,065,532
     Proceeds from other notes payable                                                               524,850
     Exercise of warrants                                      167,250                             1,334,800
     Other                                                         774            137,020             49,938
                                                          ------------       ------------       ------------

     Net cash provided by financing activities                 168,024            937,020         18,590,457
                                                          ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents        (9,975,212)            83,981          4,250,093

Cash and cash equivalents, beginning of period              14,225,305             33,479
                                                          ------------       ------------       ------------

Cash and cash equivalents, end of period                  $  4,250,093       $    117,460       $  4,250,093
                                                          ============       ============       ============

Supplemental disclosures of cash flow information:
     Interest paid                                        $     27,125       $         --       $    141,239
                                                          ============       ============       ============

Supplemental disclosures of noncash investing and
financing activities:
     Conversion of debt and accrued interest
     into common stock                                    $    269,930       $         --       $  2,458,883
                                                          ============       ============       ============
     Warrants issued and embedded conversion
     feature associated with debt financing               $         --       $    800,000       $  2,184,600
                                                          ============       ============       ============

     Warrants issued for license                          $         --       $         --       $     42,344
                                                          ============       ============       ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TASKER CAPITAL CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    NATURE OF OPERATIONS

Tasker Capital Corp. and its subsidiaries (collectively, "the Company" or "Tasker") manufactures, distributes and markets products using a patented process (the "pHarlo technology") that utilizes a solution that enables copper sulfate, widely known for its bacteriostatic properties, to remain active throughout a wide range of pH values. The Company currently markets Close Call(TM), an anti-microbial oral hygiene breath drink that utilizes the pHarlo technology and has begun clinical testing of the technology in the poultry scalding process and in various seafood applications. The Company is continuing its clinical research in the oral care, food processing, skin care and pet products industries. As a result of the acquisition by the Company of certain assets of pHarlo Citrus Technologies, Inc. ("PCTI"), Indian River Labs, LLC ("IRL"), pHarlo Citrus Properties Partnership, LLLP ("PCPP"), and Coast to Coast Laboratories, LLC ("C2C", and together with PCTI, PCPP and IRL, the "Selling Companies") in July 2005 (see Note 7), the Company now owns the utility patent applications and provisional patent applications associated with the pHarlo technology in the Company's field of use, and has entered into a new license agreement for the base patents associated with the pHarlo technology.

The Company is in the development stage; therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable.

2.    UNAUDITED INTERIM STATEMENTS

The accompanying condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2005 and 2004 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods. These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may occur for the year ending December 31, 2005.

The Company believes that cash on hand and cash flows from operations will provide sufficient working capital to meet its base business objectives. However, there may be circumstances that could accelerate the Company's use of capital, including but not limited to, its ability to implement a profitable business model, accelerated business growth, expedited product development and expanded marketing campaigns that may require additional working capital beyond the Company's existing capital resources. If this occurs, the Company, may from time to time, incur indebtedness or issue, in public or private transactions, equity or debt securities. There can be no assurance that suitable debt or equity financing will be available to the Company.

                      TASKER CAPITAL CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.    SELECTED ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Development Stage Company:

The Company is a development stage company as defined in the Statements of Financial Accounting Standards ("SFAS") No. 7. The Company is devoting substantially all of its present efforts to establish a new business and with the exception of its brand Close Call(TM), which has not produced significant revenues, none of its planned principal operations have commenced as of June 30, 2005. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Stock Based Compensation:

As allowed by SFAS No. 123. "Accounting for Stock-Based Compensation" (amended by SFAS No. 148), the Company has elected to measure stock-based compensation expense using the intrinsic value method prescribed by Accounting Principals Board ("APB") No. 25 and provide disclosure-only provisions of SFAS No. 123. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the exercise price an employee or director must pay to acquire stock. If the Company had determined compensation expense based on the fair value using the Black-Scholes option pricing model at the grant dates consistent with SFAS Nos. 123 and 148, the pro forma effect on the Company's net loss and net loss per common share would have been the following for the three and six month periods ended June 30, 2005 and 2004 and the period of inception, May 13, 1996 to June 30, 2005:

                                                                    Three Months Ended June 30,
                                                                  -------------------------------
                                                                      2005               2004
                                                                  ------------       ------------
Net loss, as reported (See Note 5)                                $ (3,713,087)      $ (1,762,514)

Add: Stock based compensation included in net loss, as
reported                                                                                  260,000

 Less: Stock based compensation expense determined under the
fair value method                                                   (1,246,378)          (482,925)
                                                                  ------------       ------------

Net loss, pro-forma                                               $ (4,959,465)      $ (1,985,439)
                                                                  ============       ============

Basic and diluted loss per share, as reported                     $      (0.06)      $      (0.11)
                                                                  ============       ============

 Basic and diluted loss per share, pro-forma                      $      (0.08)      $      (0.12)
                                                                  ============       ============

                      TASKER CAPITAL CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                     Six Months Ended June 30,
                                                                  -------------------------------
                                                                      2005               2004         Since Inception
                                                                  ------------       ------------       ------------
Net loss, as reported (See Note 5)                                $ (6,996,987)      $ (2,020,081)      $(14,794,255)

Add: Stock based compensation included in net loss, as
reported                                                               484,000            260,000          1,415,935

 Less: Stock based compensation expense determined under the
fair value method                                                   (3,523,428)          (511,737)        (6,425,178)
                                                                  ------------       ------------       ------------

Net loss, pro-forma                                               $(10,036,415)      $ (2,271,818)      $(19,803,498)
                                                                  ============       ============       ============

Basic and diluted loss per share, as reported                     $      (0.11)      $      (0.13)      $      (0.97)
                                                                  ============       ============       ============

 Basic and diluted loss per share, pro-forma                      $      (0.16)      $      (0.15)      $      (1.30)
                                                                  ============       ============       ============

The following assumptions were applied in determining stock based compensation expense under the fair value method:

                                         2005                          2004
                                     -------------                 -------------

Risk-free interest rate              2.10 - 3.44%                      3.25%
Expected option term                 2.5 - 5 years                 2.5 - 3 years
Expected price volatility                140%                          122%
Dividend yield                            --                            --

Basic and Diluted Loss Per Common Share:

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include common stock equivalents. The Company's common stock equivalents currently include stock options, convertible debentures and warrants. Unexercised stock options and warrants to purchase common stock and debentures convertible into common stock as of June 30, 2005 are as follows:

      Options                                    18,614,999
      Warrants                                    7,847,350
      Convertible Debentures                      2,540,000
                                                 ----------

                                                 29,002,349
                                                 ==========

                      TASKER CAPITAL CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The foregoing common stock equivalents were excluded from the calculation of net loss per common share because the inclusion of any additional shares would be antidilutive.

Reclassifications:

Certain prior period amounts have been reclassified and restated (see Note 5) to conform to the 2005 presentation.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4". SFAS No. 151 has been issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), which requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management of the Company does not believe the effects of SFAS No. 151 will have a material effect on the consolidated financial statements, as the Company has not incurred any inventory costs that meet the definition of "so abnormal."

                      TASKER CAPITAL CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.    STOCKHOLDERS' EQUITY

In December 2004, the Company completed the private placement of 9,406,250 shares of its common stock with several accredited investors for an aggregate purchase price of $15,050,000 or $1.60 per share. The common shares related to this private placement were issued in 2005.

In February 2005, a secured promissory note holder exchanged his note in the amount of $49,950, plus interest and services rendered over the past two years for 32,272 restricted common shares at $1.65, or $2.30 less than the market value of the stock on the date of the exchange. In connection with the exchange, the Company recognized approximately $74,000 of consulting fees during the six month period ended June 30, 2005.

During the six month period ended June 30, 2005, stockholders' equity was also increased as a primary result of (i) the issuance of options for vendor services of approximately $2.5 million, (ii) employee stock-based compensation of approximately $484,000, (iii) the conversion of approximately $220,000 of convertible debentures and accrued interest into approximately 3,650,000 shares of common stock and (iv) the exercise of approximately 2.5 million options and warrants generating cash proceeds of approximately $167,000.

5. RESTATEMENT OF CERTAIN TRANSACTIONS AS OF JUNE 30, 2004 AND FOR THE THREE AND SIX MONTH PERIODS THEN ENDED

In connection with the audit of the Company's consolidated financial statements as of and for the year ended December 31, 2004, the Company recorded adjustments to account for certain 2004 transactions described below. These adjustments impact the 2004 net loss as previously reported in the Company's Form 10-QSB for the quarterly period ended June 30, 2004, filed on August 16, 2004. Accordingly, the accompanying 2004 condensed consolidated statement of operations have been restated to give effect to these adjustments.

The adjustments included (1) a stock based compensation charge for "in the money" options issued to employees (2) the recognition of additional value allocated to warrants and an embedded conversion feature associated with the April 2004 convertible debentures (an increase of the debt discount) and the immediate amortization of such discount as a result of the Company's violation of certain covenants of the April 2004 convertible debentures and (3) a compensation charge to reflect the market value of common stock issued to consultants for services rendered.

Following is a reconciliation of 2004 net loss as previously reported in the Company's Form 10-QSB for the quarterly period ended June 30, 2004, filed on August 16, 2004, to 2004 net loss as reported in the accompanying condensed consolidated statement of operations.

                      TASKER CAPITAL CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                               Three months           Six months
                                                                                  Ended                 Ended
                                                                              June 30, 2004         June 30, 2004
                                                                             ----------------      ----------------
Net loss, as previously reported                                             $        425,014      $        682,581

Stock-based compensation                                                              260,000               260,000

Non cash interest related to April debentures                                         800,000               800,000

Stock issued for services                                                             277,500               277,500
                                                                             ----------------      ----------------

Net loss, per accompanying condensed consolidated statement of
operations                                                                   $      1,762,514      $      2,020,081
                                                                             ================      ================

Basic and diluted loss per share, as previously reported                     $          (0.03)     $          (0.04)
                                                                             ================      ================

 Basic and diluted loss per share, per the accompanying condensed
consolidated statement of operations                                         $          (0.11)     $          (0.13)
                                                                             ================      ================

6.    OTHER ITEMS

(a) Advances to PCTI, PCTI-related entities and others

During the six month period ended June 30, 2005, pursuant to a series of loan agreements, the Company loaned an additional $2,532,935 (including $136,000 paid to a vendor on behalf of PCTI). The loans bore an interest rate at 7% per annum (0% for the first six months) and had terms of 1 year. The loans represented cash advances against bonus payments due under the then contemplated acquisition (see Note 7) to the principals of the Selling Companies supported by the following promissory notes: January 9, 2005 note with Barry Cummins-$250,000; January 3, 2005 note with David Creasy-$100,000; March 1, 2005 note with David Creasy-$150,000; January 10, 2005 note with David Dickinson-$100,000 and March 4, 2005 note with David Dickinson-$150,000. In addition, three $100,000 loans and one $75,000 loan was advanced to PCPP as promissory notes on January 20, 2005, February 15, 2005, March 7, 2005 and March 31, 2005 each loan representing working capital to the pHarlo group of companies to build out and fund their manufacturing facilities and one $100,000 loan to C2C on March 3, 2005. On March 28, 2005 the Company advanced to David Creasy, one of the principals of IRL, $625,000 evidenced by a promissory note. The Company made the following advances in the form of promissory notes to PCPP as working capital until the acquisition was finalized: April 20, 2005-$100,000, May 19, 2005-$50,000, June 14,
2005-$50,000. Similarly, the Company made the following advances in the form of

                      TASKER CAPITAL CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

promissory notes to C2C as working capital until the acquisition was finalized:
May 25, 2005-$25,000 and June 29, 2005-$15,000. In addition, the Company made the following advances in the form of promissory notes to PCTI as working capital until the acquisition was finalized: May 11, 2005-$62,114, May 27, 2005-$100,000, June 2, 2005-$20,000, June 14, 2005-$52,816, June 27,
2005-$52,005. On June 29, 2005 the Company advanced $20,000 to IRL in the form of promissory notes, as working capital until the acquisition was finalized. All of the above loans issued during the quarter ended June 30, 2005 were cancelled on July 15, 2005 upon the completion of the acquisition of certain assets of IRL, PCTI, PCPP and C2C, with the exception of the March 28, 2005 note with David Creasy in the amount of $625,000.

In February 2005 and April 2005, the Company advanced an aggregate of $620,000 and $320,000, respectively, towards the contemplated acquisition of an additional 73% of Biofilm Strategies Corporation ("Biofilm"). Through an April 27, 2005 stock purchase agreement, the Company currently owns a 27% interest in Biofilm (See Note 6c). The parties continue to negotiate the terms of the acquisition. There can be no assurance that the acquisition will close. Should the acquisition not close, the Company will seek the repayment of the funds advanced.

(b) Inventories

Inventories consisted of the following at June 30, 2005:

      Raw Materials                     $  748,364
      Work in Process                       48,315
      Finished Goods                       304,450
                                        ----------

                                        $1,101,129
                                        ==========

(c) Investment in Equity Investee

On April 27, 2005, the Company purchased 359,000 shares of common stock (or 27%) of Biofilm Strategies Corporation for an aggregate purchase price of $718,000. The Company accounts for this investment under the equity method of accounting. Under the equity method of accounting, the investment is recorded at cost and adjusted by the Company's share of undistributed earnings or losses.

(d) Lease

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

                      TASKER CAPITAL CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(e) Agreement Default

On April 30, 2005, the prospectuses relating to resales of the Company's stock by holders of securities who purchased in the April 2004 and July 2004 private placements became stale. To date, the Company has not filed an amendment to the registration statements of which these prospectuses form a part. Because certain stockholders are not currently entitled to sell their shares pursuant to these registration statements, the Company is in default of its obligations under the Registration Rights Agreements entered into as part of the April 2004 and July 2004 private placements. As of June 30, 2005, the Company has accrued a $62,000 liability associated with this event. Damages and interest will continue to accrue until the default is cured. The Company will file an amendment to these registration statements as soon as reasonably practicable.

7.    SUBSEQUENT EVENTS

(a) Acquisition of pHarlo Assets:

In July 2005, the Company executed an Asset Purchase Agreement with PCTI, IRL, PCPP and C2C whereby the Company purchased all of the functional assets of the selling Companies that relate to the Company's product lines and fields of use, including, but not limited to, utility patent applications, equipment, inventories and existing contracts. The purchase price of approximately $62.7 million includes (i) approximately 19 million shares of the Company's common stock valued at approximately $57 million, (ii) an approximate $1.9 million 3.4% promissory note, (iii) approximately $1.4 million of cash and (iv) approximately $2.4 million of cancelled promissory notes issued to the Company by the Selling Companies and certain equity holders of the Selling Companies (see Note 6a).

The Asset Purchase Agreement will be recorded as a purchase transaction in accordance with SFAS No. 141, "Business Combinations". The total purchase price will be primarily allocated to patents and goodwill. The value of these intangible assets and their respective amortization periods have yet to be determined.

Following is an unaudited condensed combined balance sheet of the Selling Companies as of March 31, 2005 (the latest date practicable). It is not anticipated that the June 30, 2005 condensed combined balance sheet will be materially different from the March 31, 2005 condensed combined balance sheet:

      Cash                                                    $   189,000
      Other current assets                                         52,000
                                                              -----------

      Total current assets                                        241,000

      Property and equipment                                      528,000
      License receivable                                          930,000
                                                              -----------

                                                              $ 1,699,000
                                                              ===========

      Accounts payable and accrued liabilities                $    89,000
      Notes payable, current portion                              937,000
      Unearned license fee                                      1,000,000
      Deferred revenue                                            385,000
                                                              -----------

      Total current liabilities                                 2,411,000

      Notes payable, less current portion                         152,000

      Common stock and members capital                          1,501,000
      Accumulated deficit                                      (2,365,000)
                                                              -----------

      Capital deficiency                                         (864,000)
                                                              -----------

                                                              $ 1,699,000
                                                              ===========

                      TASKER CAPITAL CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(b) Subsequent common stock issuances:

Through August 15, 2005, the Company issued an additional 19.4 million common shares in connection with the following:

      Acquisition of pHarlo assets                              18,992,388
      Debenture conversions                                        440,000
      Warrants                                                      10,000
                                                                ----------

                                                                19,442,388
                                                                ==========

Item 2. Management's Discussion and Analysis or Plan of Operation.

As used in this report, "we," "us," "our," "Tasker," and "the Company" refer to Tasker Capital Corp. and its subsidiaries, unless the context otherwise requires.

(a) General Overview

Tasker is a manufacturer, distributor and marketer of products using a patented process, which we refer to as the "pHarlo technology," that utilizes a highly charged and acidified, yet stable and safe solution that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values. The Company currently markets Close Call(TM), an anti-microbial oral hygiene breath drink that utilizes the pHarlo technology and has begun clinical testing of the technology in the poultry scalding process, as discussed below, and in various seafood applications. The Company is continuing its clinical research and hopes to develop future products using the process in the pre-harvest and post-harvest food processing, oral care, skin care, pet products, hangover remedy, alcohol abatement and water treatment industries. As a result of the acquisition by Tasker of certain assets of pHarlo Citrus Technologies, Inc. ("PCTI"), Indian River Labs, LLC ("IRL"), pHarlo Citrus Properties Partnership, LLLP ("PCPP"), and Coast-to-Coast Laboratories, LLC ("C2C") in July 2005, Tasker now owns the utility patent applications and provisional patent applications associated with the pHarlo technology in the Company's field of use, and has entered into a new license agreement for the base patents associated with the pHarlo technology.

(i) RESULTS OF OPERATIONS

The Company incurred a net loss of approximately $3.7 million or $0.06 loss per basic share for the three months ended June 30, 2005 compared to a net loss of approximately $1.8 million or $0.11 loss per basic share for the three months ended June 30, 2004 (see Note 5 to the condensed Consolidated Financial Statements). The Company incurred a net loss of approximately $7.0 million or $0.11 loss per basic share for the six months ended June 30, 2005 compared to a net loss of approximately $2.0 million or $0.13 loss per basic share for the six months ended June 30, 2004 (see Note 5 to the condensed Consolidated Financial Statements). As of June 30, 2005, the Company had a deficit accumulated during the development stage of approximately $14.8 million.

The loss incurred by the Company in the three and six months ended June 30, 2005 reflects the costs of additional financing, personnel and consulting required to execute the Company's plans to develop products and related markets. Management expenses, for the three and six months ended June 30, 2005, increased by approximately $1.2 million and $2.0 million, respectively, over the same periods in 2004, reflecting the addition of management to oversee the oral care, food processing, cosmetic and pet product divisions. Professional fees for the three and six months ended June 30, 2005, increased by approximately $1.4 million and $2.9 million, respectively, over the same periods in 2004, due primarily to non-cash charges of approximately $1.3 million and $2.5 million, respectively, for stock options issued to consultants for services rendered. Product development and marketing costs for the three and six months ended June 30, 2005, increased by approximately $289,000 and $351,000, respectively, over the same periods in 2004, for marketing research, branding and promotion for the Company's Close Call(TM) roll-out. The Company also recognized an expense of $484,000 for stock based compensation as a result of "in the money" stock options issued to employees during the six month period ended June 30, 2005. Net interest expense decreased by $825,000 and $788,000 for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004 principally due to the write off in June 2004 of debt discount caused by our default on certain covenants of the April 2004 convertible debentures private placement.

(ii) LIQUIDITY AND CAPITAL RESOURCES

Current Position

The Company's net cash used in operating activities during the six months ended June 30, 2005 was approximately $4.9 million. Cash used in investing activities during the three and six months ended June 30, 2005 was approximately $2.2 million and $5.2 million, respectively, principally representing $0.1 million and $2.1 million, respectively, in cash advances to PCTI, PCPP, IRL, C2C and principals of PCTI and IRL, advances and investments in Biofilm Strategies Corporation ("Biofilm") of $1.0 million and $1.6 million, respectively, and acquisition costs of $0.7 million and $1.0 million, respectively. During the first quarter of 2005, the Company made cash advances represented in the following promissory notes: January 10, 2005 note with Barry Cummins-$250,000; January 3, 2005 note with David Creasey-$100,000; March 1, 2005 note with David Creasey-$150,000; January 10, 2005 note with David Dickinson-$100,000 and March 4, 2005 note with David Dickinson-$150,000. In addition, three $100,000 loans and one $75,000 loan were advanced to PCPP as promissory notes on January 20, 2005, February 15, 2005, March 7, 2005 and March 31, 2005, each loan representing working capital to the pHarlo group of companies to build out and fund their manufacturing facilities, and one $100,000 loan to C2C on March 3, 2005. In addition to certain other notes, all of these notes were cancelled on July 15, 2005 upon the completion of the acquisition of certain assets of PCTI, IRL, PCPP and C2C. On March 28, 2005 the Company advanced to David Creasey, one of the principles of IRL, $625,000, evidenced by a promissory note and secured by options and stock that Mr. Creasey holds in the Company. This note was not cancelled as a result of the acquisition.

During the quarter ended June 30, 2005 the Company made the following advances in the form of promissory notes to PCPP as working capital until the acquisition was finalized: April 20, 2005-$50,000, May 19, 2005-$50,000, June 14,
2005-$50,000. Similarly, the Company made the following advances in the form of promissory notes to C2C as working capital until the acquisition was finalized:
May 25, 2005-$25,000 and June 29, 2005-$15,000. In addition, the Company made the following advances in the form of promissory notes to PCTI as working capital until the acquisition was finalized: May 11, 2005-$62,114, May 27, 2005-$100,000, June 2, 2005-$20,000, June 14, 2005-$52,816, June 27,
2005-$52,005. On June 29, 2005 the Company advanced $20,000 to IRL in the form of promissory notes, as working capital until the acquisition was finalized. All of the above loans issued during the quarter ended June 30, 2005 were cancelled on July 15, 2005 upon the completion of the acquisition of certain assets of IRL, PCTI, PCPP and C2C.

In April 2005, the Company purchased from Electric Aquagenies Unlimited, Inc. 359,000 common shares of Biofilm Strategies Corporation, representing 27% of Biofilm's outstanding common stock, for cash consideration of $718,000. In addition, the Company advanced an additional $620,000 to the owners of the remaining 73% of Biofilm's common stock, up from the initial advance of $320,000 in February 2005. The parties continue to negotiate the terms of the acquisition. There can be no assurance that the acquisition will close. Should the acquisition not close, the Company will seek the repayment of the funds advanced.

The Company's net cash provided by financing activities during six months ended June 30, 2005 was approximately $168,000 principally from the exercise of warrants.

As of June 30, 2005, the Company had approximately $4.3 million in cash and cash equivalents, a current ratio of approximately 6-to-1, and a tangible book value of approximately $0.17 per share (based on basic outstanding shares as of year-end).

During the second quarter of 2005, the Company was in violation of certain covenants of its convertible debentures issued on April 30, 2004 and July 22, 2004. As a result of such violation, principal and accrued interest on outstanding debentures became immediately due and payable at the option of holders and, as a result, as of June 30, 2005, the Company has classified the entire remaining principal balance in the amount of approximately $217,000 and interest of approximately $101,000 as a current liability and has amortized the debt discount associated with the remaining principal balance. The Company paid all interest due on its existing notes in May 2005. In addition, the Company is currently in default of certain of its obligations under two separate registration rights agreements and, as of June 30, 2005, has accrued a $62,000 liability associated with these defaults. See note 6(e) to the condensed Consolidated Financial Statements for more information.

(b) Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 under the caption "Risk Factors" and to which reference is hereby made and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

(c) Plan of Operations

Acquisition of pHarlo Assets

As we previously reported on a Form 8-K filed with the SEC on July 21, 2005, Tasker Capital Corp. and its wholly owned subsidiary, Tasker Products IP Holdings Corp. ("Tasker IP Holdings" and, together with Tasker Capital Corp., the "Buyers"), entered into an Asset Purchase Agreement (the "Purchase Agreement") with IRL, PCTI, PCPP and C2C (together with IRL, PCTI and PCPP, the "Selling Companies") on July 15, 2005. The purchase of the assets contemplated by the Purchase Agreement was completed on the same day.

Pursuant to the Purchase Agreement, the Buyers purchased all of the functional assets of the Selling Companies that relate to the Company's product lines and fields of use. Included in the acquired assets were the following utility patent applications. Such patent applications include both US applications and applications in other countries (pursuant to The Patent Cooperation Treaty), and include two US Provisional Applications not yet subject to any international application:

      o Antimicrobial Composition for Pre-Harvest and Post-Harvest Treatment of Plants and Animals
      o Skin Care Composition for Dermatological Disorders including burn and wrinkle creams (US Provisional Application)
      o     Oral Health Care Drink and Method for Reducing Malodors
      o Antimicrobial Food Additive and Treatment for Cooked Food, Water and Wastewater
      o Antimicrobial Processing Aid and Food Additive (US Provisional Application)
      o     Hangover Remedy and Alcohol Abatement Composition

In addition to purchasing the rights to the utility patent applications and provisional patent applications described above, the Company also acquired the working assets of IRL and C2C, which include the equipment, raw material and inventory of their operations and all existing contracts, including C2C's recently announced national distribution arrangement with WALCO International for its UNIFRESH(TM) Footbath.

As part of the consideration for the acquired assets, the Company issued 18,992,388 shares of its common stock (net of purchase price adjustments totaling 677,662 shares) and issued and delivered to IRL a promissory note in the principal amount of $1,931,973, paid $1,428,000 in cash and cancelled certain promissory notes issued to the Company by the Selling Companies and certain equity holders of the Selling Companies totaling approximately $2,404,322. Two hundred thousand of the shares issued by the Company were issued to White Sales and Marketing Inc. ("WSMI") in connection with certain claims WSMI had against certain assets of PCTI. Within three business days following the effectiveness of the registration statement covering the shares issued to WSMI, WSMI is obligated to execute a release of all prior claims against PCTI and the Company.

A majority of the shares issued will be subject to lock-up agreements, which allow only a certain number of the shares to be eligible for resale over of the course of the next two years in accordance with the vesting schedules contained in the agreements. In addition, the vesting restrictions lapse upon the occurrence of certain events. The holders of the shares also have registration rights, which require the Company to file and have declared effective a registration statement covering the resale of the shares within certain time frames. To the extent that the Company is unable to meet these deadlines, the Company will be required to pay liquidated damages.

In September 2004, the Company entered into Exclusive Field of Use and License Agreements (the "License Agreements") with PCTI to use, sell, develop, market and distribute products using the pHarlo technology for consumer deodorant breath products, animal breath products, soft drink products, and products used as post-harvesting processing aids for the poultry industry. Pursuant to the License Agreements, the Company agreed to make royalty payments to PCTI based on product sales. In conjunction with the License Agreements, the Company entered into General Contracts for Products (the "Production Agreements") with IRL to manufacture and sell to the Company concentrates for the products licensed by PCTI. The proprietary pHarlo technology creates an environment in which hydrogen protons attach to a single copper ion, suspending the copper ion indefinitely in a liquid state. In this state of suspension, copper interferes with the cellular growth of both anaerobic and facultative organisms by interfering with the bacteria's respiration. The solution uses only ingredients that are on the Federal GRAS (Generally Regarded As Safe) list. Pursuant to the Purchase Agreement and the agreements described below, the License Agreements with PCTI and the Production Agreements with IRL have been terminated by the parties.

In connection with the Purchase Agreement, the Company entered into a Patent and Technology Sub-License Agreement, dated July 15, 2005 (the "Sub-License Agreement"), with pHarlo IP, LLC ("pHarlo IP"), whereby pHarlo IP granted to Tasker IP Holdings a royalty free exclusive worldwide license to exploit the Base Patents (as defined below) in the following fields of use (the "Fields of Use"):

      1. Pre-harvest food processing and safety applications, including treatment for plants and animals;

      2. Post-harvest food processing and safety applications, including treatment for plants and animals, including the following:

            a. antimicrobial processing aide and food additive including specific seafood applications, and

            b.    antimicrobial for airborne contaminants on cooked food;

      3.    Breath and mouthwash applications;

      4.    Hangover and alcohol abatement applications;

      5. Topical palliative for dermatological disorders, including skin moisturizing applications, anti-wrinkle applications and burn treatment applications;

      6.    Pet product applications; and

      7.    Antimicrobial water treatment applications.

To the extent that pHarlo IP expresses an intent to enter into a transaction with an unaffiliated third party pursuant to which the third party would acquire rights related to the Base Patents outside the Fields of Use, the Company has the right of first refusal to enter into the transaction with pHarlo IP for the same consideration and on the same terms offered to the third party ("Right of First Refusal").

Subject to certain conditions, the Company will have a 19.9% equity ownership interest in Phitex Ltd. LLLP ("Phitex"), the direct one hundred percent owner of pHarlo IP, the sole and exclusive licensee of the Base Patents. In the event the Company elects not to exercise its Right of First Refusal for rights to the base patents outside the fields of use, as an equity owner the Company would share in the monetary benefits derived by Phitex from any transaction between pHarlo IP and an unaffiliated third party pursuant to which that third party acquires rights to exploit the Base Patents outside the Fields of Use. Prior to the issuance of the Phitex equity interests, (i) a registration statement covering the resale of the shares issued in connection with the acquisition must be declared effective; (ii) the Company must enter into a lock-up and repurchase right agreement relating to its Phitex equity interests, (iii) no change of control of the Company shall have occurred, and (iv) no change in, or resignation, removal, death or disability of, the Company's Chief Executive Officer, President, or Chief Operating Officer shall have occurred. Under the lock-up and repurchase right agreement, Phitex will retain the right to repurchase our equity interests for a nominal amount upon a change of control of the Company or a change in, or the resignation, removal, death or disability of, the Company's Chief Executive Officer, President, or Chief Operating Officer.

The technology that forms the basis of the pHarlo technology is derived from U.S. Patent No. 5,989,595, U.S. Patent No. 6,242,011 and U.S. Patent Application Serial No. 10/453,805 (the "Base Patents"). pHarlo IP is the sole and exclusive licensee of the Base Patents pursuant to a certain License Agreement by and between Mr. Barry Cummins and pHarlo IP, dated July 15, 2005 and effective as of March 18, 2005 (the "Base License"). Pursuant to the Base License, pHarlo IP is required to pay to Mr. Cummins royalties ("Base License Royalty Payments"). Pursuant to the Sub-License Agreement, in the event that pHarlo IP defaults in its obligations to make the Base License Royalty Payments to Mr. Cummins, pHarlo IP is required to assign that portion of the Base License representing all of the rights sublicensed to Tasker IP Holdings under the Sub-License Agreement to Tasker IP Holdings and Tasker IP Holdings will pay to Mr. Cummins the Base License Royalty Payments.

Prior to this acquisition, on December 7, 2004, the Company entered into a Settlement Agreement and General Release pursuant to which the Company effectively purchased the exclusive rights of first refusal to applications of the pHarlo technology from Richard J. Kirby, a developer who had previously purchased the rights on July 19, 2002. Under the terms of the settlement agreement, Mr. Kirby assigned and granted all his rights, titles and interests in his license agreements with PCTI to the Company for which the Company agreed to pay Mr. Kirby one half of one percent (0.5%) of net revenues generated from products using the pHarlo technology, in an amount not to exceed $400,000 in any one calendar year. The agreement continues until the termination of or expiration of PCTI's patent to the licensed technology.

The Company intends to develop further applications using the pHarlo technology in pre- and post-harvest food processing, skin care, oral care (including hangover remedy and alcohol abatement), water purification and pet care industries. Tasker is currently investigating the applicability of the pHarlo technology to fishing boats, seafood farms, and commercial and retail seafood processing, to inhibit bacteria from the point of origin to final processing, and to prolong shelf life. Tests are currently in process at specific colleges and universities to determine the efficacy of the pHarlo technology for a number of applications within the Company's Fields of Use.

Food Processing

The Company is in the process of developing applications in both the pre-harvest and post-harvest use of the pHarlo technology. Tasker has an application for the use of the technology in the scalder process of poultry processing with the USDA. The USDA reviewed and approved Tasker's protocols for testing and during the second quarter of 2005, the USDA granted the Company permission to conduct in-plant trial verification of the pHarlo technology subject to USDA protocol review. The Company has conducted commercial scale test runs and, at the time of the filing of this Form 10-QSB, has submitted its required notice to the USDA to begin the in-plant commercial verification for final USDA approval of the pHarlo technology as a processing aid. The Company expects to begin the in-plant commercial verification phase in late August 2005. Upon the successful completion of the commercial verification process, the Company expects to receive final approval by the USDA, after which it would be able to enter into contracts with poultry processors for the sale of the pHarlo technology in the United States. There can be no assurance that Tasker will successfully complete the commercial verification process. If Tasker does complete the commercial verification process successfully, there can be no assurance that Tasker will enter into such commercial contracts or, if it does, that such commercial contracts will be profitable.

Tasker announced in February 2005 that it was working with Groupe Doux, one of Europe's premier poultry processors, to procure European Union regulatory approval for use of the pHarlo technology in the scalder and chill processes of poultry processing throughout Groupe Doux's worldwide operations. Groupe Doux recently completed the development of protocols necessary to conduct industrial tests for European Union approval. The Company understands that Groupe Doux expects to administer these tests and submit the results to the European Unit regulators for approval this fall. Upon the successful completion of the industrial test process, Groupe Doux has indicated to the Company that it expects to receive approval from the European Union, after which it anticipates utilizing the pHarlo technology in its poultry processing plants, worldwide. There can be no assurance that the industrial test conducted by Groupe Doux will be successfully completed. If Groupe Doux does complete the industrial testing process successfully, there can be no assurance that Tasker will enter into a commercial contract with Groupe Doux or, if it does, that such a commercial contract will be profitable.

The Company is also currently marketing pre-harvest applications of the pHarlo technology through its new subsidiary, Coast to Coast, the assets of which the Company acquired in the asset acquisition. Coast to Coast currently markets Unifresh(TM) Pen Spray concentrate for use with poultry to reduce breast and foot blisters, Unifresh(TM) Egg Wash concentrate to reduce salmonella on eggs, Unifresh(TM) Footbath concentrate for treatment of hairy warts and foot rot in dairy cows, Unifresh(TM) Manure Pit concentrate to control foul odors from deep manure pits and storage ponds, Unifresh(TM) Drinking Water concentrate for use in reducing E.coli and salmonella in animal drinking water sources, Unifresh
(TM) Swine treatment concentrate to reduce smells and bacteria in swine pens and Unifresh(TM) P.F.V.T. concentrate for processing, treating and washing produce, fruit and vegetables. Prior to the Company's acquisition of C2C's assets, C2C announced that it had reached agreement with WALCO International, a leading provider of animal health products and services, to distribute C2C's Unifresh(TM) Footbath. We believe that this arrangement will be worth in excess of $25 million, annually. The Company is also in the process of conducting studies at three universities to test catfish, finfish and shellfish to determine shelf life extensions on sea food processes using the pHarlo technology. The Company expects to have its preliminary testing completed early in the fourth quarter of 2005 with commercial trials to follow shortly thereafter. The Company already has FDA approval for these seafood applications and no further regulatory approvals are needed.

With the completion of the acquisition, Tasker expects to have the ability to treat animals, feed, pens, waste and water for bacteria reduction prior to slaughter. The Company believes that the pHarlo technology is highly synergistic with the current food processing technology for poultry, meat and seafood. Through the Company's association with Dr. Scott Russell, it believes that the technology developed by Dr. Russell's company, Biofilm Strategies, holds a great deal of promise, particularly regarding its effectiveness against listeria. Biofilm's proprietary technology is designed to eradicate biofilms, a protective coating that forms on listeria and other pathogens making them resistant to traditional remedies of eradicating bacteria. As discussed above, in April 2005, the Company purchased a 27% equity interest in Biofilm. The Company continues to negotiate the purchase of the remaining 73% of Biofilm's common stock.

Oral Care

Tasker began test marketing its oral hygiene drink, Close Call(TM) during the first quarter of 2005. Close Call(TM) is marketed as the world's first clinically proven anti-microbial oral hygiene breath drink that eliminates odors from tobacco, garlic, onion and alcohol and removes germs and bacteria that cause bad breadth. The Company began distributing the product in the New England states and has extended its distribution throughout New York State, Ohio, Delaware, Pennsylvania, Florida, Arizona, California and Canada, and is on target to complete a nationwide rollout of the product by the end of the summer. The Company also reformulated Close Call(TM) during the second quarter to enhance its efficacy by making formulation adjustments and capitalizing on improved water purity due to higher quality water purification equipment at its manufacturing plant in Conroe, Texas. The Company believes that the new formula is 35% more effective than its predecessor and has delayed the launch of Close Call(TM) in certain markets to ensure the improved product is introduced in place of the older formulation. The Company has also experienced some production delays as a shipment of bottles was deemed to be slightly off specification and the shipment had to be returned to the bottle manufacturer.

The Company intends to add "Hangover Remedy" copy to its list of attributes on the product's label shortly, as a result of retailer input and to capitalize on the rapidly growing hangover remedy market. There are currently over 50 hangover products on the market, with eleven new products introduced in 2004 alone. Most all of these products are in pill form with charcoal and calcium carbonate being the primary ingredients. The Company believes that emphasizing this additional attribute will broaden the market for Close Call(TM). In conjunction with this positioning change, the Company intends to begin rolling out Close Call(TM) with major retail chains in the drug, convenience, supermarket and mass channels with shipments beginning during the balance of this year.

In addition, Tasker is currently working on plans to implement a major advertising campaign in certain metropolitan areas that is expected to begin late in the third quarter 2005.

Pet Products

Starting early this year, Tasker began developing and testing pet oral care and grooming products based on the pHarlo technology. According to American Pet Products Manufacturers Association (APPMA), the rising concern of pet's oral health in recent years has pushed the category up to $425 million in retail sales, a 13% increase in 2004. Tasker's Pet Breath Spray, Breath Concentrate and Breath Drops intend to provide an effective and turn key solution for pet owners, and promote long term oral health for pet. In addition, Tasker has also developed pHarlo technology-based anti-itch pet shampoo and creme rinse. These grooming products help relieve skin irritations for pets, one of the most common complaints by pet owners, according to APPMA. The Company is now in the final stages of product testing including in-home use, and anticipates commencing retailer presentations shortly.

Cosmetics (Skin Care)

The Company has formulated a variety of cosmetic applications and is in the process of finalizing protocols for a host of product tests with a leading plastic surgeon, several dermatologists and certain testing facilities specializing in cosmetic research and development. Preliminary results have demonstrated that the pHarlo technology significantly enhances current anti-aging technology, primarily through the ability to deliver key ingredients to the sub-dermal layer of the skin. Tasker chemists have developed a full line of cosmetic products including anti-aging day and night creams, along with a full line of hand and facial moisturizers. Products currently in development for cosmetics also include skin toners and skin cleaners.

Other applications in the final stages of development include a burn cream that the Company believes dramatically reduces pain from most common burns and promotes healing. Line extensions from the burn cream may include a sunburn cream that is believed to have superior performance characteristics to existing products in the marketplace.

The Company believes that cash on hand and cash flows from operations will provide sufficient working capital to meet its base business objectives. However, there may be circumstances that could accelerate the Company's use of capital, including but not limited to, its ability to implement a profitable business model, accelerated business growth, expedited product development and expanded marketing campaigns that may require additional working capital beyond the Company's existing capital resources. If this occurs, the Company, may from time to time, incur indebtedness or issue, in public or private transactions, equity or debt securities. There can be no assurance that suitable debt or equity financing will be available to the Company.

(d) Future Operations

The Company intends to further develop applications using the pHarlo technology in the pre- and post-harvest food processing, skin care, oral care (including hangover remedy and alcohol abatement), water purification and pet care industries. In addition, and as discussed above, the Company retains the Right of First Refusal of any new products (outside of the Fields of Use) developed by pHarlo IP. The Company is currently conducting tests of the pHarlo technology for applications in the seafood, water purification, alcohol abatement, burn cream, and wrinkle cream industries. Although the Company's objective is to develop and cultivate markets for each product with the goal of generating net profits, the Company believes its current management and consulting structure is sufficient to identify other potential alternatives that could result in the achievement of additional value from its product lines for its shareholder base. The Company intends to take into consideration any and all strategies that will maximize shareholder value.

The Company has entered into various license, consultant, and employment agreements throughout the year. Approximate future minimum annual contractual obligations under these agreements are as follows:

                                  2005           2006           2007           2008           2009
                                ---------      ---------      ---------      ---------      ---------
Royalty payments                        0              0              0              0              0
R&D fees                          100,000        350,000      1,500,000      4,000,000      8,000,000
Consulting agreements             101,000         48,000         22,000
Employment agreements           1,157,000      1,190,000      1,133,000         10,000
Notes Payable Shareholders                                      475,000
Convertible Debentures                                          195,000
                                ---------      ---------      ---------      ---------      ---------

Total                           1,358,000      1,588,000      3,325,000      4,010,000      8,000,000
                                =========      =========      =========      =========      =========

During the term of the Sub-License Agreement, pHarlo IP has agreed to provide to the Company and Tasker IP Holdings technical assistance necessary to implement, refine and exploit the Base Patents in the Fields of Use. In consideration for the technical assistance, the Company and Tasker IP Holdings have agreed to pay to pHarlo IP, in advance, prior to the calendar quarter for which they are payable, certain research and development fees ("R&D Fees"). The R&D Fees may be subject to recovery by the Company in certain circumstances described below.

The Company, Wynn Starr Special Products, LLC. ("Wynn Starr"), PCTI, IRL and pHarlo IP are parties to an Exclusive Field of Use License Agreement and Product Sale Agreement made effective as of September 16, 2004, as amended (the "Wynn Starr Agreement"). Wynn Starr's ultimate parent company, Wynn Starr Flavors, is a leading supplier of culinary ingredients and technology to the food industry. Under the terms of the Wynn Starr Agreement, Wynn Starr uses its extensive relationships in the poultry processing industry to market the pHarlo technology in the Company's field of use in consideration for the right to produce the final product to be supplied to the consumer using the concentrated solution that was previously manufactured by IRL (and which, after the acquisition, is manufactured by the Company). Pursuant to the Sub-License Agreement, commencing within thirty days after December 31, 2005 and within thirty days of each calendar quarter thereafter, pHarlo IP has agreed to pay to the Company that amount of any royalties that are actually received by pHarlo IP from Wynn Starr during the preceding calendar quarter in an amount up to and not to exceed the amount of any R&D Fees actually paid by the Company to pHarlo IP during the same preceding calendar quarter. The Company expects that the royalties paid to pHarlo IP by Wynn Starr will be sufficient to allow the Company to fully recover the R&D Fees paid in advance to pHarlo IP.

Additionally, to the extent that the amount of any royalties actually paid to pHarlo IP by Wynn Starr under the Wynn Starr Agreement exceed the R&D fees paid by the Company and Tasker IP Holdings to pHarlo IP, pHarlo IP has agreed to pay over to the Company one-third of the amount by which such royalties exceed the R&D fees. In the event that pHarlo IP ceases to receive royalty payments in respect of sales by Wynn Starr of certain products based on technology licensed by pHarlo IP to Tasker IP Holdings, Tasker IP Holdings is obligated to make cash payments to pHarlo IP equal to the royalties pHarlo IP is entitled to receive under the Wynn Starr Agreement with respect to such sales that are not subject to repayment to the Company.

(e) Off-Balance Sheet Arrangements

None.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. As described in the Company's Annual Report on Form 10-KSB, the Company has already instituted, and is continuing to implement, corrective actions with respect to the deficiencies in our disclosure controls and procedures. During our second fiscal quarter, the Company failed to file Current Reports on Form 8-K to report the entry into material definitive agreements (certain of which were also reportable under other Items on the Form 8-K). The Company has disclosed those agreements in this Quarterly Report and has taken steps to ensure that the execution or amendment of material contracts in the future is reported in a timely manner on Form 8-K, including increased communications of the rules governing the Company's disclosure obligations and tighter integration of our reporting requirements with operations of the business.

In the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, the Company reported that it had a material weakness in its internal control over financial reporting. The Company has already instituted, and is continuing to implement, corrective actions with respect to the material weakness. Substantial remediation of the reported material weakness is expected to be completed by the end of the third quarter of 2005. The Company believes that the actions it has taken to date in that regard, when taken as a whole, have mitigated the material weakness and other deficiencies with respect to the preparation of this Quarterly Report on Form 10-QSB such that the information required to be disclosed in this Form 10-QSB has been recorded, processed, summarized and reported correctly.

Other than noted above, there were no changes to the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of securities were made during the fiscal quarter ended June 30, 2005 that have not been previously disclosed on Form 8-K.

Item 3. Defaults Upon Senior Securities

See Part I, Item 2 - Management's Discussion and Analysis or Plan of Operations
- Liquidity and Capital Resources, for a discussion of current defaults under our convertible debentures.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fiscal quarter ended June 30, 2005.

Item 5. Other Information.

See Part I, Item 2 - Management's Discussion and Analysis or Plan of Operations
- Liquidity and Capital Resources, Current Position, for a discussion of promissory notes entered into in the second quarter of 2005.

On May 12, 2005 the state of Connecticut approved the companies fictitious name change permitting Tasker Capital Corp. to operate under the fictitious firm name of Tasker Products.

On August 10, 2005, the Company amended the employment agreements of each of Messrs. Robert P. Appleby and James Burns. Under the terms of both of these amendments, the potential annual bonus of each of Mr. Appleby and Mr. Burns will be determined by the discretion of the Compensation Committee of the Company's Board of Directors. This amendment reflects the terms agreed to by each of Mr. Appleby and Mr. Burns and the Company's Board of Directors, upon the review by and recommendation of the Compensation Committee of the Company's Board of Directors.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-B.

(a)   Exhibits

      See Exhibit Index.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TASKER CAPITAL CORP.

                                                By: /s/ Robert P. Appleby
                                                    ----------------------------
                                                    Robert P. Appleby
                                                    Chief Executive Officer

August 15, 2005

                                  Exhibit Index

2.1* Asset Purchase Agreement by and among Tasker Capital Corp. and Tasker Products IP Holdings Corp. (as "Buyers") and Indian River Labs, L.L.C., pHarlo Citrus Technologies, Inc., pHarlo Citrus Properties Partnership, LLLP and Coast to Coast Laboratories, LLC (as "Sellers") dated July 15, 2005.

4.1*        Cummins Lock-Up Agreement dated July 15, 2005.

4.2*        Creasey Lock-Up Agreement dated July 15, 2005.

4.3*        Dickinson Lock-Up Agreement dated July 15, 2005.

4.4*        Smith Lock-Up Agreement dated July 15, 2005.

10.46 Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and Tasker Capital Corp., dated April 20, 2005.

10.47 Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and Tasker Capital Corp. dated May 19, 2005.

10.48 Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and Tasker Capital Corp. dated June 14, 2005.

10.49 Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and Tasker Capital Corp. dated July 6, 2005.

10.50 Loan Agreement by and between Coast to Coast Laboratories LLC and Tasker Capital Corp. dated May 25, 2005.

10.51 Loan Agreement by and between Coast to Coast Laboratories LLC and Tasker Capital Corp. dated June 29, 2005.

10.52 Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp. dated May 11, 2005.

10.53 Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp. dated May 27, 2005.

10.54 Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp. dated June 2, 2005.

10.55 Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp. dated June 14, 2005.

10.56 Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp. dated June 27, 2005.

10.57 Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp. dated July 12, 2005.

10.58 Loan Agreement by and between Indian River Labs and Tasker Capital Corp. dated June 29, 2005.

10.59 Stock Purchase Agreement between Electric Aquagenies Unlimited, Inc. and Tasker Capital Corporation dated April 22, 2005.

10.60 Amendment No. 2 to Executive Employment Agreement, dated August 10, 2005, between Tasker Capital Corp. and Robert P. Appleby.

10.61 Amendment No. 2 to Executive Employment Agreement, dated August 10, 2005, between Tasker Capital Corp. and James Burns.

10.62* Patent Technology Sublicense Agreement made as of July 15, 2005 by and among pHarlo IP, LLC, Tasker Capital Corp. and Tasker Products IP Holdings Corp.

10.63* Promissory Note executed by Tasker Capital Corp to Indian River Labs, L.L.C. dated July 15, 2005.

31.1        Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2        Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1        Section 1350 Certifications by Chief Executive Officer.

32.2        Section 1350 Certifications by Chief Financial Officer.

* Incorporated by reference to the Registrant's Form 8-K filed on July 21, 2005.