Form 10QSB/A
period 2005-06-30
TASKER CAPITAL CORP
filed 2005-08-22
CIK 1084557

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

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-QSB/A hereby amends Tasker Capital Corp.'s quarterly report on Form 10-QSB for the period ended June 30, 2005, which was filed with the Securities and Exchange Commission (the "SEC") on August 15, 2005 (the "Original Filing"). This Amendment No. 1 is being filed for the purpose of amending the condensed consolidated balance sheet in
Item 1 of Part I, to correct typographical errors in the Original Filing. Specifically, the line item "Accrued royalties" appeared twice in the Original Filing. The "Accrued royalties" line item should only have appeared under "Long-term liabilities". There is no change to the "Total current liabilities", "Long-term liabilities" or "Stockholders' equity" sections of the condensed consolidated balance sheet as a result of this typographical error. In addition, the line item "Notes receivables" in the Company's condensed consolidated balance sheet should have read "Notes receivable". Item 6 of Part II has also been amended to reflect the inclusion of updated certifications of Mr. Robert Appleby, Chief Executive Officer and Mr. Robert Jenkins, Chief Financial Officer, filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

The other Items of the Original Filing are unaffected by the changes described above and have not been amended in this Amendment No. 1 on Form 10-QSB/A. All information in this Amendment No. 1 on Form 10-QSB/A is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing and does not modify or update the disclosures in the Original Filing as filed in any way except with regard to the specific modifications described in this Explanatory Note. Accordingly, this Amendment No. 1 on Form 10-QSB/A should be read in conjunction with the Original Filing and with our filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

                     TASKER CAPITAL CORP. AND SUBSIDIARIES
                         (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 June 30, 2005
                                  (Unaudited)

ASSETS
Current assets:
      Cash and cash equivalents                                                      $  4,250,093
      Accounts receivable                                                                 225,364
      Notes receivable                                                                  1,565,000
      Inventories                                                                       1,101,129
      Prepaid expenses                                                                    769,358
      Prepaid commissions                                                                 170,000
                                                                                     ------------

      Total current assets                                                              8,080,944

Property and equipment, net                                                               501,906
Notes receivable                                                                        2,482,346
Prepaid royalties                                                                       1,000,000
Investment in equity investee                                                             707,525
Deferred acquisition costs                                                                571,463
Deposit, net                                                                               31,926
License, net                                                                              174,241
                                                                                     ------------

                                                                                     $ 13,550,351
                                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Convertible debentures                                                         $    217,000
      Accounts payable                                                                    855,001
      Other accrued liabilities                                                           373,014
                                                                                     ------------

      Total current liabilities                                                         1,445,015
                                                                                     ------------

Long-term liabilities:
      Notes payable - shareholders                                                        426,170
      Accrued royalities                                                                  930,000
                                                                                     ------------
                                                                                        1,356,170
                                                                                     ------------

Stockholders' equity:
      Common stock, $0.001 par value; authorized 300,000,000 shares; issued and
      outstanding 64,747,162                                                               64,747
      Additional paid-in capital                                                       25,478,675
      Deficit accumulated during the development stage                                (14,794,255)
                                                                                     ------------

      Total stockholders' equity                                                       10,749,166
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

August 22, 2005

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

4.1*        Cummins Lock-Up Agreement dated July 15, 2005.

4.2*        Creasey Lock-Up Agreement dated July 15, 2005.

4.3*        Dickinson Lock-Up Agreement dated July 15, 2005.

4.4*        Smith Lock-Up Agreement dated July 15, 2005.

10.46** Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and Tasker Capital Corp., dated April 20, 2005.

10.47** Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and Tasker Capital Corp. dated May 19, 2005.

10.48** Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and Tasker Capital Corp. dated June 14, 2005.

10.49** Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and Tasker Capital Corp. dated July 6, 2005.

10.50** Loan Agreement by and between Coast to Coast Laboratories LLC and Tasker Capital Corp. dated May 25, 2005.

10.51** Loan Agreement by and between Coast to Coast Laboratories LLC and Tasker Capital Corp. dated June 29, 2005.

10.52** Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp. dated May 11, 2005.

10.53** Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp. dated May 27, 2005.

10.54** Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp. dated June 2, 2005.

10.55** Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp. dated June 14, 2005.

10.56** Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp. dated June 27, 2005.

10.57** Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp. dated July 12, 2005.

10.58** Loan Agreement by and between Indian River Labs and Tasker Capital Corp. dated June 29, 2005.

10.59** Stock Purchase Agreement between Electric Aquagenies Unlimited, Inc. and Tasker Capital Corporation dated April 22, 2005.

10.60** Amendment No. 2 to Executive Employment Agreement, dated August 10, 2005, between Tasker Capital Corp. and Robert P. Appleby.

10.61** Amendment No. 2 to Executive Employment Agreement, dated August 10, 2005, between Tasker Capital Corp. and James Burns.

10.62* Patent Technology Sublicense Agreement made as of July 15, 2005 by and among pHarlo IP, LLC, Tasker Capital Corp. and Tasker Products IP Holdings Corp.

10.63* Promissory Note executed by Tasker Capital Corp to Indian River Labs, L.L.C. dated July 15, 2005.

31.1***     Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2***     Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1***     Section 1350 Certifications by Chief Executive Officer.

32.2***     Section 1350 Certifications by Chief Financial Officer.

* Incorporated by reference to the Registrant's Form 8-K filed on July 21, 2005.

** Previously filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, filed on August 15, 2005.

*** Filed herewith.