Form 10QSB/A
period 2004-06-30
TASKER CAPITAL CORP
filed 2005-09-30
CIK 1084557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

Amendment No. 1

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period              to

Commission File Number 0-32019

TASKER CAPITAL CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0426048
(State or other Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

39 Old Ridgebury Road – Suite 14 Danbury, CT	06810-5116
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code: (203) 730-4350

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,626,906 Shares of $0.001 par value Common Stock outstanding as of June 30, 2004.

Explanatory Note

This amended Quarterly Report on Form 10-QSB/A restates the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004. The aggregate effect of this restatement has no impact on the December 31, 2004 Audited Consolidated Financial Statements of the Company as reported in its Form 10-KSB filed April 16, 2005. The quarter ended June 30, 2004 restatement reflects the following adjustments to income: (1) a stock based compensation charge for “in the money” options issued to employees, (2) the recognition of value allocated to warrants and an embedded conversion feature associated with convertible debentures issued in April 2004 (an increase of the debt discount) and the immediate amortization of such discount as a result of the Company’s violation of certain covenants of the April 2004 convertible debentures and (3) a compensation charge to reflect the market value of common stock issued to consultants for services rendered. A full description of the restatement can be found in Note 4 to the Unaudited Consolidated Financial Statements. We have not modified or updated the disclosures in the original Quarterly Report on Form 10-QSB except as required to give effect to the restatement and with respect to Item 4. As a result, this amended Quarterly Report on Form 10-QSB/A contains forward-looking information that has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Quarterly Report on Form 10-QSB/A and the original Quarterly Report on Form 10-QSB is subject to updating and supplementing as provided in the periodic reports that we have filed and will file with the Securities and Exchange Commission after the original filing date of the Quarterly Report on Form 10-QSB.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

TASKER CAPITAL CORP.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

TASKER CAPITAL CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	June 30, 2004	December 31, 2003
ASSETS
Current
Cash	$117,460	$33,479
Current portion of notes receivable	16,883	16,304
Prepaid expenses	164,618	60,140
Prepaid royalties	65,000	65,000

	363,961	174,923

Notes Receivable	167,373	175,961
Equipment, net	5,281	2,255
License	185,483	191,103
Website Development Costs, net	2,750	3,667

	$724,848	$547,909

LIABILITIES
Current
7 % Convertible Debentures	$594,195
Accounts payable and accrued liabilities	29,591	85,896
Due to related parties		55,000

	623,786	140,896

Non-current
Notes Payable	419,967	386,161

	$1,043,753	$527,057

SHAREHOLDERS’ DEFICIENCY
Share Capital
Authorized:
50,000,000 common shares, par value $0.001 per share at June 30, 2004 and December 31, 2003

Issued and Outstanding:
18,626,906 at June 30, 2004 and 14,510,800 at December 31, 2003	18,627	14,511

Additional paid-in capital	3,401,089	1,698,600

Common Stock Subscribed	1,700	27,980
Contributed Surplus	5,415	5,415
Deficit Accumulated During The Development Stage	(3,745,736)	(1,725,654)

	(318,905)	20,852

	$724,848	$547,909

TASKER CAPITAL CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATION

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30		INCEPTION MAY 13 1996 TO JUNE 30
	2004	2003	2004	2003	2004
Expenses
Fulfillment	$978	$—	$5,633	$—	$5,633
Payroll taxes	12,561		12,561		12,561
Filing fees	6,739		6,739		6,739
Insurance	2,146		2,146		2,146
Product development	26,975		26,975		26,975
Focus groups	47,186		47,186		47,186
Broker fees	30,233		30,233		30,233
Automobile Expenses	7,644		7,644		7,644
Stock based compensation	260,000		260,000		818,935
Consulting fees	211,328	8,964	318,651	16,964	407,776
Media Services	3,584	35,731	8,991	64,931	200,631
Wages and benefits	114,510	3,510	136,850	9,112	211,443
Stock transfer services		920	955	1,700	7,844
Management fees					123,892
Office and sundry	5,544	9,588	11,832	10,721	46,432
Professional fees	184,940	34,108	255,145	48,320	432,699
Rent	10,782		14,782		80,834
Mineral property costs					127,007
Depreciation and amortization	3,583	140	6,992	281	20,630
Travel and business promotion	10,980	3,166	13,779	3,166	68,957
Clinical trials		2,000		2,000	83,557

Loss From Operations	939,713	98,127	1,167,094	157,195	2,769,754

Other Income (Expenses)
Interest income & misc.	10,729		14,071		20,959
Interest expense	(833,530)	(20,747)	(867,058)	(42,127)	(1,002,659)
Gain from foreign exchange					5,718

	(822,801)	(20,747)	(852,987)	(42,127)	(975,982)

Net Loss	$1,762,514	$118,874	$2,020,081	$199,322	$3,745,736

Loss Per Share	$0.11	$0.01	$0.13	$0.02

Weighted Average Number of Shares Outstanding	16,754,307	12,052,574	15,632,554	11,867,081

TASKER CAPITAL CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30		INCEPTION MAY 13 1996 TO JUNE 30
	2004	2003	2004	2003	2004
Cash flows From Operating Activities
Loss for the period	$(1,762,514)	$(118,874)	$(2,020,081)	$(199,322)	$(3,745,736)

Adjustments to Reconcile Loss to Net Cash Used By Operating Activities
Depreciation and amortization	3,583	140	6,992	281	20,630
Amortization of interest expense	816,903	20,532	833,805	41,845	919,791
Stock based compensation	260,000		260,000		818,935
Common stock, warrants and options for services	277,500		277,500		277,500
Goods and Services tax recoverable
Prepaid royalties					(65,000)
Prepaid expenses	(104,478)	(9,537)	(104,478)	(9,537)	(164,618)
Accounts payable	(115,092)	35,321	(56,305)	18,724	212,013
Due to related parties	(59,000)		(55,000)		(59,000)

	(683,098)	(72,418)	(857,567)	(148,009)	(1,785,485)

Cash Flows From Investing Activities
Purchase of equipment	(3,481)		(3,481)	(2,818)	(6,300)
Notes receivable	4,039	(82,000)	8,009	(127,000)	(184,256)
License					(160,000)
Website development costs					(5,500)

	558	(82,000)	4,528	(129,818)	(356,056)

Cash Flows From Financing Activities
Advances payable					48,314
Issue of share capital		130,000		165,000	930,705
Issue of share purchase warrants					13,956
Share subscriptions		10,000	137,020	10,000	165,000
Notes payable	800,000	15,000	800,000	15,000	1,100,176
Cash acquired on acquisition of subsidiary					850

	800,000	155,000	937,020	190,000	2,259,001
Effect of Exchange Rate Changes On Cash

Increase (Decrease) in Cash	117,460	582	83,981	(87,827)	117,460

Cash, Beginning of Period		3,412	33,479	91,821

Cash, End of Period	$117,460	$3,994	$117,460	$3,994	$117,460

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

The Company is in the development stage; therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieve a level of sales adequate to support its cost structure.

b)	Going Concern

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TASKER CAPITAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Consolidation

These financial statements include the accounts of the Company and its wholly owned Canadian subsidiary, Tanuta Ventures Corp.

b)	Development Stage Company

The Company is a development stage company as defined in the Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company’s website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

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

Equipment 5 years

TASKER CAPITAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

f.)	Income Taxes

The Company has adopted SFAS No. 109 - “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

g.)	Stock Based Compensation

The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 -”Accounting for Stock Issued to Employees”. The Company has adopted those provisions of SFAS No. 123 - “Accounting for Stock Based Compensation”, which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

h.)	Financial instruments

The Company’s financial instruments consist of cash and accounts payable.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

i.)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currencies are converted to U.S. dollars at the rate of exchange prevailing at the time of the transactions. Exchange gains and losses arising from the remeasurement of foreign currency-denominated assets and liabilities are included in income in the period in which they occur.

j.)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share is not presented as the effect is anti-dilutive.

TASKER CAPITAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

k.)	Impairment of Long-Lived Assets

The Company reviews long-lived assets, including identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

l.)	Stock Options – Pro Forma Information for the six months ended June 30, 2004.

Net loss, per accompanying condensed consolidated statement of operations	$(2,020,081)
Add: Stock based compensation expense included in net loss, per accompanying condensed consolidated statement of operations	260,000
Deduct: Stock based compensation expense determined under fair value method	(511,737)

Net loss – pro forma	$(2,271,818)

Basic and diluted loss per share, per the accompanying condensed consolidated statement of operations	$(0.13)

Basic and diluted loss per share – pro forma	$(0.15)

m.)	Convertible Debentures

In April 2004, the Company entered into a Securities Purchase Agreement with several investors pursuant to which the Company issued and sold (i) $800,000 of convertible debentures (“the April 2004 Debentures”); (ii) warrants to purchase 8,000,000 shares of common stock at $0.10 per share and (iii) warrants to purchase 8,000,000 shares of common stock at $0.20 per share. The warrants expire in five years from the date of issuance. In September 2004, the exercise price of all the warrants issued in connection with the April 2004 Debentures was modified to $0.05 per share. In April 2005, due to a registration default covenant, the exercise price of all the warrants issued was further reduced to $0.01 per share. The April 2004 Debentures are due on the third anniversary of the issuance, bear interest at 7% per annum and are convertible into shares of common stock at a price of $0.05 per share, including interest, for an aggregate of at least 16,000,000 common shares.

TASKER CAPITAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

The Company determined the initial carrying value of the April 2004 Debentures by a two-step allocation process: first to the associated warrants and second, to an embedded conversion option. First, the Company allocated the proceeds from the sale of the April 2004 Debentures between the April 2004 Debentures and the warrants based upon their relative fair values, which resulted in recording a discount on the April 2004 Debentures. The value of the warrants was computed using the Black-Scholes option pricing model. Second, in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, after allocating the April 2004 Debenture proceeds as described above, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. Since the conversion prices were less than the fair values of the Company’s stock at the closing dates, an embedded conversion option was recorded as additional paid in capital.

As a result of the Company’s allocations above, the entire principal amounts of the April 2004 Debentures have allocated to the warrants and embedded conversion options. This amount was to be amortized as additional (non-cash) interest expense with a corresponding increase to the April 2004 Debentures over the life of the April 2004 Debentures using the effective interest method until the April 2004 Debentures are repaid or converted to common stock. However, as a result of being in violation of certain covenants of the April 2004 Debentures, the entire amount was amortized during the period ended June 30, 2004.

4.	RESTATEMENT OF CERTAIN TRANSACTIONS AS OF JUNE 30, 2004 AND FOR THE THREE AND SIX MONTH PERIODS THEN ENDED

In connection with the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2004, the Company recorded adjustments to account for certain 2004 transactions described below. These adjustments impact the 2004 net loss as previously reported in the Company’s Form 10-QSB for the quarterly period ended June 30, 2004, filed on August 16, 2004. However, the aggregate effect of this restatement has no impact on the December 31, 2004 Audited Consolidated Financial Statements of the Company as reported in its Form 10-KSB filed April 16, 2005. Accordingly, the accompanying 2004 condensed consolidated statement of operations have been restated to give effect to these adjustments.

The adjustments included (1) a stock based compensation charge for “in the money” options issued to employees (2) the recognition of value allocated to warrants and an embedded conversion feature associated with convertible debentures issued in April 2004 (an increase of the debt discount) and the immediate amortization of such discount as a result of the Company’s violation of certain covenants of the April 2004 convertible debentures and (3) a compensation charge to reflect the market value of common stock issued to consultants for services rendered.

TASKER CAPITAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

Following is a reconciliation of 2004 net loss as previously reported in the Company’s Form 10-QSB for the quarterly period ended June 30, 2004, filed on August 16, 2004, to 2004 net loss as reported in the accompanying condensed consolidated statement of operations.

	Three months Ended June 30, 2004	Six months Ended June 30, 2004
Net loss, as previously reported	$425,014	$682,581
Stock-based compensation	260,000	260,000
Non cash interest related to April debentures	800,000	800,000
Stock issued for services	277,500	277,500

Net loss, per accompanying condensed consolidated statement of operations	$1,762,514	$2,020,081

Basic and diluted loss per share, as previously reported	$(0.03)	$(0.04)

Basic and diluted loss per share, per the accompanying condensed consolidated statement of operations	$(0.11)	$(0.13)

Item 2: Management’s Discussion and Analysis or Plan of Operations

(a) Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, ‘will “, ‘should”, ‘expect, “plan”, ‘intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company’s actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

(b) Plan of Operations

The Company has entered into an Exclusive License Agreement (the “License Agreement’) with Pharlo Citrus Technologies, Inc. (“Pharlo”), a privately held development company, to use, sell, develop, market and distribute consumer deodorant breath products, animal deodorant breath products and soft drink products. Pursuant to the License Agreement, the Company has agreed to make royalty payments to Pharlo based on product sales and has issued warrants to Pharlo’s stockholders to purchase an aggregate of 300,000 shares of the Company’s common stock. In conjunction with the License Agreement, Tasker entered into a Production Agreement with Indian River Labs, Inc. (“Indian River’), a privately held manufacturing corporation affiliated with Pharlo. Indian River will manufacture and sell to the Company concentrates for the products licensed by Pharlo. Additionally, the Company has agreed to loan to Pharlo, pursuant to a Loan Agreement, up to $200,000, to finance a production facility to produce the licensed products. Pursuant to the terms of the Loan Agreement, the principal and interest on the notes evidencing the loan will be repaid in equal monthly installments commencing July 1, 2003, with the last payment due October l, 2012.

Also, the Company entered into agreements with a key employee and several consultants. The Company entered into an employment agreement with Arthur P. Bergeron pursuant to which Mr. Bergeron agreed to serve as the Company’s Chief Executive Officer, President, Chief Financial Officer and Treasurer. Mr. Bergeron was also elected to the Company’s Board of Directors. The Company agreed to pay Mr. Bergeron a base salary of $1,170.00 per month. In addition, the Company issued to Mr. Bergeron a non-qualified stock option to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.25 per share and a non-qualified stock option to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share, each grant subject to certain vesting provisions. On December 29, 2003, the Company issued to Mr. Bergeron a non-qualifying stock option to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company also entered into consulting agreements with each of Richard Brutti and Richard Kirby to provide consulting services to the Company in connection with the development, marketing and sale of the consumable products. Mr. Kirby has also assigned to the Company certain of his interest in a Right of First Refusal Agreement with Pharlo with respect to certain additional licensed products. In connection with the consulting agreements, the Company issued to Mr. Brutti and Mr. Kirby, respectively, warrants to purchase 1,750,000 and 1,710,000 shares of the Company’s common stock at an exercise price of $0.25 per share. Also, the Company has agreed to make bonus payments and to issue additional warrants to each based on the achievement of agreed upon sales milestones.

Further, the Company entered into a consulting agreement with Boston Financial Partners, Inc.(“Boston Financial”) to provide domestic and global strategic advice. Boston Financial agreed to provide consulting services to the Company in return for a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.25 per share. Subsequently, Boston Financial Partners, Inc. and the Company agreed to the cancellation of these warrants.

On February 9, 2004, Mr. Arthur P. Bergeron resigned as President and Chief Executive Officer and Mr. Robert P. Appleby was appointed President and Chief Executive Officer.

On the same day, Mr. James P. Burns was appointed Vice-President of Sales of the Corporation.

On May 14, 2004, Mr. Robert P. Appleby, Mr. James P. Burns and Mr. Gordon Davis were appointed to the Company’s Board of Directors.

Immediately following their appointment Mr. Arthur P. Bergeron, Mr. Maurizio Grande and Mr. Michael Hu resigned as Directors. Mr. Arthur P. Bergeron also resigned as Chief Financial Officer, Treasurer and Secretary and the Board appointed Mr. Robert P. Appleby to succeed him in those positions on an interim basis. Mr. Bergeron will remain with the Company as a consultant.

Item 3 Controls and Procedures

In connection with the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2004, the Company recorded adjustments to account for certain 2004 transactions described in Note 4 to the Unaudited Consolidated Financial Statements. These adjustments impact the 2004 net loss as previously reported in the Company’s Form 10-QSB for the quarterly period ended June 30, 2004, filed on August 16, 2004. Accordingly, the Company has filed this amendment on Form 10-QSB/A to give effect to those adjustments. The adjustments made in this amendment on Form 10-QSB/A have already been taken into account in the December 31, 2004 audited Consolidated Financial Statements of the Company as reported in its Form 10-KSB filed April 16, 2005. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out a re-evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report as a result of the restatement of the financial statements contained herein.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures as of the end of the period covered by this report were ineffective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. As defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weakness identified relates to limitations in the capacity of the Company’s accounting resources to identify and react in a timely manner to non-routine and complex business transactions. In 2004, a lack of experienced personnel in the Company’s accounting function and multiple transitions of responsibilities over the Company’s accounting function, among other reasons, resulted in untimely identification and resolution of (i) accounting matters related to certain equity transactions and (ii) the accounting for the Company’s debt financing. In order to remediate these internal control deficiencies, the Company has (i) hired additional accounting resources to supplement the internal accounting staff (including a new Chief Financial Officer on January 3, 2005 and Corporate Controller on March 21, 2005), (ii) hired a public accounting firm to assist the Company in certain complex matters, (iii) implemented internal controls and procedures to strengthen areas of concern to the new financial management team, and (iv) formed an Audit Committee. The Company is also in the process of implementing an automated financial reporting system.

The identification of this material weakness resulted from management’s continuing assessment of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. While the Company has already instituted, and is continuing to implement, corrective actions with respect to the material weakness identified, the implementation of the automated financial reporting system has not yet been completed. Accordingly, while every effort will be made to ensure the financial reporting system will adhere to the Company’s internal controls we cannot be certain that additional material weaknesses will not be identified prior to the filing of management’s annual report on internal control over financial reporting.

Substantial remediation of this material weakness is expected to be completed by our fiscal year ended December 31, 2005. The Company believes that the actions it has taken to date in that regard, when taken as a whole, have mitigated the material weakness and other deficiencies with respect to the preparation of this restatement of the Quarterly Report on Form 10-QSB such that the information required to be disclosed in this Form 10-QSB/A has been recorded, processed, summarized and reported correctly.

Other than noted above, there were no changes to the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of securities were made during the fiscal quarter ended June 30, 2004 that have not been previously disclosed on Form 8-K.

Item 3. Defaults upon Senior Securities

See Note 3m to the Unaudited Consolidated Financial Statements contained herein for a discussion of defaults under our convertible debentures.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2004.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certifications by Chief Executive Officer.

32.2	Section 1350 Certifications by Chief Financial Officer.

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

TASKER CAPITAL CORP.

Date:	September 30, 2005

By:	/s/ Robert P. Appleby
Robert P. Appleby
Chief Executive Officer
(Principal Executive Officer)