Form 10QSB/A
period 2004-09-30
TASKER CAPITAL CORP
filed 2005-09-30
CIK 1084557

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

Explanatory Note

This amended Quarterly Report on Form 10-QSB/A restates the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004. The aggregate effect of this restatement has no impact on the December 31, 2004 Audited Consolidated Financial Statements of the Company as reported in its Form 10-KSB filed April 16, 2005. The quarter ended September 30, 2004 restatement reflects the following adjustments to income: (1) a stock based compensation charge for “in the money” options issued to employees, (2) the recognition of value allocated to warrants and an embedded conversion feature associated with convertible debentures issued in April 2004 and July 2004 (an increase of the debt discount) and the immediate amortization of such discount as a result of the Company’s violation of certain covenants of the April 2004 and July 2004 convertible debentures and (3) a compensation charge to reflect the market value of common stock issued to consultants for services rendered. A full description of the restatement can be found in Note 4 to the Unaudited Consolidated Financial Statements. We have not modified or updated the disclosures in the original Quarterly Report on Form 10-QSB except as required to give effect to the restatement and with respect to Item 4. As a result, this amended Quarterly Report on Form 10-QSB/A contains forward-looking information that has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Quarterly Report on Form 10-QSB/A and the original Quarterly Report on Form 10-QSB is subject to updating and supplementing as provided in the periodic reports that we have filed and will file with the Securities and Exchange Commission after the original filing date of the Quarterly Report on Form 10-QSB.

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

TASKER CAPITAL CORP.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

TASKER CAPITAL CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	September 30, 2004	December 31, 2003
ASSETS
Current
Cash	$1,192,788	$33,479
Current portion of notes receivable	17,180	16,304
Prepaid expenses	380,941	60,140
Prepaid royalties	85,000	65,000

	1,675,909	174,923

Notes Receivable	262,965	175,961
Equipment, net	87,761	2,255
Lease Deposit, net	5,991
License	182,673	191,103
Website Development Costs, net	2,292	3,667

	$2,217,591	$547,909

LIABILITIES
Current
Convertible Debenture Note	$1,647,674	$—
7 % Convertible Debentures	397,000
Accounts payable and accrued liabilities	162,584	85,896
Due to related parties		55,000

	2,207,258	140,896

Non-current
Notes Payable	439,709	386,161

	$2,646,967	$527,057

SHAREHOLDERS’ DEFICIENCY
Share Capital
Authorized:
300,000,000 common shares, par value $0.001 per share at September 30, 2004 and December 31, 2003
Issued and Outstanding:
28,103,495 at September 30, 2004 and 14,510,800 at December 31, 2003	28,104	14,511
Additional paid-in capital	5,833,798	1,698,600
Common Stock Subscribed	1,700	27,980
Contributed Surplus	5,415	5,415
Deficit Accumulated During The Development Stage	(6,298,393)	(1,725,654)

	(429,376)	20,852

	$2,217,591	$547,909

TASKER CAPITAL CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATION

(unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		INCEPTION May 13 1996 TO September 30
	2004	2003	2004	2003	2004
Expenses
Fulfillment	$—	$—	$5,633	$—	$5,633
Payroll taxes	7,682		20,243		20,243
Filing fees	1,953		8,692		8,692
Insurance			2,146		2,146
Product development	37,449	3,785	64,424	12,749	64,424
Focus groups	31,808		78,994		78,994
Broker fees			30,233		30,233
Automobile Expenses	7,724		15,368		15,368
Stock based compensation	86,000		346,000		904,935
Consulting fees	127,600	12,800	446,251	20,800	535,376
Media Services	114,210	89,509	123,201	154,440	314,841
Wages and benefits	121,396	5,461	258,246	14,573	332,839
Stock transfer services	891	1,368	1,846	3,068	8,735
Management/Directors fees	17,500	—	17,500		141,392
Office and sundry	2,845	(1,252)	14,677	9,469	49,277
Professional fees	169,943	32,700	425,088	81,020	602,642
Rent	19,638		34,420		100,472
Mineral property costs					127,007
Depreciation and amortization	6,053	141	13,045	422	26,683
Travel and business promotion	27,981	11,859	41,760	15,025	96,938
Clinical trials	17,636	2,400	17,636	4,400	101,193

Loss From Operations	798,309	158,771	1,965,403	315,966	3,568,063

Other Income (Expenses)
Interest income & misc.	6,093		20,164		27,052
Interest expense	(1,760,441)	(20,181)	(2,627,499)	(62,308)	(2,763,100)
Gain from foreign exchange					5,718

	(1,754,348)	(20,181)	(2,607,335)	(62,308)	(2,730,330)

Net Loss	$2,552,657	$178,952	$4,572,738	$378,274	$6,298,393

Loss Per Share	$0.11	$0.01	$0.26	$0.03

Weighted Average Number of Shares Outstanding	24,035,013	13,733,320	17,809,412	12,495,996

TASKER CAPITAL CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

	NINE MONTHS ENDED SEPTEMBER 30,		INCEPTION May 13 1996 TO SEPTEMBER 30
	2004	2003	2004
Cash flows From Operating Activities
Loss for the period	$(4,572,738)	$(378,274)	$(6,298,393)

Adjustments to Reconcile Loss to Net Cash Used By Operating Activities
Depreciation and amortization	13,045	422	26,683
Amortization of interest expense	2,135,568	60,942	2,221,554
Stock based compensation	346,000	—	904,935
Common stock, warrants and options for services	345,000	—	345,000
Deposits	(6,000)		(6,000)
Inventory		(65,313)
Shares issued for other than cash		170,360
Prepaid royalties	(20,000)		(85,000)
Prepaid expenses	(320,800)		(380,940)
Accounts payable/Other payables	76,688	(137,390)	345,006
Due to related parties	(55,000)		(59,000)

	(2,058,237)	(349,253)	(2,986,155)

Cash Flows From Investing Activities
Purchase of equipment	(88,579)	(2,818)	(91,398)
Notes receivable	103,898	(135,000)	(88,367)
License		(5,000)	(160,000)
Website development costs			(5,500)

	15,319	(142,818)	(345,265)

Cash Flows From Financing Activities
Advances payable	—	(48,314)	48,314
Issue of share capital	617,533	517,235	1,548,238
Issue of share purchase warrants	—	—	13,956
Share subscriptions	137,020	—	165,000
Notes payable-debenture	2,447,674	—	2,747,850
Cash acquired on acquisition of subsidiary	—	—	850

	3,202,227	468,921	4,524,208

Effect of Exchange Rate Changes On Cash	—	—	—

Increase (Decrease) in Cash	1,159,309	(23,150)	1,192,788

Cash, Beginning of Period	33,479	91,821	—

Cash, End of Period	$1,192,788	$68,671	$1,192,788

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

Presently the company markets Close Call™, the world’s first clinically proven anti-microbial oral hygiene breath drink. The Company is in the development stage; therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieve a level of sales adequate to support its cost structure.

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

The Company has adopted SFAS No. 109 -”Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

l.)	Stock Options – Pro Forma Information for the nine months ended September 30, 2004.

Net loss, per accompanying condensed consolidated statement of operations	$(4,572,738)
Add: Stock based compensation expense included in net loss, per accompanying condensed consolidated statement of operations	346,000
Deduct: Stock based compensation expense determined under fair value method	(1,514,952)

Net loss – pro forma	$(5,741,690)

Basic and diluted loss per share, per the accompanying condensed consolidated statement of operations	$(0.26)

Basic and diluted loss per share – pro forma	$(0.32)

m.)	Convertible Debentures:

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

In July 2004, the Company entered into another Securities Purchase Agreement with several investors under which the Company issued and sold in a private placement (i) $1,647,674 of convertible debentures, at a discount of $263,074, for a net amount of $1,384,600 (“the July 2004 Debentures”) and (ii) warrants to purchase 3,461,500 shares of common stock at a price of $0.20 per share. In September 2004, the exercise price of all the warrants issued in connection with the July 2004 Debentures was modified to $0.05 per share. In April 2005, due to a registration default covenant, the exercise price of all the warrants issued was further reduced to $0.01 per share. The July 2004 Debentures are due on the second anniversary of the issue date and are convertible into share of common stock at a price of $0.20 per share for an aggregate of 8,238,370 common shares.

The Company determined the initial carrying value of the April 2004 Debentures and the July 2004 Debentures (together, “the Convertible Debentures”) by a two-step allocation process: first to the associated warrants and second, to an embedded conversion option. First, the Company allocated the proceeds from the sale of the of the Convertible Debentures between the Convertible Debentures and the warrants based upon their relative fair values, which resulted in recording a discount on the Convertible Debentures. The value of the warrants was computed using the Black-Scholes option pricing model. Second, in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, after allocating the Convertible Debenture proceeds as described above, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. Since the conversion prices were less than the fair values of the Company’s stock at the closing dates, an embedded conversion option was recorded as additional paid in capital.

As a result of the Company’s allocations above, the entire principal amounts of the Convertible Debentures have allocated to the warrants and embedded conversion options. This amount was to be amortized as additional (non-cash) interest expense with a corresponding increase to the Convertible Debentures over the life of the respective Debentures using the effective interest method until such Debentures are repaid or converted to common stock. However, as a result of being in violation of certain covenants of the Convertible Debentures, the entire amount was amortized during the year ended September 30, 2004 (see Note 4).

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

TASKER CAPITAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

In accordance with E.I.T.F. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the value of the Beneficial Conversion Feature was measured using the intrinsic value method and is being amortized to interest expense over a period of five years on the first issuance and over two years on the second issuance.

4.	RESTATEMENT OF CERTAIN TRANSACTIONS AS OF SEPTEMBER 30, 2004 AND FOR THE THREE AND NINE MONTH PERIODS THEN ENDED

In connection with the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2004, the Company recorded adjustments to account for certain 2004 transactions described below. These adjustments impact the 2004 net loss as previously reported in the Company’s Form 10-QSB for the quarterly period ended September 30, 2004, filed on November 15, 2004. However, the aggregate effect of this restatement has no impact on the December 31, 2004 Audited Consolidated Financial Statements of the Company as reported in its Form 10-KSB filed April 16, 2005. Accordingly, the accompanying 2004 condensed consolidated statement of operations have been restated to give effect to these adjustments.

The adjustments included (1) a stock based compensation charge for “in the money” options issued to employees (2) the recognition of additional value allocated to warrants and an embedded conversion feature associated with the April 2004 and the July 2004 convertible debentures (an increase of the debt discount) and the immediate amortization of such discount as a result of the Company’s violation of certain covenants of the April 2004 and the July 2004 convertible debentures and (3) a compensation charge to reflect the market value of common stock issued to consultants for services rendered.

Following is a reconciliation of 2004 net loss as previously reported in the Company’s Form 10-QSB for the quarterly period ended September 30, 2004, filed on November 15, 2004, to 2004 net loss as reported in the accompanying condensed consolidated statement of operations.

	Three months Ended September 30, 2004	Nine months Ended September 30, 2004
Net loss, as previously reported	$1,117,136	$1,799,717
Stock-based compensation	86,000	346,000
Non cash interest related to April debentures	1,282,021	2,082,021
Stock issued for services	67,500	345,000

Net loss, per accompanying condensed consolidated statement of operations	$2,552,657	$4,572,738

Basic and diluted loss per share, as previously reported	$(0.05)	$(0.10)

Basic and diluted loss per share, per the accompanying condensed consolidated statement of operations	$(0.11)	$(0.26)

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

The proprietary technology – pHarlo – creates an environment in which hydrogen protons attach to a single copper ion, suspending the copper ion indefinitely in a liquid state. In this state of suspension, copper interferes with the cellular growth of both anaerobic and facultative organisms by interfering with the bacteria’s respiration. The solution uses only ingredients that are currently on the Federal GRAS (Generally Regarded As Safe) list.

The Company has also entered into a Partnership Agreement with Wynn Starr Specialty Flavors LLC (“Wynn Starr”), a leading supplier of culinary ingredients and technology to the food processing industry, to market the Company’s licensed technology to the poultry processing industry. Under the terms of the Partnership Agreement, Wynn Starr will use its extensive relationships in the poultry processing industry to market the Company’s licensed technology in consideration for the right to produce the final product to be supplied to the consumer using the concentrated solution manufactured by Indian River. To further support its initiative, the Company has applied for United States Department of Agriculture (USDA) approval for its products use in poultry processing. An initial study of the Company’s technology by the University of Georgia’s Department of Poultry Science thoroughly supported its efficacy in eliminating bacteria during the scalding treatment of poultry processing. Reductions and eliminations were observed in Salmonella typhimurium, Listeria monocytogenes, Staphylococcus aureus, E coli, Shewanella putrefaciens and Pseudomonas fluorescens. The Company has engaged the University of Georgia’s Department of Poultry Science to conduct a quantitative validation of its technology for use in poultry processing, which will be submitted to the USDA and is expected to complete its application for approval.

Over the last several months, the Company conducted various consumer market studies to rebrand its oral care product. The Company plans to reintroduce its oral care product under the new name of “Close Call™” over the next few months. Close Call™ will be marketed as the world’s first clinically proven anti-microbial oral hygiene breath drink that eliminates odors from tobacco, garlic, onion and alcohol and removes germs and bacteria that cause bad breadth.

Item 3 Controls and Procedures

In connection with the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2004, the Company recorded adjustments to account for certain 2004 transactions described in Note 4 to the Unaudited Consolidated Financial Statements. These adjustments impact the 2004 net loss as previously reported in the Company’s Form 10-QSB for the quarterly period ended September 30, 2004, filed on November 15, 2004. Accordingly, the Company has filed this amendment on Form 10-QSB/A to give effect to those adjustments. The adjustments made in this amendment on Form 10-QSB/A have already been taken into account in the December 31, 2004 audited Consolidated Financial Statements of the Company as reported in its Form 10-KSB filed April 16, 2005. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out a re-evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report as a result of the restatement of the financial statements contained herein.

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

Item 2. Unregistered Shares of Equity Securities

No unregistered sales of securities were made during the fiscal quarter ended September 30, 2004 that have not been previously disclosed on Form 8-K.

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

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

10.1	License Agreement. (previously filed)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certifications by Chief Executive Officer.

32.2	Section 1350 Certifications by Chief Financial Officer.

b)	Reports on Form 8-K

On July 22, 2004 the Company filed a Current Report of Form 8-K to report it had entered into a Securities Purchase Agreement with several accredited investors (the “Purchasers”), under which the Company issued and sold to the Purchasers in a private placement (i) $1,647,674 of convertible debentures with an original issue discount of 16%; and (ii) warrants to purchase 3,461,500 shares of common stock at $0.25 per share. The warrants expire 5 years from the date of issuance. The total purchase price received by the Company was $1,384.600.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER CAPITAL CORP.

Date: September 30, 2005

By:	/s/ Robert P. Appleby
Robert P. Appleby
Chief Executive Officer
(Principal Executive Officer)