Form 10QSB
period 2005-09-30
TASKER CAPITAL CORP
filed 2005-11-14
CIK 1084557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________to_______________

Commission file number _______________________________

TASKER CAPITAL CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0426048
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

39 Old Ridgebury Road-Suite 14, Danbury, CT 06810-5116

(Address of principal executive offices)

(203) 730-4350

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 89,167,095 shares of Common stock as of November 14, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Our condensed consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2005
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,011,865
Accounts receivable, net	1,469,723
Notes receivable	1,584,375
Inventories	1,860,062
Prepaid expenses	116,313
Prepaid commissions	200,000
Total current assets	11,242,338

Property and equipment, net	1,469,852
Investment in equity investee	703,072
Intangible assets, net	56,544,675
Goodwill	6,404,030
Deposit, net	33,626
$76,397,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Convertible debentures	$195,000
Accounts payable	2,466,374
Notes payable - acquisition of IRL	445,840
Other accrued liabilities	950,850
Total current liabilities	4,058,064

Long-term liabilities:
Notes payable - shareholders	435,478
Notes payable - acquisition of IRL	1,300,367
Total long-term liabilities	1,735,845

Stockholders' equity:
Common stock, $0.001 par value; authorized 300,000,000 shares; issued and outstanding 87,967,095	87,967
Additional paid-in capital	89,259,829
Deficit accumulated during the development stage	(18,744,112)
Total stockholders' equity	70,603,684
$76,397,593

The accompanying notes are an integral part of these condensed consolidated financial statements

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		INCEPTION May 13, 1996 TO SEPTEMBER 30,
	2005	2004	2005	2004	2005

Revenues	$1,446,285	$–	$1,751,553	$–	$1,751,553

Cost of Goods Sold	415,326	–	525,313	–	525,313
Gross Profit	1,030,959	–	1,226,240	–	1,226,240

Expenses

Management	1,605,231	182,283	3,755,067	353,117	4,845,625
Office related	284,947	22,483	542,185	49,097	722,076
Professional and Consulting	1,009,655	297,543	4,507,814	871,339	6,277,536
Stock Based Compensation		86,000	484,000	346,000	1,415,935
Product Development	120,220	37,449	214,460	64,424	421,004
Marketing	442,681	163,654	766,918	219,831	1,096,467
Filing and Stock transfer	17,720	2,844	37,354	40,771	303,561
Depreciation and Amortization	1,145,053	6,053	1,181,972	13,045	1,224,458
Insurance	135,319	–	213,834	2,146	213,834
Selling	17,544	–	41,966	–	41,965
Miscellaneous	74,318	–	161,915	5,633	315,179
Total Expenses	4,852,688	798,309	11,907,485	1,965,403	16,877,640

Loss From Operations	(3,821,729)	(798,309)	(10,681,245)	(1,965,403)	(15,651,400)

Other Income (Expense):
Interest expense	(11,767)	(1,754,348)	(76,762)	(2,607,335)	(2,942,253)
Loss on equity investee	(4,453)	–	(14,928)	–	(14,928)
Other	(111,908)	–	(173,908)	–	(135,531)
Total Other Expense, net	(128,128)	(1,754,348)	(265,598)	(2,607,335)	(3,092,712)
Net Loss	$(3,949,857)	$(2,552,657)	$(10,946,843)	$(4,572,738)	$(18,744,112)

Net Loss Per Common Share, basic and diluted	$(0.05)	$(0.11)	$(0.16)	$(0.26)	$(1.11)
Weighted Average Common Shares Outstanding, basic and diluted	82,152,428	24,035,013	68,316,307	17,809,412	16,830,208

The accompanying notes are an integral part of these condensed consolidated financial statements

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,		INCEPTION May 13, 1996 TO September 30,
	2005	2004	2005

Cash flows from operating activities:
Net loss	$(10,946,843)	$(4,572,738)	(18,744,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,181,972	13,045	1,224,458
Noncash interest	55,463	2,135,568	2,802,658
Stock based compensation	484,000	346,000	1,415,935
Loss on equity investee	14,928	–	14,928
Common stock, warrants and options for services	2,890,373	345,000	3,575,887
Changes in operating assets and liabilities:
Accounts receivable	(1,384,365)	–	(1,384,365)
Inventories	(1,719,218)	–	(1,819,016)
Prepaid expenses	(297,030)	(346,800)	(739,362)
Prepaid commissions	(75,000)	–	(200,000)
Accounts payable	2,292,269	76,688	2,564,342
Accrued royalties	–	–	(70,000)
Other accrued liabilities	190,287	(55,000)	739,233
Net cash used in operating activities	(7,313,164)	(2,058,237)	(10,619,414)

Cash flows from investing activities:
Cash payments made as part consideration for assets acquired	(2,460,189)	–	(2,460,189)
Purchases of property and equipment	(627,539)	(88,579)	(742,432)
Advances pursuant to notes	(3,551,045)	103,898	(4,143,310)
Purchase of license	–	–	(160,000)
Investment in equity investee	(718,000)	–	(718,000)
Payments for deposits and other	(17,860)	–	(41,580)
Net cash provided by (used in) investing activities	(7,374,633)	15,319	(8,265,511)

Cash flows from financing activities:
Proceeds from private placements, net	6,434,599	617,533	21,049,936
Proceeds from convertible debentures, net	–	2,447,674	2,065,532
Proceeds from other notes payable, net	–	–	524,850
Exercise of warrants/options	224,750	–	1,392,300
Repayments on note payable - IRL	(185,766)	–	(185,766)
Other	774	137,020	49,938
Net cash provided by financing activities	6,474,357	3,202,227	24,896,790

Net increase (decrease) in cash and cash equivalents	(8,213,440)	1,159,309	6,011,865

Cash and cash equivalents, beginning of period	14,225,305	33,479
Cash and cash equivalents, end of period	$6,011,865	$1,192,788	$6,011,865

Supplemental disclosures of cash flow information:
Interest paid	$132,795	$–	$176,312

Supplemental disclosures of noncash investing and financing activities:
Conversion of debt and accrued interest into common stock	$291,930	$–	$2,480,883
Warrants issued and embedded conversion feature associated with debt financing	$–	$2,447,674	$2,184,600
Warrants issued for license	$–	$–	$42,344

The following schedule summarizes the acquisition of the certain assets of the Selling Companies included in the condensed consolidated statement of cash flows as cash paid for acquisition of the assets of the Selling Companies:

Fair value of assets acquired	$65,019,131
Cash paid	(1,428,000)
Common stock issued	(56,977,164)
Note issued	(1,931,973)
Notes cancelled	(2,542,631)

Acquisition costs	(1,420,840)
Liabilities assumed	$718,523

The accompanying notes are an integral part of these condensed consolidated financial statements

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	NATURE OF OPERATIONS AND LIQUIDITY

Tasker Capital Corp. and its subsidiaries (collectively, “the Company” or “Tasker”) manufactures, distributes and markets products using a patented process (the “pHarlo technology”) that utilizes a solution that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values. The Company currently markets Close Call™, an oral hygiene breath drink, and Unifresh™ Footbath, a grooming aid for dairy cows. The Company has begun the in-plant commercial verification process for United States Department of Agriculture approval to use the pHarlo technology in the scalder process of poultry processing. The Company is in the process of conducting tests of the pHarlo technology in other pre- and post-harvest food processing applications including seafood and water treatment uses. The Company is also in various stages of developing future product lines using the pHarlo technology in the skin care and pet product industries. As a result of the acquisition by the Company of certain assets of pHarlo Citrus Technologies, Inc. (“PCTI”), Indian River Labs, LLC (“IRL”), pHarlo Citrus Properties Partnership, LLLP (“PCPP”), and Coast to Coast Laboratories, LLC (“C2C”, and together with PCTI, PCPP and IRL, the “Selling Companies”) in July 2005 (see Note 6), the Company now owns the utility patent applications and provisional patent applications associated with the pHarlo technology in the Company’s field of use, and has entered into a new sub-license agreement for the base patents associated with the pHarlo technology.

The Company is in the development stage; therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable.

As of September 30, 2005, the Company had approximately $6.0 million in cash and cash equivalents and a current ratio of approximately 2.8-to-1.  Based upon management’s current twelve month forecast of future revenues from its product lines, the Company believes that cash on hand and cash expected to be generated from operations will provide adequate flexibility for funding the Company’s working capital over the next twelve months.  As with all business forecasts, management’s current assessment of future revenues is based upon its assumptions and expectations.  Future market trends for its products may not develop as management has predicted, and regulatory approvals required to market products as the Company currently plans may not be obtained, and, in the future, the Company may find that its cash on hand and cash from operations is not sufficient to fund existing operations or new opportunities may present themselves over the course of the next twelve months, in which case the Company may find that its cash on hand and cash from operations is not sufficient. Such changes may, or may not, require it to seek additional outside funding and, if required, there can be no assurance that suitable outside financing will be available to the Company.

2.	UNAUDITED INTERIM STATEMENTS

The accompanying condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2005 and 2004 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may occur for the year ending December 31, 2005.

3.	SELECTED ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting substantially all of its present efforts to establish a new business and with the exception of its brand Close Call™ and Unifresh™ Footbath, neither of which have produced significant revenues, none of its planned principal operations have commenced as of September 30, 2005. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Stock Based Compensation

As allowed by SFAS No. 123. “Accounting for Stock-Based Compensation” (amended by SFAS No. 148), the Company has elected to measure stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board (“APB”) No. 25 and provide disclosure-only provisions of SFAS No. 123. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the exercise price an employee or director must pay to acquire stock. If the Company had determined compensation expense based on the fair value using the Black-Scholes option pricing model at the grant dates consistent with SFAS Nos. 123 and 148, the pro forma effect on the Company’s net loss and net loss per common share would have been the following for the three and nine month periods ended September 30, 2005 and 2004 and the period of inception, May 13, 1996 to September 30, 2005:

	Three Months Ended September 30,
	2005	2004

Net loss, as reported (See Note 5)	$(3,949,857)	$(2,552,657)
Add: Stock based compensation included in net loss, as reported	–	86,000
Less: Stock based compensation expense determined under the fair value method	(989,381)	(579,016)
Net loss, pro-forma	$(4,939,238)	$(3,045,673)

Basic and diluted loss per share, as reported	$(0.05)	$(0.11)
Basic and diluted loss per share, pro-forma	$(0.06)	$(0.13)

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004	Since Inception

Net loss, as reported (See Note 5)	$(10,946,843)	$(4,572,738)	$(18,744,112)
Add: Stock based compensation included in net loss, as reported	484,000	346,000	1,415,935
Less: Stock based compensation expense determined under the fair value method	(3,664,893)	(1,514,952)	(6,566,643)
Net loss, pro-forma	$(14,127,736)	$(5,741,690)	$(23,894,820)

Basic and diluted loss per share, as reported	$(0.16)	$(0.26)	$(1.11)
Basic and diluted loss per share, pro-forma	$(0.21)	$(0.32)	$(1.42)

The following assumptions were applied in determining stock based compensation expense under the fair value method:

	2005	2004

Risk-free interest rate	2.10 - 3.44%	3.25%
Expected option term	2.5 - 5 years	2.5 - 3 years
Expected price volatility	140 - 197%	197%
Dividend yield	–	–

Basic and Diluted Loss Per Common Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include common stock equivalents. The Company’s common stock equivalents currently include stock options, convertible debentures and warrants. Unexercised stock options and warrants to purchase common stock and debentures convertible into common stock as of September 30, 2005 are as follows:

Options	18,374,999
Warrants	8,561,120
Convertible Debentures	2,100,000
29,036,119

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The foregoing common stock equivalents were excluded from the calculation of net loss per common share because the inclusion of any additional shares would be antidilutive.

Goodwill and Intangible Assets

Identifiable intangible assets, primarily patents, are being amortized over the remaining useful life of the patents of approximately 11 years. For the period ending September 30, 2005, the Company has amortized approximately $1.1 million related to the patents. Estimated amortization expense for each of the succeeding five years is approximately $5.2 million per annum.

Goodwill, recognized in connection with the acquisition of certain assets of the Selling Companies in July 2005, will not be amortized; rather goodwill will be subject to at least annual assessment for impairment applying a fair-value based test. The Goodwill amount of approximately $6,404,000 will be amortized over 15 years for tax purposes. The total amount is expected to be deductible for tax purposes.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2005 presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Accounting for Stock-Based Compensation (Revised).” SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123(R) permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123(R) to measure the fair value of stock options.

Once adopted this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 has been issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), which requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management of the Company does not believe the effects of SFAS No. 151 will have a material effect on the consolidated financial statements, as the Company has not incurred any inventory costs that meet the definition of “so abnormal.”

4.	STOCKHOLDERS’ EQUITY

In December 2004, the Company completed the private placement of 9,406,250 shares of its common stock with several accredited investors for an aggregate purchase price of $15,050,000 or $1.60 per share. The common shares related to this private placement were issued in 2005.

In February 2005, a secured promissory note holder exchanged his note in the amount of $49,950, plus interest and services rendered over the past two years for, 32,272 restricted common shares at $1.65, or $2.30 less than the market value of the stock on the date of the exchange. In connection with the exchange, the Company recognized approximately $74,000 of consulting fees during the nine month period ended September 30, 2005.

In July 2005, the Company executed an Asset Purchase Agreement whereby the Company issued 18,992,388 shares of its common stock valued at $56,977,164.

In September 2005, the Company completed the private placement of 2,947,545 shares of its common stock with several accredited investors for an aggregate purchase price of approximately $6,485,000 or $2.20 per share. As part of the private placement, the Company also issued 1,473,769 warrants to purchase the Company’s common stock at $3.00 per share.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine month period ended September 30, 2005, stockholders' equity was also increased as a result of (i) the issuance of options for vendor services of approximately $2.8 million, (ii) employee stock-based compensation of approximately $484,000, (iii) the conversion of approximately $242,000 of convertible debentures and accrued interest into approximately 4,090,000 shares of common stock and (iv) the exercise of approximately 3.6 million options and warrants generating cash proceeds of approximately $225,000.

5.	RESTATEMENT OF CERTAIN TRANSACTIONS AS OF SEPTEMBER 30, 2004 AND FOR THE THREE AND NINE MONTH PERIODS THEN ENDED

In connection with the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2004, the Company recorded adjustments to account for certain 2004 transactions. These adjustments impact the 2004 net loss as previously reported in the Company’s Form 10-QSB for the quarterly period ended September 30, 2004, filed on November 15, 2004. On September 30, 2005, the Company filed a restatement of the unaudited consolidated financial statements for the quarterly period ended September 30, 2004 on Form 10-QSB/A. The accompanying 2004 condensed consolidated statement of operations is as filed on September 30, 2005.

6.	ACQUISITION OF PHARLO ASSETS

On July 15, 2005, the Company executed an Asset Purchase Agreement with the Selling Companies whereby the Company purchased all of the functional assets of the Selling Companies that relate to the Company’s product lines and fields of use, including, but not limited to, utility patent applications, equipment, inventories and existing contracts. The purchase price of approximately $64.3 million includes (i) 18,992,388 shares of the Company’s common stock valued at approximately $56.98 million (or approximately $3.00 per share which is based upon the average closing market price of the Company’s common stock for the seven day period following the announcement of the completed acquisition), (ii) a 3.4% promissory note in the amount of $1,931,973 (payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007), (iii) cash of $1,428,000, (iv) estimated acquisition costs of $1,420,840 and (v) cancelled promissory notes totaling $2,542,631 issued to the Company by the Selling Companies and by certain equity holders of the Selling Companies (see Note 7a).

In addition to the sale of the acquired assets, and subject to certain conditions, the Selling Companies have also agreed to cause Phitex Ltd. LLLP ("Phitex") (the direct one hundred percent owner of the sole and exclusive licensee of the base patents) to issue to the Company 19.9% of the then total outstanding equity interests of Phitex on a fully diluted basis. This would allow the Company to share in the monetary benefits derived by Phitex from any transaction between the sole and exclusive licensee of the base patents and an unaffiliated third party pursuant to which that third party acquires rights to exploit the base patents outside the Company’s fields of use. No effect, if any, related to this potential acquisition has been included in the allocation of the purchase price.

The acquisition was accounted for as a business combination in accordance with SFAS No. 141 "Business Combinations" and accordingly, the tangible and intangible assets acquired have been recorded at their estimated fair values as of the date of the acquisition. The allocations of fair value are based upon preliminary estimates and assumptions. The final allocation of the purchase price, including the value and classification of intangible assets and their respective amortization periods, is pending completion of a valuation of the assets acquired. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of the estimated purchase price and the estimated allocation thereof are as follows:

Property and equipment	$824,000
Other assets	155,000
Other liabilities	(719,000)

Net assets acquired	260,000
Estimated identifiable intangible assets acquired	57,636,000
Estimated goodwill	6,404,000

Total cost of acquisition	$64,300,000

The results of operations of the Selling Companies have been included in the Company’s Condensed Consolidated Statement of Operations since the acquisition date.

The following proforma information gives effect to the acquisition as if it had occurred on the first day of each of the periods ended September 30, 2005 and 2004:

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2005	2004	2005	2004

Total revenues	$1,446,285	$–	$1,888,235	$–

Net loss	(4,190,823)	(3,050,125)	(11,932,857)	(5,538,441)

Loss per share, basic and diluted	$(0.05)	$(0.13)	$(0.17)	$(0.29)

7.	OTHER ITEMS

(a)	Advances to PCTI, PCTI-related entities and others

During the nine month period ended September 30, 2005, pursuant to a series of loan agreements, the Company loaned an additional $2,600,703 (including $136,000 paid to a vendor on behalf of PCTI). The loans bore an interest rate at 7% per annum (0% for the first six months) and had terms of 1 year. The loans represented cash advances against bonus payments due under the then contemplated acquisition (see Note 6) to the principals of the Selling Companies supported by the following promissory notes: January 9, 2005 note with Barry Cummins-$250,000; January 3, 2005 note with David Creasey-$100,000; March 1, 2005 note with David Creasey-$150,000; January 10, 2005 note with David Dickinson-$100,000 and March 4, 2005 note with David Dickinson-$150,000. In addition, three $100,000 loans and one $75,000 loan was advanced to PCPP as promissory notes on January 20, 2005, February 15, 2005, March 7, 2005 and March 31, 2005 each loan representing working capital to the pHarlo group of companies to build out and fund their manufacturing facilities and one $100,000 loan to C2C on March 3, 2005. On March 28, 2005 the Company advanced to David Creasey, one of the principals of IRL, $625,000 evidenced by a promissory note. During the second quarter of 2005, the Company made the following advances in the form of promissory notes to PCPP as working capital until the acquisition was finalized: April 20, 2005-$100,000, May 19, 2005-$50,000, June 14, 2005-$50,000. Similarly, the Company made the following advances in the form of promissory notes to C2C as working capital until the acquisition was finalized: May 25, 2005-$25,000 and June 29, 2005-$15,000. In addition, the Company made the following advances in the form of promissory notes to PCTI as working capital until the acquisition was finalized: May 11, 2005-$62,114, May 27, 2005-$100,000, June 2, 2005-$20,000, June 14, 2005-$52,816, June 27, 2005-$52,005. On June 29, 2005 the Company advanced $20,000 to IRL in the form of promissory notes, as working capital until the acquisition was finalized. On July 6, 2005 the Company advanced $12,500 to PCPP in the form of promissory notes, as working capital until the acquisition was finalized. On July 12, 2005 the Company advanced $55,268 to PCT in the form of promissory notes, as working capital until the acquisition was finalized. All of the above loans issued during 2005 were cancelled on July 15, 2005 upon the completion of the acquisition of the pHarlo assets, with the exception of the March 28, 2005 note with David Creasey in the amount of $625,000.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2005 and April 2005, the Company advanced an aggregate of $320,000 and $620,000, respectively, towards the contemplated acquisition of an additional 73% of Biofilm Strategies Corporation (“Biofilm”), a company which is developing a technology that is syneigistic to Tasker’s products and applications. Through an April 27, 2005 stock purchase agreement, the Company currently owns a 27% interest in Biofilm (See Note 7c). The parties continue to negotiate the terms of the acquisition. There can be no assurance that the acquisition will close. Should the acquisition not close, the Company will seek the repayment of the funds advanced.

(b)	Inventories

Inventories consisted of the following at September 30, 2005:

Raw Materials	$746,952
Finished Goods	1,113,110
$1,860,062

(c)	Investment in Equity Investee

In April 2005, the Company purchased from Electric Aquagenies Unlimited, Inc. 359,000 common shares of Biofilm, representing 27% of Biofilm’s outstanding common stock, for cash consideration of $718,000. Further, the Company advanced an additional $620,000 to the owners of the remaining 73% of Biofilm’s common stock, in addition to the Company’s initial advance of $320,000 in February 2005. The parties continue to negotiate the terms of the acquisition. There can be no assurance that the acquisition will close. Should the acquisition not close, the Company will seek the repayment of the funds advanced. The Company accounts for this investment under the equity method of accounting. Under the equity method of accounting, the investment is recorded at cost and is adjusted by the Company’s share of undistributed earnings or losses.

Tasker believes that its 27% interest in BioFilm is a significant variable interest, as defined by FIN 46(R) “Consolidation of Variable Interest Entities”, however Tasker believes that they are currently not the primary beneficiary of BioFilm and thus would not be required to consolidate the accounts of BioFilm. Tasker's management believes that Tasker’s maximum exposure to loss as a result of its involvement with BioFilm is limited to its initial investment of $718,000.

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

On April 30, 2005, the prospectuses relating to resales of the Company’s stock by holders of securities who purchased in the April 2004 and July 2004 private placements became stale. As a result, certain stockholders could not sell their shares pursuant to these registration statements. This caused the Company to be in default of its obligations under the Registration Rights Agreements entered into as part of the April 2004 and July 2004 private placements. This default caused contractual payments to become immediately due and payable to certain stockholders. As of September 30, 2005, the Company accrued a $174,000 liability associated with this event. The Company filed an amendment to these registration statements during the third quarter of 2005. The Securities and Exchange Commission declared the Registration Statements effective on November 2, 2005.

8.	SUBSEQUENT EVENTS

(a)	Subsequent common stock issuances

Through November 14, 2005, the Company issued an additional 1.2 million common shares in connection with the exercise of warrants.

(b)	Contingencies

On October 26, 2005, a civil action captioned "The BOC Group, Inc. v. Tasker Capital Corporation, Randy Cable, and Shaun Porter" was filed in the United States District Court for the District of Connecticut.  In the complaint, The BOC Group alleges that Mr. Porter and Mr. Cable, employees of Tasker, have breached certain nondisclosure obligations to The BOC Group and, as such, The BOC Group seeks unspecified monetary damages. The Company believes that the complaint is without merit and plans to vigorously defend the allegations made in the complaint.

On November 1, 2005, Micro Laboratories, Inc. issued a press release describing a letter sent to Tasker alleging patent infringement. In response, Tasker publicly acknowledged that it was in receipt of the letter. Tasker believes that there is no basis for Micro Laboratories’ infringement claim, and, as such, believes that the allegations contained in the letter are completely without merit. Tasker has notified Micro Laboratories of its position. To date, Micro Laboratories has not instituted any formal proceedings against Tasker. If Micro Laboratories institutes formal proceedings against Tasker, Tasker plans to vigorously defend any such action, and in addition, plans to pursue any and all available legal remedies that Tasker may have against Micro Laboratories in connection with this matter.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended September 30, 2005 and 2004, should be read in conjunction with the unaudited consolidated financial statements contained elsewhere in this Form 10-QSB, the audited annual consolidated financial statements of Tasker Capital Corp. and the notes thereto contained in our Form 10-KSB for the year ended December 31, 2004 and the audited combined financial statements of the pHarlo Group and notes thereto contained in our Form 8-K filed on September 30, 2005. As used in this report, "we," "us," "our," "Tasker," and "the Company" refer to Tasker Capital Corp. and its subsidiaries, unless the context otherwise requires.

General Overview

Tasker is a manufacturer, distributor and marketer of products using a patented process, which we refer to as the "pHarlo technology," that utilizes a highly charged and acidified, yet stable and safe, solution that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values. The Company currently markets:

•	Close Call™, an oral hygiene breath drink, and

•	Unifresh™ Footbath, a grooming aid for dairy cows.

The Company is also in the process of developing several other products using the pHarlo technology. In August 2005, the Company began the in-plant commercial verification process for United States Department of Agriculture (“USDA”) approval to use the pHarlo technology in the scalder process of poultry processing. The Company is in the process of conducting tests of the pHarlo technology for other pre- and post-harvest food processing applications including seafood and water treatment uses. The Company is also in various stages of developing future product lines using the pHarlo technology in the skin care and pet product industries.

As a result of the acquisition by Tasker of certain assets of pHarlo Citrus Technologies, Inc. ("PCTI"), Indian River Labs, LLC ("IRL"), pHarlo Citrus Properties Partnership, LLLP ("PCPP"), and Coast-to-Coast Laboratories, LLC ("C2C") in July 2005 (the “2005 Acquisition”), Tasker now owns the utility patent applications and provisional patent applications associated with the pHarlo technology in the Company's field of use, and has entered into a new sub-license agreement for the base patents associated with the pHarlo technology.

Results of Operations

During the third quarter 2005, the Company substantially completed the integration of the assets acquired in the 2005 Acquisition. The unaudited financial statements as of and for the period ending September 30, 2005 contained in this Form 10-QSB reflect the operations of Tasker on a consolidated basis, which includes the assets acquired. As the 2005 Acquisition was completed in the third quarter of 2005, the assets acquired are not included in the unaudited financial statements for the period ending September 30, 2004. In 2005, the Company also began selling Close Call™. As a result of these changes, our operating results for the three and nine months ended September 30, 2005 include several material changes as compared to the same periods in 2004. Below is a brief summary of these material changes.

Revenues for the three months ended September 30, 2005 were approximately $1.4 million compared with no revenue for the corresponding period in 2004. Revenues for the nine months ended September 30, 2005 were approximately $1.8 million compared with no revenue for the corresponding period in 2004. This increase in revenue was due primarily to revenue associated with sales of Unifresh™ Footbath, a product we acquired in the 2005 Acquisition, and which contributed approximately $1.3 million in revenue for the three and nine months ended September 30, 2005, and with sales of Close Call™, which contributed approximately $100,000 and $500,000 in revenue for the three and nine months ended September 30, 2005, respectively.

Product development and marketing costs for the three and nine months ended September 30, 2005 increased by approximately $362,000 and $697,000, respectively, over the same periods in 2004, primarily due to marketing research, branding and promotion for the Company’s Close Call™ roll-out.

Management expenses for the three and nine months ended September 30, 2005 increased by approximately $1.4 million and $3.4 million, respectively, over the same periods in 2004, reflecting the addition of executive and senior management as well as management to oversee the oral care, food processing, skin care and pet product divisions.

Professional and consulting fees for the three and nine months ended September 30, 2005 increased by approximately $712,000 and $3.6 million, respectively, over the same periods in 2004, due to non-cash charges of approximately $300,000 and $2.8 million, respectively, for stock options issued to general business and investment relations consultants for services rendered, as well as amounts paid to legal counsel and human resources and other business consultants.

Amortization expense, which includes the amortization of identifiable intangible assets, increased by approximately $1.1 million and $1.2 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The increase in amortization was primarily due to the amortization of intellectual property acquired in the 2005 Acquisition. The intellectual property, predominately patent applications, has a current estimated value of approximately $57 million and is being amortized over 11 years. See note 6 to the condensed consolidated financial statements.

Net interest expense decreased by approximately $1.7 million and $2.5 million for the three and nine months ended September 30, 2005, respectively, principally due to the one-time write off in September 2004 of approximately $1.7 million of debt discount caused by our default of certain covenants of the July 2004 convertible debentures private placement and the one-time write off in June 2004 of approximately $800,000 of debt discount caused by our default of certain covenants of the April 2004 convertible debentures private placement.

The Company also recognized an expense of $484,000 for stock based compensation as a result of “in the money” stock options issued to employees during the nine month period ended September 30, 2005.

The Company incurred a net loss of approximately $3.9 million or $0.05 loss per basic share for the three months ended September 30, 2005 compared to a net loss of approximately $2.6 million or $0.11 loss per basic share for the three months ended September 30, 2004. The Company incurred a net loss of approximately $10.9 million or $0.16 loss per basic share for the nine months ended September 30, 2005 compared to a net loss of approximately $4.6 million or $0.26 loss per basic share for the nine months ended September 30, 2004. This increase in net loss of $1.4 million and $6.4 million for the three and nine months ended September 30, 2005, respectively, over the same periods in 2004, was primarily due to the increases in operating expenses as described above, and was partially offset by the increase in revenues and decrease in net interest expense, also described above.

As of September 30, 2005, the Company had a deficit accumulated during the development stage of approximately $18.7 million.

Liquidity and Capital Resources

Since its inception, the Company has funded operations and investing activities through the issuance of common stock and other financing activities.

Net cash used in operating activities during the nine months ended September 30, 2005 was approximately $7.3 million.

Cash used in investing activities during the nine months ended September 30, 2005 was approximately $7.4 million, principally representing approximately $2.6 million in cash advances to PCTI, PCPP, IRL, C2C and principals of PCTI and IRL (including one payment paid directly to a vendor on behalf of PCTI), approximately $1.4 million in cash consideration for the 2005 Acquisition, approximately $1 million in acquisition costs related to the 2005 Acquisition, approximately $1.7 million in advances and investments in Biofilm Strategies Corporation (“Biofilm”), and approximately $628,000 used to purchase machinery and equipment.

During the nine month period ended September 30, 2005, the Company made cash advances in the aggregate amount of approximately $1.9 million to PCPP, C2C and principals of PCTI and IRL. The Company made cash advances in the aggregate amount of approximately $497,000 to PCTI, PCPP, IRL and C2C.  During the nine month period ended September 30, 2005, the Company advanced $12,500 to PCPP and $55,268 to PCTI. All of the loans granted to PCTI, PCPP, IRL, C2C and principals of PCTI and IRL during the nine months ended September 30, 2005 were cancelled on July 15, 2005 upon the completion of the 2005 Acquisition, with the exception of a loan granted on March 28, 2005 to David Creasey, a principal of PCTI and IRL, in the amount of $625,000. This loan is evidenced by a promissory note and secured by options and stock that Mr. Creasey holds in the Company.

In April 2005, the Company purchased from Electric Aquagenics Unlimited, Inc. 359,000 common shares of Biofilm, representing 27% of Biofilm’s outstanding common stock, for cash consideration of $718,000. Further, the Company advanced an additional $620,000 to the owners of the remaining 73% of Biofilm’s common stock, in addition to the Company’s initial advance of $320,000 in February 2005. The Company understands that Biofilm is in the process of obtaining certain regulatory approvals for the use of its product in specified applications. Although the parties continue to discuss terms of the acquisition, the Company plans to monitor the regulatory approval process prior to consummating the acquisition. There can be no assurance that the acquisition will close. Should the acquisition not close, the Company will seek the repayment of the funds advanced.

The Company’s net cash provided by financing activities during the nine months ended September 30, 2005 was approximately $6.5 million, principally representing proceeds from the sale of common stock and warrants. In September 2005, the Company completed a private placement in which it raised gross proceeds of $6,485,000 through the sale of 2,947,545 shares of its common stock at a purchase price of $2.20 per share, which were sold together with warrants to purchase an additional 1,473,769 shares of its common stock at an exercise price of $3.00.

As of September 30, 2005, the Company had approximately $6.0 million in cash and cash equivalents and a current ratio of approximately 2.8-to-1.  Based upon management’s current twelve month forecast of future revenues from its product lines, the Company believes that cash on hand and cash expected to be generated from operations will provide adequate flexibility for funding the Company’s working capital over the next twelve months.  As with all business forecasts, management’s current assessment of future revenues is based upon its assumptions and expectations.  Future market trends for its products may not develop as management has predicted, and regulatory approvals required to market products as the Company currently plans may not be obtained, and, in the future, the Company may find that its cash on hand and cash from operations is not sufficient to fund existing operations or new opportunities may present themselves over the course of the next twelve months, in which case the Company may find that its cash on hand and cash from operations is not sufficient. Such changes may, or may not, require it to seek additional outside funding and, if required, there can be no assurance that suitable outside financing will be available to the Company.

During the third quarter of 2005, the Company continued to be in violation of certain representations of its convertible debentures issued on April 30, 2004 and July 22, 2004. As a result of this violation, principal and accrued interest on outstanding debentures became immediately due and payable at the option of holders and, as a result, as of September 30, 2005, the Company has classified the entire remaining principal balance in the amount of approximately $195,000 and interest of approximately $110,000 as a current liability and has amortized the debt discount associated with the remaining principal balance. In addition, during the third quarter of 2005, the Company was in default of certain of its obligations under two separate registration rights agreements. As a result of these violations, contractual payments became immediately due and payable to certain holders of the Company’s common stock. As of September 30, 2005, the Company accrued a $174,000 liability associated with these defaults. See note 7(e) to the condensed consolidated financial statements for more information.

Forward-Looking Statements

This Form 10-QSB, as well as our other reports filed with the SEC, and our press releases and other communications, contain forward-looking statements. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. These forward-looking statements are based largely on our expectations and, like any other business, are subject to a number of risks and uncertainties, many of which are beyond our control. In some cases, you can identify forward-looking statements by words such as“may,”“should,”“expect,”“plan,”“could,”“anticipate,”“intend,”“believe,”“estimate,”“predict,”“potential,”“goal,” or “continue” or similar terminology.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Current and potential investors are cautioned not to put undue reliance on any forward-looking statements, which speak only to the date made.

For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” in our annual report of Form 10-KSB and in our other filings with the SEC. Some of the risks that current and potential investors should be aware of include, but are not limited to, the following:

•	Our limited operating history in our present markets;

•	Our limited experience in marketing our products;

•	Our need to obtain regulatory approval for some of the products in development;

•	Our ability to protect our intellectual property rights;

•	Intense competition in our current markets;

•	Our business is subject to government regulation relating to the manufacture and marketing of our current products and products under development; and

•
Our products, like most regulated products, may be subject to various enforcement actions, which could require, among other things, the relabeling, reformulation or recall of products and/or the submission of additional information in support of product claims or safety, or punitive actions, any of which could harm our reputation and business.

The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Plan of Operations

Overview

Tasker is a manufacturer, distributor and marketer of products with various applications that use the pHarlo technology. The pHarlo technology utilizes a highly charged and acidified, yet stable and safe, solution that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values. The Company currently markets:

•	Close Call™, an oral hygiene breath drink, and

•	Unifresh™ Footbath, a grooming aid for dairy cows.

The Company is also in the process of developing several other products using the pHarlo technology. In August 2005, the Company began the in-plant commercial verification process for USDA approval to use the pHarlo technology in the scalder process of poultry processing. The Company is in the process of conducting tests of the pHarlo technology for other pre- and post-harvest food processing applications including seafood and water treatment uses. The Company is also in various stages of developing future product lines using the pHarlo technology in the skin care and pet product industries.

As a result of the 2005 Acquisition, Tasker now owns the utility patent applications and provisional patent applications associated with the pHarlo technology in the Company's field of use, and has entered into a new sub-license agreement for the base patents associated with the pHarlo technology. The 2005 Acquisition was completed during the third quarter of 2005, and the Company has substantially completed the integration of the assets acquired into its existing business. For a complete description of the 2005 Acquisition, including the terms of the material contracts we entered into in connection therewith, please see the Company’s Form 8-K filed on July 21, 2005.

Tasker’s Intellectual Property Rights

Pursuant to the 2005 Acquisition, the Company acquired the rights to the following utility patent applications, which applications include both US applications and applications in other countries (pursuant to The Patent Cooperation Treaty), and include two US Provisional Applications not yet subject to any international application (the “Transferred Patents”):

•	Antimicrobial Composition for Pre-Harvest and Post-Harvest Treatment of Plants and Animals

•	Skin Care Composition for Dermatological Disorders including burn and wrinkle creams (US Provisional Application)

•	Oral Health Care Drink and Method for Reducing Malodors

•	Antimicrobial Food Additive and Treatment for Cooked Food, Water and Wastewater

•	Antimicrobial Processing Aid and Food Additive (US Provisional Application)

•	Hangover Remedy and Alcohol Abatement Composition

In addition to the utility patent applications and provisional patent applications described above, the Company has also entered into a Patent and Technology Sub-License Agreement (the "Sub-License Agreement"), with pHarlo IP, LLC ("pHarlo IP"). Pursuant to the Sub-License Agreement, pHarlo IP has granted the Company an exclusive worldwide license to exploit the Base Patents (as defined below) in the following fields of use (the "Fields of Use"):

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

Pursuant to the Sub-License Agreement, the Company granted to pHarlo IP a royalty-free, worldwide exclusive right and license to import, export, make, manufacture, use and sell any inventions outside the Fields of Use which are disclosed and claimed in the Transferred Patents. In addition, pHarlo IP has the right to sublicense and assign to third parties all of the rights and licenses granted by the Company with respect to the Transferred Patents.

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

Subject to certain conditions, the Company will have a 19.9% equity ownership interest in Phitex Ltd. LLLP ("Phitex"), the direct one hundred percent owner of pHarlo IP, the sole and exclusive licensee of the Base Patents. In the event the Company elects not to exercise its Right of First Refusal for rights to the Base Patents outside the Fields of Use, as an equity owner the Company would share in the monetary benefits derived by Phitex from any transaction between pHarlo IP and an unaffiliated third party pursuant to which that third party acquires rights to exploit the Base Patents outside the Fields of Use. Prior to the issuance of the Phitex equity interests, (i) the Company must enter into a lock-up and repurchase right agreement relating to its Phitex equity interests, (ii) no change of control of the Company shall have occurred, and (iii) no change in, or resignation, removal, death or disability of, the Company's Chief Executive Officer, President, or Chief Operating Officer shall have occurred. In addition to these conditions, a registration statement covering the resale of the shares issued in connection with the 2005 Acquisition had to be declared effective. This condition was satisfied on November 2, 2005. Under the lock-up and repurchase right agreement, Phitex will retain the right to repurchase the Company’s equity interests for a nominal amount upon a change of control of the Company or a change in, or the resignation, removal, death or disability of, the Company's Chief Executive Officer, President, or Chief Operating Officer.

The technology that forms the basis of the pHarlo technology is derived from U.S. Patent No. 5,989,595, U.S. Patent No. 6,242,011 and U.S. Patent Application Serial No. 10/453,805 (the "Base Patents"). pHarlo IP is the sole and exclusive licensee of the Base Patents pursuant to a certain License Agreement by and between Mr. Barry Cummins and pHarlo IP, dated July 15, 2005 and effective as of March 18, 2005 (the "Base License"). Pursuant to the Base License, pHarlo IP is required to pay to Mr. Cummins royalties ("Base License Royalty Payments"). Pursuant to the Sub-License Agreement, in the event that pHarlo IP defaults in its obligations to make the Base License Royalty Payments to Mr. Cummins, pHarlo IP is required to assign that portion of the Base License representing all of the rights sublicensed to the Company under the Sub-License Agreement to the Company, and the Company will assume pHarlo IP’s obligation to pay the Base License Royalty Payments.

Prior to the 2005 Acquisition, on December 7, 2004, the Company entered into a Settlement Agreement and General Release pursuant to which the Company effectively purchased the exclusive rights of first refusal to applications of the pHarlo technology from Richard J. Kirby, a developer who had previously purchased the rights on July 19, 2002. Under the terms of the settlement agreement, Mr. Kirby assigned and granted all his rights, titles and interests in his license agreements with PCTI to the Company for which the Company agreed to pay Mr. Kirby one half of one percent (0.5%) of net revenues generated from products using the pHarlo technology, in an amount not to exceed $400,000 in any one calendar year. The agreement continues until the termination of or expiration of PCTI’s patent to the licensed technology.

Manufacturing

The Company currently manufactures the concentrate used for Close Call™ and Unifresh™ Footbath in its facility located in Conroe, Texas. The Company believes its facility procedures and manufacturing controls assure the marketed products meet specifications and comply with applicable regulatory requirements, but there can be no assurance that the pertinent regulatory authorities will agree with this conclusion, which could result in additional regulatory requirements and potentially subject the Company to a variety of enforcement actions, as discussed above. It is possible that additional manufacturing facilities or controls will be necessary to market the product lines currently under development.

Current and Projected Markets

Food Processing

The Company is in the process of developing applications in both the pre-harvest and post-harvest food processing use of the pHarlo technology. Tasker has an application for the use of the technology in the scalder process of poultry processing with the USDA. The USDA reviewed and approved Tasker's protocols for testing and during the second quarter of 2005, granted the Company permission to conduct in-plant commercial verification for USDA approval of the pHarlo technology as a processing aid. The Company has conducted commercial scale test runs and began, in August 2005, the in-plant commercial verification process. The first in-plant commercial verification test was completed in October 2005. The Company reviewed the results of this test and submitted the results to the USDA in the fourth quarter of 2005, prior to the filing of this report. The Company will begin the second phase of in-plant verification tests once the USDA has reviewed the results of the first test and advises the Company of its findings. While the Company expects the product to be approved for this use, there can be no assurance of this result.

In February 2005, Tasker announced that it was working with Groupe Doux, one of Europe's premier poultry processors, to procure European Union regulatory approval for use of the pHarlo technology in the scalder and chill processes of poultry processing throughout Groupe Doux's operations. Groupe Doux completed the development of protocols necessary to conduct the industrial tests needed to obtain European Union approval. Groupe Doux’s industrial tests began in the third quarter of 2005 and are ongoing. Once Groupe Doux has completed its industrial tests, the Company understands that Groupe Doux will submit the results to the European Union regulators for approval. Upon receiving approval from the European Union, Groupe Doux has indicated to the Company that it anticipates utilizing the pHarlo technology in its European poultry processing plants. There can be no assurance that the European Union will approve the use of the pHarlo technology for use in poultry processing and, if such approval is achieved, there can be no assurance that Tasker will enter into a commercial contract with Groupe Doux or, if it does, that such a commercial contract will be profitable. Subject to the receipt of any necessary regulatory approvals from other foreign jurisdictions, the Company understands that Groupe Doux also plans to utilize the pHarlo technology in its non-European poultry processing plants, if and when the pHarlo technology is integrated into Groupe Doux’s European processing plants.

In addition to Groupe Doux’s interest in the pHarlo technology for poultry processing, Groupe Doux is conducting in-house tests on Tasker’s Unifresh™ Pen Spray, a product that is still in development in the United States, to determine that product’s capacity to reduce or neutralize the ammonia byproduct in poultry pens. The tests were completed on November 14, 2005, and Groupe Doux will present the product to the Economic European Community (“EEC”) and seek regulatory approval for use of Tasker’s Unifresh™ Pen Spray in poultry farms under the EEC’s authority. We believe that the EEC will complete its tests during the fourth quarter of 2005 or soon thereafter.

Tasker announced during the third quarter that it had scheduled the installation of the pHarlo technology with several poultry processors in Peru and Mexico to test the technology for use in the scalder and chiller sections of their poultry processing operations. J.L. Daly Inc., a distributor, has arranged for twelve poultry processors to test the pHarlo technology in their operations and anticipates introducing the technology to the 660 poultry processing facilities throughout Mexico, Peru, Colombia, Argentina, Chile, Bolivia, Venezuela, Uruguay, Paraguay and Central America, subject to the receipt of any necessary regulatory approvals in these countries. In addition to using the pHarlo technology for poultry processing, J. L. Daly has also discussed the use of the Company's Unifresh™ Pen Spray concentrate product, subject to the receipt of any necessary regulatory approvals, with several poultry farmers in the above listed areas served by J. L. Daly.

The Company is currently marketing a pre-harvest application of the pHarlo technology to the US dairy industry called Unifresh™ Footbath concentrate. Unifresh™ Footbath concentrate is a grooming aid that helps clean and disinfect cattle hooves. Because of the bacteriostatic properties of the pHarlo technology, the product also helps control bacteria and fungus that infects the hooves of cows causing digital dermatitis and interdigital papillomatosis. These infections can cause significant pain in the infected hoof, render cows lame, and cause decreased food intake, which could subsequently reduce milk yield and fertility. The Company currently markets the product as a grooming aid, but there can be no assurance that the FDA will agree with this characterization or the product claims, which could result in additional regulatory requirements or potentially subject the Company to a variety of enforcement actions, as discussed above.

The Company also intends to market the pHarlo technology for use in seafood processing, as well as several other plant and animal applications. The Company intends to market Unifresh™ Manure Pit concentrate to control foul odors from deep manure pits and storage ponds, Unifresh™ Drinking Water concentrate for use in reducing E.coli and salmonella in animal drinking water sources, Unifresh™ Swine treatment concentrate to reduce smells and bacteria in swine pens, and Unifresh™ P.F.V.T. concentrate for processing, treating and washing produce, fruit and vegetables. If marketed in the US, each of these product lines could potentially be subject to a variety of federal, state, and regulatory authorities which could require additional testing, registration, premarket approval, labeling, manufacturing, safety, recordkeeping and other obligations. There can be no assurance that the Company will ultimately market these products, that the products will obtain the necessary approvals, or, if granted, that the approvals will not include significant limitations on the indicated use for which the products may be marketed or other restrictions or requirements that may reduce the value of the products.

Oral Care

The Company’s oral hygiene drink, Close Call™, is marketed as an oral hygiene breath drink that eliminates odors from tobacco, garlic, onion and alcohol. Close Call™ is now distributed from coast to coast in the United States. The Company currently advertises Close Call™ through Howard Stern’s radio show in New York City, San Francisco, Boston, Cleveland and Cincinnati. This advertising campaign will run through December 9, 2005. The Company currently markets the product as a cosmetic, but there can be no assurance that the FDA will agree with this characterization or the product claims, which could result in additional regulatory requirements and potentially subject the Company to a variety of enforcement actions, as discussed above.

Pet Products

Over the course of this year, Tasker has been developing and researching a variety of pet oral care and grooming applications in the United States based on the pHarlo technology, including breath spray, breath concentrate, breath drops, an anti-itch pet shampoo and a cream rinse. The Company has conducted market research for the purpose of developing a market for its pet products and is currently pursuing private labeling opportunities. The Company has completed product testing of these products and has commenced retailer presentations. Each of these product lines could potentially be subject to a variety of federal, state, and regulatory authorities which could require additional testing, registration, premarket approval, labeling, manufacturing, safety, recordkeeping and other obligations. There can be no assurance that the Company will ultimately market these products, that the products will obtain the necessary approvals, or, if granted, that the approvals will not include significant limitations on the indicated use for which the products may be marketed or other restrictions or requirements that may reduce the value of the products.

Skin Care

The Company has formulated a variety of cosmetic applications using the pHarlo technology and is in the process of testing many of its products with a leading plastic surgeon, several dermatologists and certain testing facilities specializing in cosmetic research and development. Preliminary results from Tasker’s internal studies have demonstrated that the pHarlo technology significantly enhances the appearance of the skin and may have anti-aging properties. Products currently in development include skin toners, skin cleaners, anti-aging day and night creams, burn creams (including sunburn), and hand and facial moisturizers. The Company intends to market its skin care products in the United States as cosmetics, but there can be no assurance that the Company will ultimately market these products or that the FDA will agree with this characterization or the product claims, which could result in additional regulatory requirements and potentially subject the Company to a variety of enforcement actions, as discussed above.

Future Operations

The Company intends to further develop applications using the pHarlo technology in the pre- and post-harvest food processing, skin care, oral care, water purification and pet care industries. In addition, and as discussed above, the Company retains the Right of First Refusal to any new applications of the pHarlo technology (outside of the Fields of Use) that pHarlo proposes to license to an unaffiliated third party. Although the Company's objective is to develop and cultivate markets for each product with the goal of generating net profits, the Company believes its current management and consulting structure is sufficient to identify other potential alternatives that could result in the achievement of additional value from its product lines

Contractual Obligations

The Company has entered into various license, consultant, and employment agreements throughout the year. Approximate future minimum annual contractual obligations under these agreements are as follows:

	2005	2006	2007	2008	2009
Royalty payment	$0	$0	$0	$0	$0
R&D fees	100,000	350,000	1,500,000	4,000,000	8,000,000
Consulting agreements	101,000	48,000	22,000	0	0
Employment agreements	1,232,000	1,490,000	1,433,000	235,000	0
Notes payable to Stockholders	0	0	475,000	0	0
Convertible debentures	0	0	195,000	0	0
Total	$1,433,000	$1,888,000	$3,625,000	$4,235,000	$8,000,000

During the term of the Sub-License Agreement, pHarlo IP has agreed to provide to the Company technical assistance necessary to implement, refine and exploit the Base Patents in the Fields of Use. In consideration for the technical assistance, the Company and Tasker IP Holdings have agreed to pay to pHarlo IP, in advance, prior to the calendar quarter for which they are payable, certain research and development fees ("R&D Fees"). The R&D Fees may be subject to recovery by the Company in certain circumstances described below.

The Company, Wynn Starr Special Products, LLC. ("Wynn Starr"), PCTI, IRL and pHarlo IP are parties to an Exclusive Field of Use License Agreement and Product Sale Agreement made effective as of September 15, 2004, as amended (the "Wynn Starr Agreement"). Wynn Starr's ultimate parent company, Wynn Starr Flavors, is a leading supplier of culinary ingredients and technology to the food industry. Under the terms of the Wynn Starr Agreement, Wynn Starr uses its extensive relationships in the poultry processing industry to market the pHarlo technology in the Company's Field of Use in consideration for the right to produce the final product to be supplied to the consumer using the concentrated solution that is manufactured by the Company. In connection with the 2005 Acquisition, the Wynn Starr Agreement was amended to grant a worldwide license to Wynn Starr. Pursuant to the Sub-License Agreement, commencing within thirty days after December 31, 2005 and within thirty days of each calendar quarter thereafter, pHarlo IP has agreed to pay to the Company that amount of any royalties that are actually received by pHarlo IP from Wynn Starr during the preceding calendar quarter in an amount up to and not to exceed the amount of any R&D Fees actually paid by the Company to pHarlo IP during the same preceding calendar quarter. The Company expects that the royalties paid to pHarlo IP by Wynn Starr will be sufficient to allow the Company to fully recover the R&D Fees paid in advance to pHarlo IP once contracts with poultry processor materialize.

Additionally, to the extent that the amount of any royalties actually paid to pHarlo IP by Wynn Starr under the Wynn Starr Agreement exceed the R&D fees paid by the Company to pHarlo IP, pHarlo IP has agreed to pay over to the Company one-third of the amount by which such royalties exceed the R&D fees. In the event that pHarlo IP ceases to receive royalty payments in respect of sales by Wynn Starr of certain products based on technology licensed by pHarlo IP to the Company, the Company is obligated to make cash payments to pHarlo IP equal to the royalties pHarlo IP is entitled to receive under the Wynn Starr Agreement with respect to such sales that are not subject to repayment to the Company.

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

Critical accounting policies include those related to our stock based compensation, convertible debentures and development stage status. Reference is made to Item 6, Management's Discussion and Analysis or Plan of Operations under the caption “Application of Critical Accounting Policies” of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. As described in the Company’s Annual Report of Form 10-KSB, the Company has already instituted and is continuing to implement, corrective actions with respect to the deficiencies in our disclosure controls and procedures.

In the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, the Company reported that it had a material weakness in its internal control over financial reporting. The material weakness identified relates to limitations in the capacity of the Company’s accounting resources to identify and react in a timely manner to non-routine and complex business transactions. In 2004, a lack of experienced personnel in the Company’s accounting function and multiple transitions of responsibilities over the Company’s accounting function, among other reasons, resulted in untimely identification and resolution of (i) accounting matters related to certain equity transactions and (ii) the accounting for the Company’s debt financing. In order to remediate these internal control deficiencies, the Company has (i) hired additional accounting resources to supplement the internal accounting staff (including a new Chief Financial Officer hired on January 3, 2005 and Corporate Controller on hired March 21, 2005), (ii) hired a public accounting firm to assist the Company in certain complex matters, (iii) implemented internal controls and procedures to strengthen areas of concern to the new financial management team, and (iv) formed an Audit Committee. The Company is also in the process of implementing an automated financial reporting system. Substantial remediation of this material weakness is expected to be completed by our fiscal year end . The Company believes that the actions it has taken to date in that regard, when taken as a whole, have mitigated the material weakness and other deficiencies with respect to the preparation of this Quarterly Report on Form 10-QSB such that the information required to be disclosed in this Form 10-QSB has been recorded, processed, summarized and reported correctly.

Other than noted above, there were no changes to the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company notes however, that the identification of the material weakness described above resulted from management’s continuing assessment of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. While every effort will be made to ensure the financial reporting system will adhere to the Company’s internal controls, we cannot be certain that additional material weaknesses will not be identified prior to the filing of management’s annual report on internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On October 26, 2005, a civil action captioned "The BOC Group, Inc. v. Tasker Capital Corporation, Randy Cable, and Shaun Porter" was filed in the United States District Court for the District of Connecticut.  In the complaint, The BOC Group alleges that Mr. Porter and Mr. Cable, employees of Tasker, have breached certain nondisclosure obligations to The BOC Group and, as such, The BOC Group seeks unspecified monetary damages. The Company believes that the complaint is without merit and plans to vigorously defend the allegations made in the complaint.

On November 1, 2005, Micro Laboratories, Inc. issued a press release describing a letter sent to Tasker alleging patent infringement. In response, Tasker publicly acknowledged that it was in receipt of the letter. Tasker believes that there is no basis for Micro Laboratories’ infringement claim, and, as such, believes that the allegations contained in the letter are completely without merit. Tasker has notified Micro Laboratories of its position. To date, Micro Laboratories has not instituted any formal proceedings against Tasker. If Micro Laboratories institutes formal proceedings against Tasker, Tasker plans to vigorously defend any such action, and in addition, plans to pursue any and all available legal remedies that Tasker may have against Micro Laboratories in connection with this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of securities were made during the fiscal quarter ended September 30, 2005 that have not been previously disclosed on Form 8-K.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fiscal quarter ended September 30, 2005.

Item 5. Other Information.

On November 8, 2005, the Board of Directors of the Company approved the appointment of Gordon Davis, a current Director of the Company, as Chairman of the Board of Directors, effective November 11, 2005. Prior to the appointment of Mr. Davis as Chairman, there was no standing Chairman of the Company’s Board of Directors.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-B.

(a)	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER CAPITAL CORP.

November 14, 2005	By:	/s/ Robert P. Appleby

Robert P. Appleby Chief Executive Officer

EXHIBIT INDEX

2.1*
Asset Purchase Agreement by and among Tasker Capital Corp. and Tasker Products IP Holdings Corp. (as “Buyers”) and Indian River Labs, L.L.C., pHarlo Citrus Technologies, Inc., pHarlo Citrus Properties Partnership, LLLP and Coast to Coast Laboratories, LLC (as “Sellers”) dated July 15, 2005.

4.1*	Cummins Lock-Up Agreement dated July 15, 2005.
4.2*	Creasey Lock-Up Agreement dated July 15, 2005.
4.3*	Dickinson Lock-Up Agreement dated July 15, 2005.
4.4*	Smith Lock-Up Agreement dated July 15, 2005.
4.5**	Form of Warrant from the September 2005 Private Placement.
10.48***	Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and Tasker Capital Corp., dated July 6, 2005.
10.57***	Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp., dated July 12, 2005.
10.60***	Amendment No.2 to Executive Employment Agreement, dated August 10, 2005, between Tasker Capital Corp. and Robert P. Appleby.
10.61***	Amendment No. 2 to Executive Employment Agreement, dated August 10, 2005, between Tasker Capital Corp. and James Burns.
10.62*	Patent Technology Sublicense Agreement made as of July 15, 2005 by and among pHarlo IP, LLC, Tasker Capital Corp. and Tasker Products IP Holdings Corp.
10.63*	Promissory Note executed by Tasker Capital Corp to Indian River Labs, L.L.C. dated July 15, 2005.
10.64**	Securities Purchase Agreement, dated as of September 21, 2005, by and among Tasker Capital Corp, and the Purchaser parties thereto,
10.65**	Registration Rights Agreement, dated as of September 21, 2005, by and among Tasker Capital Corp, and the Purchaser parties thereto.
10.66
Amendment to Exclusive Field of Use License Agreement and Product Sale Agreement by and between Tasker Capital Corp., Wynn Starr Special Products, LLC, Pharlo Citrus Technologies, Inc., and Indian River Labs, LLC, retroactively effective to March 18, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certifications by Chief Executive Officer.
32.2	Section 1350 Certifications by Chief Financial Officer.

*	Incorporated by reference to the Registrant’s Form 8-K filed on July 21, 2005.
**	Incorporated by reference to the Registrant’s Form 8-K filed on September 26, 2005.
***	Incorporated by reference to the Registrant’s Form 10-QSB filed on August 15, 2005.