Form 10KSB
period 2005-12-31
TASKER CAPITAL CORP
filed 2006-03-31
CIK 1084557

United States

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 00-32019
________________________

TASKER CAPITAL CORP.
(Name of small business issuer in its charter)
____________________

Nevada (State or other jurisdiction of Incorporation or organization)	88-0426048 (I.R.S. Employer Identification No.)
39 Old Ridgebury Road, Danbury, CT 06810 (Address of principal executive offices) (Zip Code)
203-730-4350 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock 300,000,000 Common Shares Par $0.001 Per Share
(Title of each class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) |_|  Yes  |X| No

State issuer’s revenues for its most recent fiscal year: $ 705,467

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale of the registrant’s common stock at the close of March 17, 2006, was approximately $61.8 million (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.

The number of shares outstanding of our Company’s common stock at March 17, 2006 was approximately 104.8 million.

Transitional Small Business Disclosure Format (check one): |_|  Yes  |X| No

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2005, a definitive proxy statement for our annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

INDEX
Page		Page
PART I

Item 1.	Description of Business	3

Item 2.	Description of Property	18

Item 3.	Legal Proceedings	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

PART III

Item 10.	Directors and Executive Officers of the Registrant	33

Item 11.	Executive Compensation	33

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	34

Item 13.	Certain Relationships and Related Transactions	34

Item 14.	Principal Accountant Fees and Services	34

PART IV

Item 15	Exhibits and Financial Statement Schedules	34

	Signatures	76

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report, as well as our other reports filed with the SEC and our press releases and other communications, contain forward-looking statements. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. These forward-looking statements are based largely on our expectations and, like any other business, are subject to a number of risks and uncertainties, many of which are beyond our control. In some cases, you can identify forward-looking statements by words such as“may,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology.

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

For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 18 of this Annual Report.

The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

 As used in this annual report on Form 10-KSB, "we," "us," "our," "Tasker" and "our Company" refer to Tasker Capital Corp. and our subsidiaries, unless the context otherwise requires.

ITEM 1.     DESCRIPTION OF BUSINESS

BUSINESS OF OUR COMPANY

Overview

Tasker manufactures, distributes and markets products using a patented process (the “pHarlo technology”) that utilizes a safe solution that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values. The Company currently markets: Unifresh® Footbath, a grooming aid for dairy cows, Tasker Pacific Blue™ Seafood Wash, and Close Call™ an oral hygiene breath drink.

The Company has begun the in-plant commercial verification process for United States Department of Agriculture (“USDA”) approval to use the pHarlo technology in the scalder process of poultry processing. The Company is in the process of conducting tests of the pHarlo technology in other pre- and post-harvest food processing applications including seafood and poultry farming. The Company is also in various stages of developing future product lines using the pHarlo technology.

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

In late 2002, the Company entered into an Exclusive License Agreement with a privately held development company, pHarlo Citrus Technologies, Inc. (“PCTI”), to sell, develop, market and distribute consumer deodorant breath products, animal breath products and soft drink products using PCTI’s patented pHarlo technology. In 2004, the Company cancelled the 2002 license agreement and entered into two Exclusive License Agreements, one covering the products covered by the 2002 license, and the other covering the sale, marketing and distribution of post-harvesting processing aids to the poultry industry. In July 2005 the Company acquired certain assets (see Note 12 to the Consolidated Financial Statements) of PCTI, Indian River Labs, LLC (“IRL”), pHarlo Citrus Properties Partnership, LLLP (“PCPP”), and Coast to Coast Laboratories, LLC (“C2C”, and together with PCTI, PCPP and IRL, the “Selling Companies”) and now owns the utility patent applications and provisional patent applications associated with the pHarlo technology in the Company’s fields of use. We refer to this acquisition as the “2005 Acquisition” in this Annual Report. In connection with the 2005 Acquisition, Tasker also entered into a new sub-license agreement for the base patents associated with the pHarlo technology.

Management Changes

On November 22, 2005, the Board of Directors of the Company (the “Board”) terminated Robert P. Appleby as the Company’s Chief Executive Officer and President. On December 23, 2005, Mr. Appleby resigned from the Board. Effective January 26, 2006, the Board appointed Richard D. Falcone, Chairman of the Board’s Audit Committee since August 2005, as the new President and Chief Executive Officer of the Company. In connection with his appointment as President and Chief Executive Officer, Mr. Falcone resigned from service on the Audit Committee and Compensation Committee. Effective February 3, 2006, the Company appointed Mr. Albert A. Canosa to fill a vacancy on the Board. Mr. Canosa serves as the new Chairman of the Audit Committee and also serves on the Compensation Committee.

On February 8, 2006, the Company appointed Mr. Stathis Kouninis to serve as the Company’s Chief Financial Officer replacing Mr. Robert Jenkins, who resigned effective February 8, 2006.

Financings

To fund the Company’s operations, the Company completed three financings in 2004. In April 2004, the Company sold $800,000 of 7% debentures, convertible into common shares at $0.05 per share; warrants to purchase 8,000,000 shares at $0.10 per share (subsequently modified to $0.05 per share in September 2004 and $0.01 per share in May 2005), which expire five years from the date of issuance and warrants to purchase 8,000,0000 shares of common stock at $0.20 per share (subsequently modified to $0.05 per share in September 2004 and $0.01 per share in May 2005). In July 2004, the Company completed a private placement of $1,647,674 of convertible debentures with an original discount of 16%, which were convertible into 8,238,370 common shares at $0.20 per share, and warrants to purchase 3,461,500 of its common shares at $0.25 per share (subsequently the exercise price of the warrant was modified to $0.05 per share in September 2004 and $0.01 per share in May 2005), which expire five years from the date of issuance. In December 2004, the Company completed the private placement of 9,406,250 shares of its common stock with several accredited investors for an aggregate purchase price of $15,050,000. Emerging Growth Equities Ltd. served as placement agent and received a cash payment of 6% of the funds raised in the offering and a warrant to purchase 562,500 of Tasker’s common shares exercisable at $2.00 per common share, which expires in three years.

In September 2005, the Company raised an additional $6,484,599 through the sale of 2,947,545 shares of its common stock, to a group of accredited investors, at a purchase price of $2.20 per share. As part of this placement the investors also received warrants exercisable for 1,473,679 of the Company’s common stock at an exercise price of $3.00 per share (subsequently the exercise price of the warrant was modified to $1.00 per share in January 2006). The warrants expire five years from the date of issuance.

In January 2006, the Company sold 13,335,925 units consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.00 per share for $0.70 per unit. The gross proceeds to the Company at the closing of this private placement, exclusive of the exercise price of the warrants, were $9,335,148. The warrants expire five years from the date of issuance. Emerging Growth Equities, Ltd. served as placement agent for the transaction. As compensation for serving as placement agent, Emerging Growth Equities, Ltd. received a cash payment equal to 6% of the gross proceeds from the private placement, and also received a warrant exercisable for shares of the Company’s common stock in an amount equal to 6% of the gross proceeds from the sale of the shares and warrants divided by $0.70. The warrant to Emerging Growth Equities has an exercise price of $1.00 and is exercisable immediately for a term of five years.

Current and Projected Markets

On November 21, 2005, the Company announced that it planned to refocus the Company’s operations, reduce costs, strengthen management and streamline operations. As part of this refocusing effort, the Company reviewed its various product lines, and announced its intention to concentrate its resources on the development of its poultry processing products, its seafood processing products and its Unifresh® Footbath and Unifresh® Pen Spray products.

Products

Unifresh® Footbath

The Company currently markets Unifresh® Footbath concentrate, a grooming aid that helps clean and disinfect the hooves of dairy cows. Because of the bacteriostatic properties of the pHarlo technology, the product helps control bacteria that infect the hooves of cows and cause interdigital dermatitis and interdigital papillomatosis. Unifresh® Footbath concentrate was launched during the third quarter of 2005. In the fourth quarter of 2005, the Company discovered that its Unifresh® Footbath product’s effectiveness was diminished in water that had abnormally high alkaline content. The Company reformulated its Unifresh® Footbath concentrate with the addition of a compound that neutralizes alkali. In the first quarter of 2006, the Company introduced its enhanced formulation to the market. It is currently being sold to dairy farms throughout the U.S. through the company’s sales force, independent brokers and farm product distributors. The Company currently markets the product as a grooming aid, but there can be no assurance that the US Food and Drug Administration (the “FDA”) will agree with this characterization or the product claims, which could result in additional regulatory requirements or potentially subject the Company to a variety of enforcement actions. See “Risk Factors”.

Unifresh® Pen Spray

In 2005, Groupe Doux, one of Europe’s premier poultry processors, began conducting in-house tests on Tasker’s Unifresh® Pen Spray, a product that is still in development in the United States. These initial tests were designed to verify the appropriate delivery mechanism for Unifresh® Pen Spray in pens with high concentrations of poultry and to test the efficacy of the product. Unifresh® Pen Spray is a product designed to reduce or neutralize the ammonia byproduct in poultry pens. High ammonia levels can have adverse effects on poultry health, including impacting weight and mortality rates. Unifresh® Pen Spray, which is in development and is expected to begin testing in the United States this year, is a product designed to reduce or neutralize the ammonia byproduct in poultry pens. On February 9, 2006, the Company announced that Groupe Doux had begun the second phase of testing of Unifresh® Pen Spray. This phase of testing will be conducted at several of Groupe Doux’s poultry farms in France, over a fifteen week period and is expected to achieve a suitable statistical representation that will provide more reliable results. The Company also expects to begin testing Unifresh® Pen Spray in the United States in 2006.

Poultry Processing Products

In August 2005, the Company began the in-plant commercial verification process for USDA approval to use the pHarlo technology in the scalder process of poultry processing. The first in-plant commercial verification test was completed in October 2005, and submitted to the USDA shortly thereafter. On February 6, 2006 the Company received a Letter of No Objections from the Food Safety and Inspection Service (“FSIS”) of the USDA for the continuation of in-plant trials at the facility in Athens, Georgia, as well as two additional poultry processors. The trial involves the use of the Company’s pHarlo Blue product as an antimicrobial in the scalder and post-feather picker processes. Upon the successful completion of these trials, which began in March 2006 and are scheduled to be completed late in the second quarter of 2006, a summary of the results will be submitted to the FSIS for review and, upon the receipt of a “No Objections” letter from the FSIS, the Company will begin the commercialization phase for the specific applications. While the Company expects the product to be approved for this use, there can be no assurance of this result.

In February 2005, the Company announced that it was working with Groupe Doux to procure European Union regulatory approval for use of the pHarlo technology in the scalder and chill processes of poultry processing. Upon receiving approval from the European Union, Groupe Doux has indicated to the Company that it anticipates utilizing the pHarlo technology in its European poultry processing plants. There can be no assurance that the European Union will approve the use of the pHarlo technology for use in poultry processing and, if such approval is achieved, there can be no assurance that the Company will enter into a commercial contract with Groupe Doux or, if it does, that such a commercial contract will be profitable.

In addition to the testing of the Company’s pHarlo technology for use in poultry processing and in poultry pens by Groupe Doux in France, the Company has a number of initiatives for use of the technology underway in several international markets, including Mexico, Chile, New Zealand and Australia. Product registrations and regulatory approvals are underway in some of these markets. Commercial site testing will begin upon receipt of all necessary government approvals.

Seafood Processing Products

The Company recently began marketing the pHarlo technology for use in pathogen reduction and shelf life extension in seafood processing subject to the receipt of any necessary regulatory approvals. Its product, Tasker Pacific Blue™ Seafood Wash, has been tested at the North Carolina State Center for Marine Science & Technology, Virginia Tech University and Mississippi State University on shrimp, mahi mahi, salmon, flounder, scallops and catfish. The results of these studies indicated that the pHarlo technology could possibly double the shelf life on catfish filets and significantly increase the shelf life of scallops. Commercial scale run tests began in December 2005.

Close Call™

The Company’s oral hygiene drink, Close Call™, is marketed as an oral hygiene breath drink that eliminates odors from tobacco, garlic, onion and alcohol. The Company currently markets the product as a cosmetic, but there can be no assurance that the FDA will agree with this characterization or the product claims, which could result in additional regulatory requirements and potentially subject the Company to a variety of enforcements actions. See “Risk Factors”.

The Company believes that its Close Call™ product could be marketed more efficiently by a company either already established in the industry or with more commercial resources. Therefore, the Company currently plans to seek to license and/or sell the Close Call™ brand or derivative applications.

Government Approvals and Regulations

The ingredients used to produce the pHarlo concentrate are acknowledged as "Generally Recognized as Safe" ("GRAS") by the Food and Drug Administration (“FDA”).  Therefore, the Company believes that our current line of products that utilize the pHarlo concentrate, including the intended uses of these products do not require further approval by the FDA.  These ingredients are already in wide use in the food industry and are readily available.  The unique combination of these ingredients and the preparation process of the pHarlo formula are protected under two U.S. patents and are covered in several pending patent applications in the U.S. and elsewhere.  The use of the pHarlo technology in food processing, with the exception of meat and poultry, is covered by FDA.

The use of the pHarlo technology in meat and poultry food processing applications requires the approval of the USDA. In August 2005, the Company began the in-plant commercial verification process for USDA approval to use the pHarlo technology in the scalder process of poultry processing. The first in-plant commercial verification test was completed in October 2005. On February 6, 2006 the Company announced that it had received a Letter of No Objections from FSIS of the USDA for the continuation of in-plant trials at the facility in Athens, Georgia, as well as two additional poultry processors. While the Company expects the product to be approved for this use, there can be no assurance of this result.

The Company also intends to market the pHarlo technology for use in seafood processing, and may resume efforts to introduce the pHarlo technology in skin care and pet care products. If marketed in the US, each of these product lines could potentially be subject to a variety of federal, state, and regulatory authorities which could require additional testing, registration, pre-market approval, labeling, manufacturing, safety, recordkeeping and other obligations. There can be no assurance that the Company will ultimately market these products, that the products will obtain the necessary approvals, or, if granted, that the approvals will not include significant limitations on the indicated use for which the products may be marketed or other restrictions or requirements that may reduce the value of the products.

Manufacturing

The Company currently manufactures the concentrate used for all of the products it currently markets, including Close Call™ and Unifresh® Footbath, in its facility located in Conroe, Texas. The Company believes its facility procedures and manufacturing process assures the finished products meet specifications and comply with applicable regulatory requirements, but there can be no assurance that the pertinent regulatory authorities will agree with this conclusion, which could result in a variety of enforcement actions. It is possible that additional manufacturing facilities or controls will be necessary to market the product lines currently under development.

Strategic Relationships

In 2004, the Company entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Star Specialty Flavors LLC ("Wynn Starr"). Under the terms of this agreement and its subsequent amendments, the Company has granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. Wynn Starr is also responsible for taking the pHarlo concentrate provided by the Company and blending it with liquids to create the finished product that is ultimately distributed by Wynn Starr. In return for this license, Wynn Starr has agreed to pay the Company a royalty of $70.00 per gallon on all net sales (as defined in the Exclusive Field of Use License Agreement and Product Sale Agreement) sold by Wynn Starr for which payment is received from customers. The Company is currently renegotiating the royalty payments associated with the Exclusive Field of Use License Agreement and Product Sale Agreement. As has been previously disclosed in our filings with the Securities and Exchange Commission, Steven Zavagli, one of the Company’s directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors.

Due to the 2005 Acquisition, Tasker now owns the tangible assets used in the manufacturing process for the pHarlo concentrate. The pHarlo concentrate is based upon both the patent applications that the Company purchased in the acquisition, as well as on the base patents associated with the pHarlo technology. The Company has entered into an exclusive worldwide license, the Sub-License Agreement, with pHarlo IP, LLC (“pHarlo IP”), the exclusive licensee of the base patents, to exploit the base patents in the Company’s fields of use. Pursuant to the Sub-License Agreement, the Company also granted pHarlo IP an exclusive (even to Tasker) royalty-free worldwide right and license to import, export, make, manufacture, use and sell any inventions outside of the Company’s fields of use that were disclosed and claimed in the patent applications that the Company purchased in the acquisition. The terms of the Sub-License Agreement are more fully discussed under the caption “Business of Our Company—Tasker’s Intellectual Property Rights”.

Distribution Channels

Tasker expects to sell its products through distributors, strategic intermediaries (such as Wynn Starr), and directly to commercial end-users. The choice of distribution channel will vary by product and will be decided by Company management according to its strategic objectives.

Competition

Several of the industries in which Tasker will be marketing its products are characterized by intense competition. Although its oral hygiene product, Close Call™, is swallowed rather than expectorated like mouthwash, this product may have to compete within the mouthwash industry generally. The mouthwash industry is a mature industry with several participants, many of which are divisions of large corporations, such as Listerine® (Pfizer), Scope® (Procter & Gamble), ACT® (Johnson & Johnson), Peroxyl® (Colgate), and Cepacol® (Combe). The Company believes Close Call™ has a major advantage over its competition because of Tasker’s use of pHarlo as a key ingredient, which effectively eliminate bad breath odors caused from eating, smoking and drinking.

Currently, there is no competition for bacterial inhibitors in the scalding process of poultry processors. The Company believes that the introduction of the pHarlo technology to this specific operation will be considered a breakthrough in the endeavor to reduce pathogenic bacteria in poultry products. Since Tasker intends to expand the use of the pHarlo technology into the remaining operations of poultry processing—specifically, the on-line reprocessing area and the chill process—it will encounter competition in the chill process from manufacturers of sodium hydrochloride. Tasker believes that its product presents a healthier, yet more effective, alternative to the use of sodium hydrochloride. The Company further believes that, because the poultry processing industry is a very large industry, Tasker’s presence in that market will attract other products designed to reduce or eliminate bacteria. The Company believes that the efficacy of the pHarlo technology and its price competitiveness will enable it to effectively compete against existing and future competitive products in the poultry processing industry.

The Company’s license with pHarlo IP entitles it to develop and market uses of the pHarlo technology in pre-harvest and post-harvest food processing, skin care, oral care (including hangover remedy and alcohol abatement), water purification and pet care industries. Competition in these markets is intense; however, the Company believes that the pHarlo technology will provide it with competitive advantages in these selected markets.

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

In addition to the utility patent applications and provisional patent applications described above, the Company has also entered into a Patent and Technology Sub-License Agreement (the "Sub-License Agreement"), with pHarlo IP. Pursuant to the Sub-License Agreement, pHarlo IP has granted the Company an exclusive worldwide license to exploit the Base Patents (as defined below) in the following fields of use (the "Fields of Use"):

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

Subject to certain conditions, the Company will have a 10% equity ownership interest in Phitex Ltd. LLLP ("Phitex"), the direct one hundred percent owner of pHarlo IP, the sole and exclusive licensee of the Base Patents. In the event the Company elects not to exercise its Right of First Refusal for rights to the Base Patents outside the Fields of Use, as an equity owner the Company would share in the monetary benefits derived by Phitex from any transaction between pHarlo IP and an unaffiliated third party pursuant to which that third party acquires rights to exploit the Base Patents outside the Fields of Use. Prior to the issuance of the Phitex equity interests, (i) the prospectus that forms part of the registration statement covering the resale of the shares acquired by the Selling Companies in the 2005 Acquisition must be amended or supplemented so that the Selling Companies can sell such shares for a period of 60 consecutive days; (ii) the Company must be in compliance with all of its obligations under the Asset Purchase Agreement forming part of the transaction documents for the 2005 Acquisition (subject to certain exceptions); and (iii) the Company must enter into a lock-up and repurchase right agreement relating to its Phitex equity interests. Under the lock-up and repurchase right agreement, Phitex will retain the right to repurchase the Company’s equity interests for a nominal amount upon a change of control of the Company.

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

On January 26, 2006, the Company entered into a letter agreement with the Selling Companies and pHarlo IP that amended certain terms of the transaction documents related to the 2005 Acquisition, including the Sub-License Agreement. The Sub-License Agreement was amended, in part, to restructure the fees payable to pHarlo IP. Prior to the amendment, pHarlo IP had agreed to provide to the Company technical assistance necessary to implement, refine and exploit the base patents for the pHarlo technology in the Fields of Use. In consideration for the technical assistance, the Company had agreed to pay to pHarlo IP, in advance, prior to the calendar quarter for which they are payable, certain research and development fees (“R&D Fees”). The R&D Fees were originally set at a fixed amount and although subject to recovery in certain circumstances, were not dependant on sales of the Company’s products until certain thresholds had been met.

The amendment restructures the R&D Fees so that they are (i) payable on a quarterly basis within 30 days after the end of each calendar quarter and (ii) are based on gross sales of the Company (or its affiliates) of products using the pHarlo technology. For fiscal year 2006, the R&D Fees must not be less than $150,000 and are capped at $500,000. There are no other minimum R&D Fees payable after 2006, although R&D Fees for all subsequent years are capped at specified rates.

Research and Development

Research and development of new products using the pHarlo technology, as well as other products, are continually under development. The Company’s efforts in this area are focused on the product applications to which it currently has rights of use. It is the Company’s intention to develop and market commercially viable applications for this technology within its product ranges.

Number of Total Employees and Number of Full-time Employees

In connection with the refocusing effort announced in November 2005, the Company has also reduced monthly expenses. Specifically, the Company has reduced the number of full time employees by approximately 41%, including a reduction in its corporate staff of approximately 39%, and a reduction in its Conroe, TX manufacturing facility staff of approximately 47%. The Company has also hired a new management team. See “Description of Our Company—Management Changes”. The Company believes that its reduced staff can provide sufficient product and perform the necessary duties to forward the Company’s objectives for the foreseeable future. At March 17, 2006, we had 33 full-time employees, 10 of whom are in sales & marketing, 8 of whom are in research and development, 8 of whom are in warehousing and production and 7 of whom are in finance and administration.  None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that employee relationships are good. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and managerial personnel.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND COMPANY

We have a limited operating history in our present market and prospective investors have a limited historical basis on which to judge our ability to be successful.

Our Company was originally organized for the purpose of engaging in the acquisition and exploration of mineral properties, primarily in the Province of British Columbia, Canada. During 2001, our Company allowed the option on our mineral property to lapse and began to investigate other business opportunities. In late 2002, we entered into an exclusive license to sell, develop, market and distribute consumer deodorant breath products, animal deodorant breath products and soft drink products using the pHarlo technology. Since late 2002 we have pursued this business plan and have expanded it to include the use of the pHarlo technology in the pre-harvest and post-harvest food processing, skin care, pet products, hangover remedy, alcohol abatement and water purification industries. Additionally, we are investigating the applicability of the pHarlo technology to fishing boats, seafood farms, and commercial and retail seafood processing.

Since inception, we have suffered recurring losses and net cash outflows from operations. We expect to continue to incur substantial losses to complete the development of our business. In addition, we only recently began shipping our first product, Close Call™, in February of 2005. We thus have a limited operating history upon which investors may base an evaluation of our likely future performance.

We recently completed a significant acquisition of certain assets of pHarlo Citrus Technologies, Inc. and other related entities. We cannot guarantee that we will be able to manage these new assets profitably.

On July 15, 2005, we purchased certain assets of PCTI, IRL, PCPP and C2C. The purchased assets include all of the functional assets of these entities that relate to our product lines and fields of use, including several utility patent applications and provisional patent applications. In addition, we also purchased all of the working assets of IRL and C2C. As part of the consideration for the acquired assets, we issued 18,992,388 shares of our common stock (net of purchase price adjustments totaling 677,662 shares) and issued and delivered to IRL a promissory note in the principal amount of $1,931,973, paid $1,428,000 in cash and cancelled certain promissory notes issued to us by the Selling Companies and certain equity holders of the Selling Companies totaling approximately $2,404,322.

This represents a highly significant acquisition for our Company. Prior to the acquisition, we licensed the use of these patents applications from the Selling Companies and also purchased concentrate (the so-called “pHarlo concentrate”) which is made using these patent applications from IRL. As a result of the acquisition (and the purchase of all of the working assets of IRL), we now control the manufacturing process of the pHarlo concentrate. There can be no assurance that we will successfully manage this manufacturing process.

We have limited experience in the marketing of our products and may not be able to market them successfully.

We currently market Close Call™, an oral hygiene breath drink and Unifresh Footbath, a grooming aid that helps clean and disinfect the hooves of dairy cows. We have also begun clinical testing of the pHarlo technology in the poultry scalding process and in various seafood applications. We are continuing our clinical research and hope to develop future products using the pHarlo technology in the pre-harvest and post-harvest food processing, oral care, skin care, pet products, hangover remedy, alcohol abatement and water treatment industries.

These are diverse markets and we may not be aware of all the customs, practices and competitors in these industries. We believe that we will need to hire appropriate consultants and staff to reach all of these markets successfully. The consultants that we may retain may not have had sufficient experience to enable us to completely understand the characteristics of these diverse industries. There can be no assurance that we will properly ascertain or assess any and all risks inherent in our proposed markets or that we will successfully enter into new markets or grow in our existing markets.

Our ability to reach some of the markets currently set forth in our business plan will require regulatory approval. In addition, new products that we may develop or acquire may also require regulatory approval.

The ingredients that we use to produce the pHarlo concentrate are acknowledged as “generally recognized as safe” (“GRAS”) by the U.S. Food and Drug Administration (the “FDA”). Therefore, we believe that our current line of products that utilize the pHarlo concentrate, including the intended uses of these products, do not require further approval by the FDA. However, we may develop or acquire future products that use ingredients that will need to be approved by the FDA, or we may alter the intended uses of our current product, such that those products require additional FDA approvals. There can be no assurance that FDA approval, if necessary, will be obtained.

In addition, the use of our pHarlo concentrate in the meat and poultry processing applications requires the approval of the USDA. We have an application for the use of the pHarlo technology in the scalder process of poultry processing with the USDA. In August 2005, the Company began the in-plant commercial verification for USDA approval of the pHarlo technology in the scalder process of poultry processing. The first in-plant commercial verification test was completed in October 2005, and submitted to the USDA shortly thereafter. On February 6, 2006 the Company received a Letter of No Objections from the FSIS of the USDA for the continuation of in-plant trials at the facility in Athens, Georgia, as well as two additional poultry processors. Upon the successful completion of these trials, which are scheduled to begin during the second quarter 2006 and expected to be completed during the summer of 2006, a summary of the results will be submitted to the FSIS for review and, upon the receipt of a “No Objections” letter from the FSIS, the Company will begin the commercialization phase of the specific application. There can be no assurance that we will successfully complete the commercial verification process. If we do not successfully complete the commercial verification process, this may have a material adverse effect on our business plan.

In addition to the poultry processing industry, the Company also intends to market the pHarlo technology for use in seafood processing, and may resume efforts to introduce the pHarlo technology in skin care and pet care products. If marketed in the US, each of these product lines could potentially be subject to a variety of federal, state, and regulatory authorities which could require additional testing, registration, premarket approval, labeling, manufacturing, safety, recordkeeping and other obligations. There can be no assurance that the products will obtain the necessary approvals, or, if granted, that the approvals will not include significant limitations on the indicated use for which the products may be marketed or other restrictions or requirements that may reduce the value of the products.

Finally, the Company also intends to market its products internationally. If marketed internationally, each of its products lines could potentially be subject to a variety of international regulatory authorities which could require additional testing, registration, pre-market approval, labeling, manufacturing, safety, recordkeeping and other obligations. There can be no assurance that the products will obtain the necessary approvals, or, if granted, that the approvals will not include significant limitations on the indicated use for which the products may be marketed or other restrictions or requirements that may reduce the value of the products.

We have lost money in each fiscal quarter since we changed our business model to the development of products in the oral care, food processing, skin care, water purification and pet industries. We expect future losses and we may never become profitable.

We have incurred losses from operations in each quarter since we changed our business direction in late 2002. Our net losses for the years ended December 31, 2005, December 31, 2004, December 31, 2003 and December 31, 2002 were $18,268,628, $6,071,615, $607,080 and $761,252, respectively. We expect to continue to incur losses in the short term. We expect to maintain our level of operating expenses in the near term until such time as we begin to generate revenue from our various applications, after which we expect to increase operating expenses as we attempt to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability.

A key component of our business strategy is the proprietary nature of the pHarlo concentrate, and therefore our inability to protect our intellectual property rights could materially harm our business.

The pHarlo concentrate that we produce is based upon both the patent applications that we purchased in the 2005 Acquisition, as well as on certain base patents and base patent applications that we sub-license. We have entered into an exclusive worldwide royalty free sub-license with pHarlo IP, the exclusive licensee of the base patents and base patent applications, to exploit these base patents and applications in certain fields of use. Protecting this intellectual property, in addition to protecting the patent applications that we purchased in the acquisition, is a key component to the success of our business. Although we have retained the right to enforce our rights as a sub-licensor under the base patents and base patent applications if an infringement occurs within the field of use specified in our sub-license agreement, there can be no assurance that we would be successful in any such pursuit, or that we would be successful in any action to protect our rights under the patent applications that we have purchased. In addition, there can be no assurance that the base patent applications or the patent applications that we have purchased will ultimately be protected by an issued patent.

We do not maintain effective disclosure controls and procedures and we have consistently had material weaknesses in our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Since 2003, the Company has been required to evaluate its disclosure controls and procedures. It is the current management’s view that our disclosure controls and procedures are ineffective and have most likely been ineffective since the Company’s inception. Although the Company has repeatedly attempted to remediate the problems leading to ineffective disclosure controls and procedures, to date, the Company’s remediation efforts have not been sufficient. Without effective disclosure controls and procedures, the Company risks filing inadequate, incomplete and untimely Exchange Act reports.

In addition, in connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2005, the Company’s independent registered public accounting firm advised the Board of Directors and management that it had two material weaknesses in its internal control over financial reporting. The first material weakness related to limitations in the capacity of the Company’s accounting resources to identify and react in a timely manner to non-routine and complex business transactions. This was the same material weakness identified by the Company’s independent registered public accounting firm during the audit of the Company’s financial statements for the year ended December 31, 2004. Despite hiring additional accounting resources in 2005 to supplement the internal accounting staff, the Company was unable to remediate this material weakness. In 2004, this material weakness led directly to the restatement of the financial statements filed with the SEC for the quarters ended June 30 and September 2004 (see Note 18 to the Consolidated Financial Statements).

The second material weakness identified related to an overall lack of internal control over sales and revenue recognition as well as inventory calculations and expenditures. This material weakness led directly to the Company’s announced internal investigation into the financial statements filed with the SEC for the quarter ended September 30, 2005 (see Note 18 to the Consolidated Financial Statements). The Company’s internal investigation led to the discovery that certain sales recognized as revenues and booked as accounts receivable were mischaracterized.

So long as the Company continues to have material weaknesses in its internal control over financial reporting, the Company cannot provide reasonable assurance that material misstatements in the Company’s financial statements will be prevented or detected on a timely basis.

Intense competition could harm our financial performance and the value of your investment.

The industries in which we will be marketing our products are characterized by intense competition. Although our oral hygiene product—Close Call™—is swallowed rather than expectorated like mouthwash, our product may compete directly with the mouthwash industry. The mouthwash industry is a mature industry with several participants, many of which are divisions of large corporations, such as Listerine® (Pfizer), Scope® (Procter & Gamble), ACT® (Johnson & Johnson), Peroxyl® (Colgate), and Cepacol® (Combe). These are well established companies with vastly greater resources than our Company. We may not be able to successfully compete with these companies.

Currently, there is little competition for bacterial inhibitors in the scalding process of poultry processors; however, we intend to expand the use of the pHarlo technology into the remaining operations of poultry processing—specifically, the on-line reprocessing area and the chill process. We will therefore encounter competition in the chill process from manufacturers of sodium hydrochloride. If we are unable to successfully compete with these industry competitors, it may have a material adverse effect on our business plan.

Through our new subsidiary, Coast to Coast, the assets of which we acquired from C2C in the 2005 Acquisition, we are also currently marketing Unifresh™ Footbath concentrate, a grooming aid for dairy cows. In addition, our business plan includes developing and marketing the pHarlo technology in seafood processing and a wider range of poultry processing segments. Competition in these markets is intense.

In addition, there may be a number of companies, universities and research organizations actively engaged in research and development of technology that could be similar to our processes. If their products or processes are successful, this could result in the creation of competitors that may have substantially greater assets, technical staffs, established market shares, and greater financial and operating resources than we do. There is no assurance that we can successfully compete with any of our present or future competitors.

RISKS RELATED TO OUR COMMON STOCK

Future sales of our common stock may cause our stock price to decline.

Since our inception, we have funded operations through common stock issuances in order to meet our strategic objectives. We have completed five private sales of common stock and securities convertible into common stock. In addition, on January 26, 2006, we issued shares of our common stock in connection with a private placement to accredited investors. We may, in the future, issue more shares of common stock in sales that may or may not be registered under the Securities Act of 1933, as amended (the “Securities Act”). Our stock price may decline due to future sales of our shares or even the perception that such sales may occur.

Our stock price can be extremely volatile.

Our common stock is traded on the Over-The-Counter (“OTC”) Bulletin Board. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. The price of our common stock may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of our common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

We do not expect to pay dividends.

We have not paid dividends on our common stock since our inception, and we do not contemplate paying dividends in the foreseeable future on our common stock in order to use all of our earnings, if any, to finance expansion of our business plans.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience and objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

AVAILABLE INFORMATION

 Tasker files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission. The public may read and copy any documents the Company files at the Commission's Public Reference Room at 100 First Street, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. SEC filings are also available to the public from the SEC's Internet website at http://www.sec.gov.

Tasker makes available free of charge on or through its Internet website at www.taskerproducts.com its annual reports on Form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Commission. In March 2005 Tasker implemented its Code of Business Conduct and Ethics, which is available on Tasker's Internet site at www.taskerproducts.com. The Code of Business Conduct and Ethics may be obtained, free of charge, by writing to the Secretary, Tasker Capital Corp., 39 Old Ridgebury Road, Danbury, CT 06810.

ITEM 2.    DESCRIPTION OF PROPERTY

We currently lease approximately 9,000 square feet of office space at our corporate headquarters in Danbury, Connecticut under a lease that expires in 2010. We also occupy approximately 27,000 square feet of leased manufacturing, warehouse and office space in Conroe, Texas that expires in September 2009.

ITEM 3.     LEGAL PROCEEDINGS

On October 26, 2005, a civil action captioned "The BOC Group, Inc. v. Tasker Capital Corp., Randy Cable, and Shaun Porter" was filed in the United States District Court for the District of Connecticut.  In the complaint, The BOC Group alleges that Mr. Porter and Mr. Cable, employees of Tasker, have breached certain restrictive covenants contained in their employment agreements with The BOC Group, and that the Company tortuously interfered with The BOC Group’s agreements with Mr. Porter and Mr. Cable. The BOC Group also claims that the Company, Mr. Porter and Mr. Cable violated Connecticut’s statutes governing trade secrets and unfair trade practices. The BOC Group seeks unspecified monetary damages. The Company believes that the complaint is without merit and plans to vigorously defend itself against such action.

On January 5, 2006, a civil action captioned “Robert L. Mandell, D.M.D., and Anthony M. Broschetti, D.M.D v. Tasker Capital Corporation, Arthur P. Bergeron and Richard J. Kirby” was filed in the Middlesex Superior Court in Massachusetts. In the complaint, the plaintiffs allege that the Company, its former President, Mr. Bergeron, and its alleged former agent, Mr. Kirby, breached an agreement to pay for a study regarding the Company’s Breath Rephresh product. The plaintiffs seek recovery of $100,000 in connection with the breach of contract claim. The Company believes that the complaint is without merit and plans to vigorously defend itself against such action.

On January 17, 2006, the Company received correspondence from Provco Ventures I, LP (“Provco”), an investor in the Company’s September 2005 private placement (the “September 2005 Private Placement”). Provco alleges potential securities law claims in connection with the September 2005 Private Placement. As of March 27, 2006, no legal proceeding has been commenced by Provco or any other party regarding the September 2005 Private Placement. The Company believes that the allegations contained in the letter are without merit and plans to vigorously defend itself against any such action.

On January 18, 2006, a civil action captioned “Dallas XXIX Corporate Square, L.P., v. Coast to Coast Laboratories and Tasker Capital Corp.” was filed in the Circuit Court of Pinellas County, Florida. The plaintiff alleges that Coast to Coast Laboratories Corp., a wholly owned subsidiary of the Company, has breached a lease agreement and that the Company has breached a guaranty. The plaintiff seeks recovery of monetary damages of approximately $55,000. The Company intends to vigorously defend itself against such action.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol "TKER.OB".

The following table sets forth, for the periods indicated, the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
First Quarter ended March 31, 2004	$0.29	$0.09
Second Quarter ended June 30, 2004	$0.51	$0.09
Third Quarter ended September 30, 2004	$0.54	$0.22
Fourth Quarter ended December 31, 2004	$2.89	$0.39
First Quarter ended March 31, 2005	$5.15	$2.31
Second Quarter ended June 30, 2005	$4.14	$2.21
Third Quarter ended September 30, 2005	$3.90	$2.21
Fourth Quarter ended December 31, 2005	$2.79	$0.58

As of March 17, 2006, we had approximately 104.8 million shares of common stock outstanding and approximately 138 stockholders of record.

The closing price for our common stock on March 17, 2006 was $0.59. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers and stockholder beneficially holding 10% or more of our outstanding common stock, as reflected in filings such persons are required to make with the Securities and Exchange Commission under Sections 13(d) or 13(g) of the Exchange Act. However, there may be other persons who may be deemed to be affiliates of ours.

We have never paid dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Recent Unregistered Sales of Securities

There have been no unregistered sales of equity securities by the Company during the fiscal year 2005 that have not been previously reported in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.

Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any affiliated purchaser of equity securities of the Company during the fourth quarter of 2005.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected historical consolidated financial data as of and for each of the five years ended December 31, 2005.

The selected historical consolidated financial data for the years ended December 31, 2005, 2004 and 2003 and as of December 31, 2005 and 2004 have been derived from the financial statements of Tasker Capital Corp., included in this annual report, which have been audited by either Rothstein, Kass & Company, P.C. or Morgan and Company, each an independent registered public accounting firm. The selected historical consolidated financial data as of and for the year then ended December 31, 2002 and 2001 have been derived from the Company’s consolidated financial statements not included in this annual report, which have been audited by Morgan and Company. As a result of the 2005 Acquisition, financial data for periods prior to the 2005 Acquisition may not be comparable with financial data for periods following the 2005 Acquisition.

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included in this Form 10-KSB in order to more fully understand the historical consolidated financial data.

Selected Financial Data
(Stated in US Dollars, except number of shares)
	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Revenues	$705,467	$—	$—	$—	$—
Loss from operations	(16,963,821)	(3,367,495)	(500,716)	(744,621)	(59,060)
Other income(expense):	(1,304,807)	(2,704,120)	(106,364)	(16,631)	7,236
Net loss	(18,268,628)	(6,071,615)	(607,080)	(761,252)	(51,824)
Net loss per Common Share, basic and diluted	$(0.25)	$(0.26)	$(0.05)	$(0.07)	$(0.01)
Weighted average shares used in per share calculation -basic and diluted	73,549,000	23,597,000	13,003,169	11,305,489	11,262,110

Balance Sheet Data
Total assets	$68,854,019	$16,766,867	$547,909	$421,915	$529
Long-term liabilities	1,573,923	1,388,652	386,161	307,525	—
Stockholders' equity	63,288,424	14,243,638	20,852	(89,869)	(147,542)
Number of shares outstanding at year end	89,167,095	48,863,740	14,510,800	11,786,860	11,262,010

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Information” and “Risk Factors” for a description of the important factors that could cause actual results to differ materially from those contained in forward-looking statements.

A. OVERVIEW

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

B. CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGEMENTS AND ESTIMATES

We believe that several accounting policies are important to understanding our historical and future performance. We refer to such policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. These critical accounting policies and estimates relate to derivative liabilities, valuation of goodwill, intangible assets and inventory. These critical policies, and our procedures related to these policies, are discussed below. In addition, refer to Note 2 to the accompanying consolidated financial statements for a discussion of all of our significant accounting policies.

Derivative Instruments

 We are a development stage company without significant revenues. To date, we have entered into several debt and equity transactions to fund our operations. A number of these transactions involved the issuance of convertible debt and warrants. These transactions also included registration rights agreements that impose significant penalties on us if certain conditions are not met. As a result of these registration rights agreements we face a number of unique and complex accounting issues such as the ones discussed below.

The Company has issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features, such as the conversion feature of its convertible debt into shares of the Company’s common stock. The Company analyzes these financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 and Emerging Issues task Force (“EITF”) Issue Nos. 00−19 and 05−02 to determine if these hybrid contracts have embedded derivatives that must be bifurcated. In addition, free standing warrants are accounted for as either equity or liabilities in accordance with the provisions of EITF Issue No. 00−19.

EITF Issue No. 05−4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00−19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" addresses financial instruments, such as convertible notes and stock purchase warrants, which are accounted for under EITF 00−19, that are issued with a corresponding right to have these securities registered pursuant to a registration rights agreement that includes a liquidated damages clause. Alternative accounting treatments of registration rights are discussed in EITF Issue No. 05-4. One alternative treatment discussed in EITF Issue No. 05-4 could require the warrants, the convertible debt and the registration rights agreement to be treated as a single financial instrument. If the EITF implements this approach, the convertible debt and the warrants we have issued would need to be recorded as a liability at fair value and changes in the fair value of the liability would need to be recorded in the statement of operations each period. Implementation of this approach may have a material non-cash impact to our financial statement. Since no consensus on EITF Issue No. 05−4 has been reached, we have given only prospective application to this guidance. Further impact on our consolidated financial statements of adopting the standard, if any, will follow the transition guidance when released.

In April and July 2004, we entered into private placement agreements for convertible debentures, registration rights agreements and warrants (see Note 6 to the consolidated financial statements). Based on the interpretive guidance in EITF Issue No. 05−4 due to an uncapped liquidated damages provision in the registration rights agreements, we determined that the registration rights are derivative liabilities that should be bifurcated from the related financial instruments. Accordingly, the estimated fair value of the registration rights derivative of $244,000 was recorded as a liability as of October 1, 2005, the beginning of the first fiscal period after September 15, 2005, the date that EITF postponed further deliberations.

Changes in the estimated fair value of the registration rights derivative liability are recorded in the consolidated statement of operations. In the fourth quarter of 2005 we recorded a gain on the reduction of the derivative liability of approximately $9,000.

In connection with our examination of past transactions for application of EITF Issue No. 05-4, we noted that for the period from entering into the April 2004 Securities Purchase Agreement until we increased our authorized shares in August 2004, we had insufficient shares to meet all potential obligations to issue shares under our convertible notes and exercisable warrants and options. Under EITF Issue No. 00-19, a liability should be recognized for those financial instruments for that period, with any changes in the fair value of such liabilities recognized in our consolidated statement of operations. Based on our analysis of such liabilities, we determined the effect of any such amounts to be immaterial.

Goodwill and Intangible Assets

Since the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”, we are required to test our goodwill at least annually for impairment and for fiscal year 2005 we performed this review during our fourth quarter, which, going forward, will be the timing of our annual goodwill impairment review. Based on this review, we concluded that there was no goodwill impairment. Our analysis was performed at the Company level which represents the “reporting unit” level. Our analysis of goodwill impairment required an estimate of the fair value for the reporting unit, which is an inherently subjective process. Based on the results of our impairment review we concluded that, by a wide margin, the fair value of the reporting unit was not impaired. There can be no assurance that there will not be impairment charges in subsequent periods as a result of our future periodic impairment reviews. To the extent that future impairment charges occur, they will likely have a material impact on our financial results. At December 31, 2005, the carrying value of goodwill was approximately $41.7 million.

In addition to our annual goodwill review, we will also perform periodic reviews of the carrying value of our other intangible assets. These intangible assets consist of acquired core technology and customer related intangibles such as acquired customer lists and customer contracts. We specifically consider whether any indicators of impairment are present, including:

•	whether there has been a significant decrease in the market price of an asset;

•	whether there has been a significant adverse change in the extent or manner in which an asset is used; and

•	whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate is made to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At December 31, 2005, the carrying value of our intangible assets, excluding goodwill, was approximately $21.6 million. None of these assets were deemed to be impaired.

Valuation of Acquired Intangible Assets

In connection with the 2005 Acquisition we recorded other intangible assets relating to acquired utility patents. The valuation process used to calculate the value assigned to the acquired intangible asset is complex and involves significantly subjective financial projection estimates. The principal component of the valuation is the determination of discounted future cash flows expected to be derived from the use of these intangible assets, there are a number of variables that we considered for purposes of projecting these future cash flows including those listed below.

There is inherent uncertainty involved with this estimation of cash flows from intangible assets, and, while our estimates are consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. Further, the projections required for the valuation process normally utilize a ten-year forecast, which exceeds our normal internal planning and forecasting timeline. The particularly sensitive components of these estimates include, but are not limited to:

•	the selection of an appropriate discount rate;

•	the required return on all assets employed by the valued asset to generate future income streams;

•	our projected overall revenue growth;

•	our gross margin estimates;

•	our patent technology and its useful life;

•	our planned level of operating expenses; and

•	our effective tax rate.

Inventory Valuation and Classification

Our inventory is valued at the lower of cost or market on an average cost basis. We regularly review inventory balances to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions, general economic conditions, the age of our inventory and recent quality control data. Changes in the factors above or other factors could result in significant additional inventory cost reductions and write-offs.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Accounting for Stock-Based Compensation (Revised)”. Under SFAS 123(R), companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated expense impact of such awards is no longer an alternative to expense recognition within the financial statements. SFAS No. 123(R) is effective for public companies in the first annual reporting period beginning after June 15, 2005. Accordingly, we will adopt the provisions of SFAS No. 123(R) effective January 1, 2006, the first quarter of our 2006 calendar year.

There are two transition alternatives for public companies adopting the statement: the modified prospective method and the modified retrospective method. Under the modified prospective method, companies are required to recognize compensation cost for share-based payments to employees, based on the grant date estimate of fair value, from the beginning of the fiscal period in which the recognition provisions of SFAS No. 123(R) are first applied. Prior period financial information would not be restated under this method. Under the modified retrospective method, companies would restate prior periods to include the recognition of compensation cost based on amounts previously reported in the pro forma disclosures relating to stock based compensation under the existing requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, such as is presented in Note 2 to our audited consolidated financial statements. We expect to elect the modified prospective method, upon adoption.

We expect the adoption of SFAS No. 123(R) to have a material effect on our financial statements, in the form of additional compensation expense, on a quarterly and annual basis. We are still in the process of evaluating the impact of SFAS No. 123(R), and have not yet quantified the expense impact of this accounting pronouncement on future financial periods.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 has been issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), which requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires the Company to allocate fixed production overheads to the costs of conversion based on the normal capacity of the production facilities. Management of the Company does not believe the effects of SFAS No. 151 will have a material impact on the consolidated financial statements, as the Company has not incurred any inventory costs that meet the definition of “so abnormal.”

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements--an amendment of APB Opinion No. 28.” SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not expect the implementation of SFAS No. 154 to have a significant impact on our results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in our consolidated financial statements.

C. RESULTS OF OPERATIONS

Overview

During the calendar year 2005 the Company substantially completed the integration of the assets acquired in the 2005 Acquisition. The audited financial statements as of and for the period ending December 31, 2005 contained herein reflect the operations of Tasker on a consolidated basis, which includes the assets acquired. As the 2005 Acquisition was completed in the year end 2005, the assets acquired are included in the financial statements for the period ending December 31, 2005 but are not included in prior periods contained in this annual report. In 2005, the Company also began selling Close Call™. As a result of these changes, our operating results for the year ended December 31, 2005, include several material changes as compared to the same periods in 2004 and 2003. Below is a brief summary of these material changes.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Revenues for the year ended December 31, 2005 were approximately $705,000 compared with no revenue for the corresponding period in 2004. This increase in revenue was due primarily to revenue associated with sales of Close Call™, which contributed approximately $503,000 for the year ended December 31, 2005 and the sales of Unifresh® Footbath, a product we acquired in the 2005 Acquisition, which contributed approximately $202,000 in revenue for the year ended December 31, 2005, net of approximately $890,000 of credit memos. These credit memos were issued to customers for which the Company promised to take back the Unifresh® Footbath that was not as effective due to abnormally high alkaline content in the customers’ water sources. The Company has now reformulated its Unifresh® Footbath product with the addition of a compound that neutralizes alkali. The Company expects that its revenue will increase in fiscal year 2006 upon the successful marketing of existing products and the securing of regulatory approvals for certain applications that it intends to market. While waiting for regulatory approvals, the Company is aggressively marketing its existing products, is building its network of distributors and is identifying prospective customers.

Gross Margin

During the year ended December 31, 2005, the Company wrote-off approximately $741,000 of Close Call™ finished goods inventory that it estimated would not be sold prior to its shelf expiration date. This write-off resulted in negative gross margin of approximately $(603,000) for the year ended December 31, 2005, compared to zero gross margin for the year ended December 31, 2004. As a result of anticipated increased sales in fiscal year 2006, gross margin, in absolute dollars and as percentage of revenue is expected to increase.

Product Development

Product development consists primarily of personnel costs to support product development and clinical trials, which continued to be the focus of the Company during 2005. Product development and research costs for the year ended December 31, 2005 increased by approximately $2.0 million or 143% to $3.4 million from $1.4 million for the year ended December 31, 2004. The increase was primarily due to an increase in salary expense of approximately $740,000 from $170,000 for the year ended December 31, 2004, to $910,000 for the year ended December 31, 2005, and an increase in consulting costs of approximately $600,000 from $900,000 for the year ended December 31, 2004 to $1.5 million for the year ended December 31, 2005. The increase in consulting costs was due to research and development in the areas of food processing and the Unifresh® Footbath product. Production supply expense increased by approximately $100,000 from $200,000 for the year ended December 31, 2004 to approximately $300,000 for the year ended December 31, 2005. Also, clinical trials expense increased approximately $520,000 from $105,000 in 2004 to $625,000 in 2005, due to increased testing and development of new product lines. The Company anticipates that product development will decrease, as a percentage of revenues, in fiscal year 2006.

Selling, General and Administrative

Selling, General, and Administrative (“SGA”) expenses are primarily comprised of sales and marketing costs, compensation, professional fees, and general administrative costs. SGA costs for the year ended December 31, 2005 increased by approximately $9.9 million from $2.0 million for the year ended December 31, 2004, to $11.9 million for the year ended December 31, 2005. The Company anticipates that SGA costs will decrease, as a percentage of revenues, in fiscal year 2006.

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, promotional expenses, advertising, public relations and trade shows. Sales and marketing costs increased by approximately $820,000 from $160,000 for the year ended December 31, 2004 to approximately $980,000 for the year ended December 31, 2005. This increase is due to marketing research, branding and promotion for the Company’s Close Call™ and Unifresh® Footbath product line roll-outs.

Compensation expense consists primarily of salaries and other related costs for executives, senior management, finance and administrative employees of the Company. Compensation expense increased by approximately $4.2 million from approximately $700,000 for the year ended December 31, 2004, to approximately $4.9 million for the year ended December 31, 2005. This increase is primarily due to the addition of executive management and management to oversee the development of the Company’s oral care, food processing, skin care, and pet products and to a lesser extent due to salaries for personnel added in the 2005 Acquisition.

Professional fees consist primarily of legal, accounting, investor relation fees. Professional fees for the year ended December 31, 2005 increased by $3.5 million from $600,000 in 2004 to $4.1 million in 2005, primarily due to non-cash charges of approximately $2.8 million for stock options issued to an investor relations consultant for services rendered. The remaining increase in 2005 over 2004 of $700,000 is primarily due to increased legal and accounting fees necessary to complete the Company’s various SEC filings during 2005.

General and administrative expenses consist primarily of rent, insurance, stock based compensation and travel and entertainment expenses. General administrative costs for the year ended December 31, 2005 increased by $1.4 million from $500,000 in 2004 to $1.9 million in 2005. This increase is attributable to an increase in travel expenses of approximately $500,000, due to the increased sales efforts to promote the Company’s products, increased insurance costs of approximately $327,000, an increase in rent expense of approximately $283,000, an increase in utility and equipment charges of approximately $200,000 and an increase of approximately $111,000 in stock based compensation as a result of “in the money” stock options issued to employees during the year ended December 31, 2005. In 2006, we expect a significant increase in stock compensation expense based on our adoption of SFAS 123R on July 1, 2005.

Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets, increased by approximately $1.1 million from approximately $29,000 in the year ended December 31, 2004, to approximately $1.1 million for the year ended December 31, 2005, due in large part to the Company’s 2005 acquisition whereby the Company acquired fixed assets and intellectual property. The intellectual property, predominately patent applications, has a current estimated value of approximately $21.5 million and is being amortized over 11.5 years. See Note 12 to the consolidated financial statements.

Interest Expense, Net

Interest expense, net decreased by approximately $2.6 million from $2.7 million for the year ended December 31, 2004 to approximately $85,000 for the year ended December 31, 2005. The decrease is principally due to the one-time write off in September 2004 of approximately $1.7 million of debt discount caused by our default of certain covenants of the July 2004 convertible debentures private placement and the one-time write off in June 2004 of approximately $800,000 of debt discount caused by our default of certain covenants of the April 2004 convertible debentures private placement. Interest income increased by approximately $112,000 from $23,000 for the year ended December 31, 2004 to approximately $135,000 for the year ended December 31, 2005, primarily due to an increased average cash balance throughout 2005.

Other

The Company incurred other expenses of approximately $1.2 million for the year ended December 31, 2005 related primarily to a reserve recorded for certain notes receivable in the amount of $890,000, and an additional accrued expense for potential liquidating damages in the amount of $286,000.

Net Loss

As a result of the above, the Company had a net loss of $18.3 million for the year ended December 31, 2005, as compared to a net loss of $6.1 million for the year ended December 31, 2004

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Product development

Product development and research costs for the year ended December 31, 2004 increased by approximately $1.3 million from approximately $89,000 for the year ended December 31, 2003 primarily due to consultant fees associated with gaining regulatory approval for its poultry processing product, and additional development costs associated with Close Call™.

Selling, General and Administrative

Selling, General, and Administrative (“SGA”) expenses are primarily comprised of sales and marketing costs, compensation, professional fees, and general administrative costs. SGA costs for the year ended December 31, 2004 increased by approximately $1.6 million from $398,000 for the year ended December 31, 2003, to $2.0 million for the year ended December 31, 2004.

Sales and marketing costs increased by approximately $141,000 for the year ended December 31, 2004. This increase is primarily attributable to an increase in advertising and marketing expense as well as increased compensation for additional sales employees.

Compensation expense increased by approximately $620,000 from $50,000 in the year ended December 31, 2003 to approximately $670,000 for the year ended December 31, 2004. This increase reflects the addition of executive and senior management, as well as management to oversee the development of the Company’s products such as oral care, food processing, skin care, and pet products.

Professional fees for the year ended December 31, 2004 increased by approximately $500,000 from $100,000 in 2003 to $600,000 in 2004, primarily due to legal fees for intellectual property reviews and due diligence support in the Company's effort to consummate the 2005 Acquisition.

General and administrative costs for the year ended December 31, 2004 increased by approximately $290,000 from $260,000 for the year ended December 31, 2003 to $550,000 for the year ended December 31, 2004. This increase is primarily due to an expense of $373,000 for stock based compensation as a result of “in the money” stock options issued to employees during the year ended December 31, 2004, as compared to no stock based compensation expense for the year ended December 31, 2003, and a decrease of approximately $100,000 in miscellaneous fees associated with filing and stock transfer fees.

Interest Expense, net

Interest expense, net increased by approximately $2.6 million from $113,000 for the year ended December 31, 2003 to approximately $2.7 million for the year ended December 31, 2004 primarily as a result of the amortization of loan discounts from the convertible debentures issued by the Company during 2004 and from notes payable.

Net Loss

As a result of the above, the Company had a net loss of $6.1 million for the year ended December 31, 2004, as compared to a net loss of $607,000 for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Since its inception, the Company has funded operations and investing activities through the issuance of common stock and other financing activities under several private placements. Requirements for liquidated damages under some of our private placements may have an impact on our future liquidity. To date we have satisfied and/or received waivers for the provisions of a majority the agreements that would have otherwise required us to pay liquidated damages. We do not expect, although the conditions that may result in liquidated damages are not in our control, that any liquidated damage amounts we may be required to pay will be material.

Operating Activities

The Company's cash balances were approximately $1.0 million at December 31, 2005, $14.2 million at December 31, 2004, and $33,000 at December 31, 2003. Net cash used in operating activities for the year ended December 31, 2005 was approximately $11.8 million, compared to net cash used in operating activities of approximately $2.4 million in 2004 and net cash used in operating activities of approximately $471,000 in 2003.

The Company's accounts receivable, less allowance for doubtful accounts, at December 31, 2005 and December 31, 2004 were approximately $155,000 and $0 respectively. Also the Company has fully reserved a certain note receivable in the amount of $890,000 as there are no assurances that this note is collectible.

The Company has significantly increased its inventory level to approximately $1.4 million for the year ended December 31, 2005, from approximately $100,000 for the year ended December 31, 2004, in anticipation of future sales.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2005 was approximately $7.7 million, net cash used in investing activities was approximately $530,000, and $133,000 for the years ended December 31, 2004, and 2003 respectively.

As a result of the 2005 Acquisition the Company recorded $2.6 million in cash payments to PCTI, PCPP, IRL, C2C and principals of PCTI and IRL) representing approximately $1.4 million in cash consideration, and approximately $1.2 million in acquisition costs related to the 2005 Acquisition.

Net cash used for the purchase of property and equipment for the year ended December 31, 2005 was approximately $825,000. A major portion of this expense was directly related to the 2005 Acquisition in which the Company added a production facility, and warehouse to facilitate the Company’s anticipated growth and revenue stream.

During the year ended December 31, 2005, pursuant to a series of promissory notes, the Company loaned approximately $2.6 million (including $136,000 paid to a vendor on behalf of PCTI) to PCTI, PCPP. IRL C2C and principals of PCTI and IRL. All of the loans granted to PCTI, PCPP, IRL, C2C and principals of PCTI and IRL during the year ended December 31, 2005 were cancelled on July 15, 2005 upon the completion of the 2005 Acquisition, with the exception of a loan granted on March 28, 2005 to David Creasey, a principal of PCTI and IRL, in the amount of $625,000. This loan is evidenced by a promissory note and secured by options and stock that Mr. Creasey holds in the Company.

In April 2005, the Company purchased from Electric Aquagenics Unlimited, Inc. 359,000 common shares of Biofilm Strategies Corporation (“Biofilm”), representing 27% of Biofilm’s outstanding common stock, for cash consideration of $718,000. Further, the Company advanced a total of $890,000 to the owners of the remaining 73% of Biofilm’s common stock. Biofilm’s proprietary technology is designed to eradicate biofilms, a protective coating that forms on listeria and other pathogens making them resistant to traditional remedies of eradicating bacteria. The Company understands that Biofilm is in the process of obtaining certain regulatory approvals for the use of its product in specified applications. After several months of unsuccessful negotiations, the Company has decided that it will not seek to acquire the remaining 73% of Biofilm’s common stock. The Company originally anticipated that if the acquisition did not close, the Company would seek repayment of the funds advanced. The Company is now negotiating an alternative arrangement with Biofilm, whereby Biofilm would license its technology to the Company, and the $890,000 advanced would be used as a credit against royalty fees due under the license agreement. There can be no assurance that the license agreement will be entered into, or if entered into, that Biofilm would agree to credit the $890,000 advanced toward the royalty fees of such license. The Company believes that recovery of these advances is uncertain, and has set up an allowance for uncollectible accounts for the entire $890,000.

Financing Activities

The Company’s net cash provided by financing activities during the year ended December 31, 2005 was approximately $6.3 million, as compared to approximately $17.1 million, and $545,000 for the years ended 2004, and 2003 respectively.

The net cash provided by financing activities for the year ended December 31, 2005 principally represents proceeds from the sale of common stock and warrants. In September 2005, the Company completed a private placement in which it raised gross proceeds of $6,485,000 through the sale of 2,947,545 shares of its common stock at a purchase price of $2.20 per share, which were sold together with warrants to purchase an additional 1,473,769 shares of its common stock at an exercise price of $3.00. In conjunction with the January 2006 private placement the exercise price of the warrants was reduced from $3.00 to $1.00. The Company also recorded payment for the IRL promissory note of approximately $409,000.

As of December 31, 2005, the Company had approximately $1.0 million in cash and cash equivalents.  However, as a result of the January 2006 Private Placement, the Company increased its cash and cash equivalent balance by $8.7 million.

During the year ended December 31, 2005 the Company continued to be in violation of certain representations of its convertible debentures issued on April 30, 2004 and July 22, 2004. As a result of this violation, principal and accrued interest on outstanding debentures became immediately due and payable at the option of holders and, as a result, as of December 31, 2005, the Company has classified the entire remaining principal balance in the amount of approximately $194,000 and interest of approximately $119,000 as a current liability and has amortized the debt discount associated with the remaining principal balance. In addition, during the year ended December 31, 2005, the Company was in default of certain of its obligations under two separate registration rights agreements. As a result of these violations, contractual payments became immediately due and payable to certain holders of the Company’s common stock. As of December 31, 2005, the Company accrued a $286,000 liability associated with these defaults.

Contractual Obligations

The Company has entered into various license, consulting, and employment agreements throughout the year. Estimated future minimum annual contractual payments under these agreements including agreements executed in 2005, is as follows:

	Total	Less than one year	1—3 years	3—5 Years	More than 5 years
R&D fees (1)	$—	$—	$—	$—	$—
Consulting agreements	24,000	24,000	—	—	—
Employment agreements (2)	1,995,000	990,000	1,005,000	—	—
Notes Payable Shareholders	475,000	—	475,000	—	—
Note Payable - IRL	1,523,000	966,000	557,000	—	—
Vendor agreements	300,000	300,000	—	—	—
Operating leases	1,437,000	387,000	988,000	62,000	—
Convertible Debentures	194,000	—	194,000	—	—
Other	53,000	11,000	34,000	8,000	—
R&D Fees (1)	—	—	—	—	—

Total	$6,001,000	$2,678,000	$3,253,000	$70,000	$—

(1) On January 26, 2006, R&D fees payable under the Sub-License Agreement with pHarlo IP were amended so that they are (i) payable on a quarterly basis within 30 days after the end of each calendar quarter (ii) are based on gross sales of the Company (or its affiliates) of products using the pHarlo technology. For fiscal year 2006, the R&D Fees must not be less than $150,000 and are capped at $500,000. The R&D Fees have no minimum amounts payable after 2006, however, they are capped at $2,000,000 for 2007, $4,000,000 for 2008, $8,000,000 for 2009 and $10,000,000 for 2010 and beyond.

(2) Subsequent to December 31, 2005, the Company terminated several of its existing employment agreements with some of its senior management and entered into new employment agreements with its current executive management. The revised estimated future minimum annual compensation under these employment agreements, including the new and terminated agreements for 2006, 2007, 2008 and 2009 is approximately $1,346,000, $1,128,000, $718,000 and $59,000, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

During the twelve months ended December 31, 2005, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose entities; material trading activities in non-exchange traded commodity contracts; or transactions with persons or entities that benefit from their non-independent relationship with us.

In April 2005, the Company purchased from Electric Aquagenies Unlimited, Inc. 359,000 common shares of Biofilm , representing 27% of Biofilm’s outstanding common stock, for cash consideration of $718,000. The Company believes that its 27% equity interest in Biofilm is a significant variable interest, as defined by FIN 46(R) “Consolidation of Variable Interest Entities”, however it believe that it is currently not the primary beneficiary of Biofilm and thus it would not be required to consolidate the accounts of Biofilm. The Company believes that its maximum exposure to loss as a result of our involvement with Biofilm is limited to our initial investment of $718,000.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk, including changes in interest rates, relates primarily to cash and cash equivalents. These investments bear interest at a variable interest rate, which is subject to market changes. We have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. We have not had any derivative instruments in the past and do not presently plan to in the future. Our investment portfolio consists of demand deposits and money market mutual funds. Due to the highly liquid nature of our investment, a sudden sharp change in interest rates would not have a material adverse effect on the value of the portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements, Financial Statements and Supplementary Data appear on pages 40 to 81 of this Annual Report on Form 10-KSB.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our newly appointed Chief Executive Officer, Richard Falcone and newly appointed Chief Financial Officer, Stathis Kouninis.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. As described in the Company’s Quarterly Reports throughout 2005, the Company has already instituted and is continuing to implement, corrective actions with respect to the deficiencies in our disclosure controls and procedures.

In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2005, the Company’s independent registered public accounting firm advised the Board of Directors and management that it had two independent material weaknesses in its internal control over financial reporting. The first material weakness related to limitations in the capacity of the Company’s accounting resources to identify and react in a timely manner to non-routine and complex business transactions. This was the same material weakness identified by the Company’s independent registered public accounting firm during the audit of the Company’s financial statements for the year ended December 31, 2004. Despite hiring additional accounting resources in 2005 to supplement the internal accounting staff, the Company was unable to remediate this material weakness. The Company has attempted to remediate this material weakness by the hiring, in the first quarter of 2006, of a new financial management team, including a new Chief Financial Officer and a new Controller.

The second material weakness identified related to an overall lack of internal control over sales and revenue recognition as well as inventory calculations and expenditures. This material weakness led directly to the Company’s announced internal investigation into the financial statements filed with the SEC for the quarter ended September 30, 2005 (see Note 18 to the Consolidated Financial Statements). Company’s management implemented several new internal controls in response to its internal investigation, including the following:

•	Company management has had several training sessions with the sales force of its subsidiary, Coast to Coast.

•
The Company’s finance department has disseminated written procedures and policies to all of the Company’s salespersons, including procedures that require, in certain circumstances, that sales made by Coast to Coast salespersons be reconfirmed by the Company’s Director of Logistics.

•	The Company’s finance department has instituted a policy regarding the provision of samples to the Company’s customers

Other than noted above, there were no changes to the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company notes however, that the identification of the material weaknesses described above resulted from management’s continuing assessment of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. While every effort will be made to ensure the financial reporting system will adhere to the Company’s internal controls, we cannot be certain that additional material weaknesses will not be identified prior to the filing of management’s annual report on internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

In December 2005, Robert Appleby and the Company entered into a Separation Agreement and General Release in connection with Mr. Appleby’s resignation as the Company’s Chief Executive Officer. Pursuant to the Separation Agreement and General Release, the Company has agreed to pay Mr. Appleby a severance package of approximately $50,000. In addition, the Company agreed that the exercise period for Mr. Appleby’s vested options to purchase 1,611,111 shares of the Company’s common stock would be reduced from 10 years from the grant date to 5 years from the grant date.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 401 and 405 of Regulation S-K is incorporated herein by reference to the information contained under the captions “Proposal I—Election of Class I Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Board and Committee Meetings” and “Corporate Governance” of the Proxy Statement. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended December 31, 2005.

Effective March 2005 we adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Business Conduct and Ethics is posted in the “Corporate Governance” section of our website, ww.taskerproducts.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information that will be contained under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Employment and Other Agreements” of the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information that will be contained under the captions “Employment and Other Agreements” and “Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this item is incorporated herein by reference to the information that will be contained under the caption “Principal Accountant Fees and Services” of the Proxy Statement.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements, Financial Statement Schedule and Exhibits
Page
(1) Financial Statement Schedule for the Years Ended December 31, 2005, 2004
and 2003: Schedule II - Valuation and Qualifying Accounts	35
Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required

(2) Financial Statements - see “Index to Financial Statements”	36

(3) Exhibits submitted with the Annual Report on Form 10-KSB as filed with the U.S. Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index, which is incorporated herein by reference.	77

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS
Years Ended, 2005, 2004 and 2003

Additions
Year Ended	Balance at Beginning of Year	(Charged to Costs and Expenses)	Recoveries	Deductions	Balance at End of Year
(in thousands)
December 31, 2005	$—	80	—	—	$80
December 31, 2004	$—	—	—	—	$—
December 31, 2003	$—	—	—	—	$—

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Tasker Capital Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tasker Capital Corp. and Subsidiaries (a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tasker Capital Corp. and Subsidiaries (a development stage company) as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Tasker Capital Corp.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Tasker Capital Corp. (a development stage company) as at December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and for the period from inception, May 13, 1996, to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morgan and Company

Vancouver, Canada
March 24, 2004

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$1,037,250	$14,225,305
Accounts receivable, net of allowance for doubtful accounts of $79,500 and $0 as of December 31, 2005 and 2004, respectively	155,189	—
Notes receivable	653,958	575,961
Inventories, net of reserve of $74,675 and $0 as of December 31, 2005 and 2004, respectively	1,350,963	99,798
Prepaid expenses	27,377	442,332
Prepaid commissions	163,850	125,000
Total current assets	3,388,587	15,468,396

Property and equipment, net	1,525,142	101,377
Prepaid royalties and license costs	—	1,179,862
Investment in equity investee	664,737	—
Intangible assets, net	21,562,292	—
Goodwill	41,677,180	—
Deposit, net	36,081	17,232
Total assets	$68,854,019	$16,766,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Convertible debentures	$194,000	$436,980
Accounts payable	1,740,245	148,651
Notes payable — acquisition of IRL	445,840	—
Other accrued liabilities	1,377,007	548,946
Other current liabilities	234,580	—
Total current liabilities	3,991,672	1,134,577

Long—term liabilities:
Notes payable — shareholders	443,790	458,652
Notes payable — acquisition of IRL	1,077,447	—
Other long term liabilities	52,686	—
Accrued royalties	—	930,000
Total long—term liabilities	1,573,923	1,388,652

Stockholders' equity:
Common stock, $0.001 par value; 300,000,000 shares authorized;89,167,095 and 48,863,740 shares issued and outstanding as of December 31, 2005 and 2004, respectively	89,167	48,864
Additional paid—in capital	89,265,154	8,115,298
Common stock subscribed	—	13,876,745
Deficit accumulated during the development stage	(26,065,897)	(7,797,269)
Total stockholders' equity	63,288,424	14,243,638
Total liabilities and stockholders' equity	$68,854,019	$16,766,867

The accompanying notes are an integral part of these consolidated financial statements.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,			INCEPTION May 13,1996 to
	2005	2004	2003	December 31, 2005

Revenues	$705,467	$—	$—	$705,467
Cost of goods sold	1,308,111	—	—	$1,308,111
Gross margin	(602,644)	—	—	(602,644)
Expenses
Selling, general & administrative	11,905,205	1,963,867	397,954	12,104,870
Product development	3,356,113	1,374,780	89,124	3,685,662
Depreciation and amortization	1,099,859	28,848	13,638	1,366,066
Total Expenses	16,361,177	3,367,495	500,716	21,331,332
Loss From Operations	(16,963,821)	(3,367,495)	(500,716)	(21,933,976)
Other income (expense):
Interest expense,net	(85,333)	(2,729,890)	(113,252)	(85,333)
Loss on equity investee	(53,263)	—	—	(53,263)
Liquidated damages	(285,706)	—	—	(3,151,197)
Other	(880,505)	25,770	6,888	(842,128)
Total other expense, net	(1,304,807)	(2,704,120)	(106,364)	(4,131,921)

Net loss	$(18,268,628)	$(6,071,615)	$(607,080)	$(26,065,897)

Net loss per common share, basic and diluted	$(0.25)	$(0.26)	$(0.05)	$(1.42)

Weighted average common shares outstanding, basic and diluted	73,549,000	23,597,000	13,003,000	18,329,000

TASKER CAPITAL CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID—IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMMON STOCK SUBSCRIBED	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL

Issuance of common stock	10	$—	$1	$—	$—	$—	$1
Net loss						(14,237)	(14,237)
Balance, December 31, 1996	10		1			(14,237)	(14,236)
Issuance of common stock	17,500,000	17,500	168,407				185,907
Translation adjustment				(743)			(743)
Net loss						(143,437)	(143,437)
Balance, December 31, 1997	17,500,010	17,500	168,408	(743)		(157,674)	27,491
Cancellation of common stock	(7,500,000)	(7,500)	7,500				—
Translation adjustment				(579)			(579)
Net loss						(45,387)	(45,387)
Balance, December 31, 1998	10,000,010	10,000	175,908	(1,322)		(203,061)	(18,475)
Issuance of common stock	1,000,000	1,000	15,844				16,844
Reverse merger transaction	262,000	262	(262)			(295)	(295)
Translation adjustment				(1,116)			(1,116)
Net loss						(34,518)	(34,518)
Balance, December 31, 1999	11,262,010	11,262	191,490	(2,438)		(237,874)	(37,560)
Translation adjustment				2,230			2,230
Net loss						(60,388)	(60,388)
Balance, December 31, 2000	11,262,010	11,262	191,490	(208)		(298,262)	(95,718)
Translation adjustment				7,236			7,236
Net loss						(59,060)	(59,060)
Balance, December 31, 2001	11,262,010	11,262	191,490	7,028		(357,322)	(147,542)
Issuance of common stock	524,850	525	210,193				210,718
Warrants issued for license	—		42,344				42,344
Warrants issued for services	—		558,935				558,935
Warrants issued	—		13,956				13,956
Translation adjustment	—			(7,028)			(7,028)
Net loss	—					(761,252)	(761,252)
Balance, December 31, 2002	11,786,860	11,787	1,016,918			(1,118,574)	(89,869)
Issuance of common stock	660,000	660	164,340				165,000
Issuance of common stock	1,408,940	1,409	350,826				352,235
Shares issued for debt	655,000	655	171,931				172,586
Share subscriptions	—	—	—		27,980		27,980
Net loss	—	—	—			(607,080)	(607,080)
Balance, December 31, 2003	14,510,800	14,511	1,704,015		27,980	(1,725,654)	20,852
Private placement, net of costs	—	—			13,867,370		13,867,370
Warrants and embedded conversion option associated with debentures	—	—	2,184,600				2,184,600
Debentures and accrued interest converted to common stock	18,161,937	18,162	1,998,205				2,016,367
Exercise of warrants	14,491,003	14,491	1,153,059				1,167,550
Stock based compensation	—	—	373,000				373,000
Common stock, warrants and options issued for services	1,700,000	1,700	702,419		(18,605)		685,514
Net loss	—	—	—			(6,071,615)	(6,071,615)
Balance, December 31, 2004	48,863,740	48,864	8,115,298	—	13,876,745	(7,797,269)	14,243,638
Shares issued for prior year private placement	9,406,250	9,406	13,918,113		(13,876,745)		50,774
Private placement, net of costs	2,947,545	2,948	6,431,652				6,434,600
Debentures and accrued interest converted to common stock	4,089,900	4,090	238,890				242,980
Note payable and accrued interest converted to common stock	32,272	32	32,240				32,272
Exercise of warrants & stock options	4,835,000	4,835	229,915				234,750
Stock based compensation	—	—	484,000				484,000
Common stock, warrants and options issued for services	—	—	3,100,950				3,100,950
Shares issued as part consideration for assets acquired	18,992,388	18,992	56,958,171				56,977,163
Registration rights derivative liabilty	—	—	(244,075)				(244,075)
Net loss	—	—	—			(18,268,628)	(18,268,628)
Balance, December 31, 2005	89,167,095	$89,167	89,265,154	$—	$—	$(26,065,897)	$63,288,424

The accompanying notes are an integral part of these consolidated financial statements.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,			INCEPTION May 13, 1996 to
Cash flows from operating activities:	2005	2004	2003	December 31, 2005

Net loss	$(18,268,628)	$(6,071,615)	$(607,080)	$(26,065,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,099,859	28,848	13,638	1,142,345
Noncash interest	84,987	2,661,210	78,636	2,832,182
Stock based compensation	484,000	373,000		1,415,935
Allowance for uncollectible accounts receivable	80,000			80,000
Allowance for uncollectible note receivable	890,000			890,000
Loss on equity investee	53,263			53,263
Fair value adjustment for registration rights derivative liability	(9,495)			(9,495)
Common stock, warrants and options for services	3,079,973	685,514		3,765,487
Changes in operating assets and liabilities:
Accounts receivable	(227,211)			(227,211)
Inventories	(1,210,119)	(99,798)		(1,309,917)
Prepaid expenses	(236,763)	(382,191)	(60,140)	(679,095)
Prepaid commissions	(38,850)	(125,000)		(163,850)
Prepaid royalties	—	65,000	(5,000)	—
Accounts payable	1,591,594	62,755	54,223	1,863,667
Accrued royalties	—	(70,000)		(70,000)
Other accrued liabilities	781,461	493,945	55,000	1,330,407
Net cash used in operating activities	(11,845,929)	(2,378,332)	(470,723)	(15,152,179)
Cash flows from investing activities:
Cash payments made as part consideration for assets acquired	(2,581,808)			(2,581,808)
Purchases of property and equipment	(824,278)	(112,074)	(2,819)	(939,171)
Advances pursuant to notes	(3,510,628)	(400,000)	(127,265)	(4,102,893)
Purchase of license	—			(160,000)
Investment in equity investee	(718,000)			(718,000)
Payments for deposits and other	(18,849)	(18,220)	(2,750)	(42,569)
Net cash used in investing activities	(7,653,563)	(530,294)	(132,834)	(8,544,441)
Cash flows from financing activities:
Proceeds from private placements, net	6,434,599	13,867,370	545,215	21,049,936
Proceeds from convertible debentures, net	—	2,065,532		2,065,532
Proceeds from other notes payable, net	—			524,850
Exercise of warrants/options	285,750	1,167,550		1,453,300
Repayments on note payable — IRL	(408,686)			(408,686)
Other	(226)			48,938
Net cash provided by financing activities	6,311,437	17,100,452	545,215	24,733,870
Net increase (decrease) in cash and cash equivalents	(13,188,055)	14,191,826	(58,342)	1,037,250
Cash and cash equivalents, beginning of period	14,225,305	33,479	91,821
Cash and cash equivalents, end of period	$1,037,250	$14,225,305	$33,479	1,037,250
	—
Supplemental disclosures of cash flow information:
Interest paid	$185,783	$27,242	$—	$185,783
Supplemental disclosures of noncash investing and financing activities:
Conversion of debt and accrued interest into common stock	$291,930	$2,016,367	$172,586	2,480,883
Warrants issued and embedded conversion feature associated with debt financing	$—	$2,184,600	$—	$2,184,600
Vehicle purchased via note payable	$56,916	$—	$—	$56,916
Warrants issued for license	$—	$—	$—	$42,344

The following schedule summarizes the acquisition of the certain assets of the Selling Companies included in the condensed consolidated statement of cash flows as cash paid for acquisition of the assets of the Selling Companies:

Fair value of assets acquired	$64,929,000
Cash paid	(1,428,000)
Common stock issued	(56,977,164)
Note issued	(1,931,973)
Notes cancelled	(2,542,631)
Acquisition costs	(1,420,840)
Liabilities assumed	$629,000

The accompanying notes are an integral part of these consolidated financial statements.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Tasker Capital Corp. and its subsidiaries (collectively, “the Company” or “Tasker”) manufactures, distributes and markets products using a patented process (the “pHarlo technology”) that utilizes a solution that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values. The Company currently markets Close Call™, an oral hygiene breath drink, Unifresh® Footbath, a grooming aid for dairy cows, and Tasker Pacific Blue™ Seafood Wash. The Company has begun the in-plant commercial verification process for United States Department of Agriculture approval to use the pHarlo technology in the scalder process of poultry processing. The Company is in the process of conducting tests of the pHarlo technology in other pre- and post-harvest food processing applications including seafood and poultry farming. The Company is also in various stages of developing future product lines using the pHarlo technology in the skin care and pet product industries. On December 7, 2005 the Company announced that it intended to concentrate its efforts on the development of its poultry processing products, its seafood processing products and its Unifresh® Footbath and Unifresh® Pen Spray products. The Company also announced that it intended to seek to license and/or sell the Close Call™ brand and derivative applications. As a result of this refocusing effort, the Company has suspended its development efforts in other areas.

As a result of the acquisition (the “2005 Acquisition”) by the Company of certain assets of pHarlo Citrus Technologies, Inc. (“PCTI”), Indian River Labs, LLC (“IRL”), pHarlo Citrus Properties Partnership, LLLP (“PCPP”), and Coast to Coast Laboratories, LLC (“C2C”, and together with PCTI, PCPP and IRL, the “Selling Companies”) in July 2005 (see Note 12), the Company now owns the utility patent applications and provisional patent applications associated with the pHarlo technology in the Company’s field of use, and has entered into a new sub-license agreement for the base patents associated with the pHarlo technology.

The Company is in the development stage; therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

In March 1999, Tasker, organized as a Nevada corporation in February 1999, and Tanuta Ventures Corp. (“Tanuta”), incorporated under the laws of the Province of British Columbia, Canada in May 1996, entered into a share exchange agreement whereby Tasker agreed to purchase all of the 11,000,010 outstanding common shares of Tanuta in exchange for 11,000,010 common shares of Tasker. Since the former shareholders of Tanuta controlled Tasker after the transaction, the merger was accounted for as reverse acquisition under which, for accounting purposes, Tanuta was deemed the accounting acquirer and Tasker was deemed to be the acquired entity. Under these accounting principles, the post-merger company financial statements represented Tanuta on a historical basis consolidated with the results of operations of Tasker from the March 1999 effective date of the merger.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation:

The consolidated financial statements include the accounts of Tanuta from May 13, 1996 (date of Tanuta’s inception) to December 31, 2005. The consolidated financial statements also include the accounts of Tasker from March 31, 1999 (the effective date of the reverse merger) to December 31, 2005. All significant intercompany balances and transactions have been eliminated in consolidation.

Development Stage Company:

The Company is a development stage company as defined in the Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting substantially all of its present efforts to establish a new business and with the exceptions of its brands Close Call™, and Unifresh® Footbath, none of its planned principal operations have commenced as of December 31, 2005. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Fair Value of Financial instruments:

The fair values of the Company’s asset and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, approximate their carrying amounts presented in the accompanying consolidated balance sheet at December 31, 2005.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash primarily in one financial institution which, at times, exceeds Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash. As of December 31, 2005 and 2004, the Company had approximately $1.0 million and $14.2 million in cash and cash equivalents, respectively.

Liquidity:

The Company has continued to sustain losses from operations and for the years ended December 31, 2005, 2004 and 2003 it has incurred a loss of approximately $18,269,000, $6,072,000 and $607,000, respectively. In addition, the Company has not generated positive cash flows from operations for the years ended December 31, 2005, 2004 and 2003.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based upon management’s current twelve month forecast of future revenues from its product lines in conjunction with the January 2006 Private Placement, in which the Company received proceeds of $8.7 million, net of placement agent fees, as described in Note 19(b), the Company believes that cash on hand, cash expected to be generated from operations, and the currently ongoing reductions in administrative costs will provide adequate flexibility for funding the Company’s working capital over the next twelve months.  As with all business forecasts, management’s current assessment of future revenues is based upon its assumptions and expectations.  Future market trends for its products may not develop as management has predicted, and regulatory approvals required to market products as the Company currently plans may not be obtained, and, in the future, the Company may find that its cash on hand and cash from operations is not sufficient to fund existing operations or new opportunities may present themselves over the course of the next twelve months, in which case the Company may find that its cash on hand and cash from operations is not sufficient. Such changes may, or may not, require it to seek additional outside funding and, if required, there can be no assurance that suitable outside financing will be available to the Company.

Accounts Receivable:

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances, which are estimated to be uncollectible at December 31, 2005 and 2004. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer's ability to perform its obligations. The Company does not normally require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company's receivables and evaluations of the risks of payment. Accounts receivable balances are recorded against the allowance for doubtful accounts when they are deemed uncollectible. Our allowance for doubtful accounts at December 31, 2005 and 2004 was $79,500 and $0, respectively.

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property and Equipment and Other Assets:

Property and equipment has been recorded at cost, net of accumulated depreciation. Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred. Depreciation is determined using the straight-line method over estimated lives of such assets as follows: machinery & equipment, 3 to 10 years; office furniture and fixtures and capitalized software, 5 to 7 years; vehicles, 5 years; and intangible assets, 11.5 years.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets at their estimated fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted effective July 1, 2002. In connection with prior business and asset acquisitions, the Company recorded goodwill based on the excess of the purchase price over the identifiable tangible and intangible assets acquired and liabilities assumed. Upon adoption of SFAS 142, the Company ceased recognizing recurring amortization of goodwill, and goodwill is now tested at least annually for impairment.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s specifically identifiable intangible assets, which consist of acquired core technology and customer related intangible assets, are reported at cost, net of accumulated amortization. These intangible assets are being amortized over their estimated useful lives, which is 11.5 years, at amortization rates that are proportional to each asset’s estimated economic benefit to the Company. The carrying value of these intangible assets is reviewed annually by the Company, or more frequently when indicators of impairment are present, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by these assets are less than the assets’ carrying amount.

In performing its review of the recoverability of goodwill and other intangible assets, the Company considers several factors. These factors include the expected cash flows that an asset is expected to generate over its estimated economic life. The Company also considers whether there have been significant changes in legal factors or the overall business climate that could affect the underlying value of an asset or whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life. In the case of goodwill, the Company must also consider, and estimate, the fair value of the reporting unit to which the goodwill is assigned. If, as a result of examining any of these factors, the Company concludes that the carrying value of its goodwill or other intangible assets exceeds its estimated fair value, the Company will record an impairment charge and reduce the carrying value of the asset to its estimated fair value.

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

Stock Based Compensation:

As allowed by SFAS No. 123. “Accounting for Stock-Based Compensation” (amended by SFAS No. 148), the Company has elected to measure stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board (“APB”) No. 25 and provide disclosure-only provisions of SFAS No. 123. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the exercise price an employee or director must pay to acquire stock. If the Company had determined compensation expense based on the fair value using the Black-Scholes option pricing model at the grant dates consistent with SFAS Nos. 123 and 148, the pro forma effect on the Company’s net loss and net loss per common share would have been the following for the years ended December 31, 2005, 2004 and 2003 and the period of inception, May 13, 1996 to December 31, 2005:

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004	2003	Since Inception

Net loss, as reported	$(18,268,628)	$(6,071,615)	$(607,080)	$(26,065,897)

Add: Stock based compensation included in net loss, as reported	484,000	373,000		1,415,935

Less: Stock based compensation expense determined under the fair value method	(6,252,300)	(2,670,799)	(115,702)	(9,154,050)

Net loss, pro-forma	$(24,036,928)	$(8,369,414)	$(722,782)	$(33,804,012)

Basic and diluted loss per share, as reported	$(0.25)	$(0.26)	$(0.05)	$(1.42)

Basic and diluted loss per share, pro-forma	$(0.33)	$(0.35)	$(0.06)	$(1.84)

The following assumptions were applied in determining stock based compensation expense under the fair value method:

	2005	2004	2003

Risk-free interest rate	2.10 - 3.80%	2.10 - 3.18%	3.25%
Expected option term	2.5 - 5 years	2.5 - 3 years	2.5 - 3 years
Expected price volatility	140%	197%	122%
Dividend yield	—	—	—

Derivative Instruments

We are a development stage company without significant revenues. To date, we have entered into several debt and equity transactions to fund our operations. A number of these transactions involved the issuance of convertible debt and warrants. These transactions also included registration rights agreements that impose significant penalties on us if certain conditions are not met. As a result of these registration rights agreements, we face a number of unique and complex accounting issues such as the ones discussed below.

The Company has issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features such as the conversion feature of our convertible debt into the Company’s common stock. The Company analyzes these financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 and Emerging Issues task Force (“EITF”) Issue Nos. 00−19 and 05−02 to determine if these hybrid contracts have embedded derivatives that must be bifurcated. In addition, free standing warrants are accounted for as either equity or liabilities in accordance with the provisions of EITF Issue No. 00−19.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EITF Issue No. 05−4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00−19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" addresses financial instruments, such as convertible notes and stock purchase warrants, which are accounted for under EITF 00−19, that are issued with a corresponding right to have these securities registered pursuant to a registration rights agreement that includes a liquidated damages clause. Alternative accounting treatments of registration rights are discussed in EITF Issue No. 05-4. One alternative treatment discussed in EITF Issue No. 05-4 could require the warrants, the convertible debt and the registration rights agreement to be treated as a single financial instrument. If the EITF implements this approach, the convertible debt and the warrants we have issued would need to be recorded as a liability at fair value and changes in the fair value of the liability would need to be recorded in the statement of operations each period. Implementation of this approach may have a material non-cash impact to our consolidated financial statement. Since no consensus on EITF Issue No. 05−4 has been reached, we have given only prospective application to this guidance. Further impact on our consolidated financial statements of adopting the standard, if any, will follow the transition guidance when released.

In April and July 2004, we entered into private placement agreements for convertible debentures, registration rights agreements and warrants (see Note 6). Based on the interpretive guidance in EITF Issue No. 05−4 due to an uncapped liquidated damages provision in the registration rights agreements, we determined that the registration rights are derivative liabilities that should be bifurcated from the related financial instruments. Accordingly, the estimated fair value of the registration rights derivative of approximately $244,000 was recorded as a liability as of October 1, 2005, the beginning of the first fiscal period after September 15, 2005, the date that EITF postponed further deliberations.

Changes in the estimated fair value of the registration rights derivative liability are recorded in the consolidated statement of operations. In the fourth quarter of 2005 we recorded a gain on the reduction of the derivative liability of approximately $9,000.

In connection with our examination of past transactions for application of EITF Issue No. 05-4, we noted that for the period from entering into the April 2004 Securities Purchase Agreement until we increased our authorized shares in August 2004, we had insufficient shares to meet all potential obligations to issue shares under our convertible notes and exercisable warrants and options. Under EITF Issue No. 00-19, a liability should be recognized for those financial instruments for that period, with any changes in the fair value of such liabilities recognized in our consolidated statement of operations. Based on our analysis of such liabilities, we determined the effect of any such amounts to be immaterial.

Revenue Recognition:

The Company recognizes revenues from the sale of its products based on the provisions of SEC Staff Accounting Bulletin No. 104,“Revenue Recognition”. The Company recognizes revenue when all of the following conditions are met:

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	There is persuasive evidence of an arrangement;

•	The risk of loss and title to the product transfers to the customer;

•	The collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

The Company’s arrangements do not contain general rights of return. However, in the fourth quarter of 2005, the Company issued approximately $890,000 in credit memos These credit memos were issued to customers for which the Company promised to take back the Unifresh® Footbath that was not as effective due to abnormally high alkaline content in the customers’ water sources. The Company has now reformulated its Unifresh® Footbath product with the addition of a compound that neutralizes alkali.

Cost of sales includes all of the costs to manufacture the Company's products including raw materials and supplies, direct labor and factory overhead. Cost of sales also includes the write-off of obsolete inventory and inventory that is not expected to be sold before its shelf expiration date. Additionally, cost of sales reflects the costs associated with free sample products. These costs are recognized on the date on which the Company ships the free sample product.

Advertising Costs:

Advertising costs are charged to operations as incurred and were $177,000 for the year ended December 31, 2005 and $0 for the years ended December 31, 2004 and 2003.

Research and Development:

Research and development expenditures are expensed as incurred. The amounts charged against earnings in 2005, 2004 and 2003 for research and development expenditures were $3.4 million, $1.4 million and $89,000, respectively.

Basic and Diluted Loss Per Common Share:

The Company complies with SFAS No. 128, “Earnings Per Share”, which states that basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include common stock equivalents. The Company’s common stock equivalents currently include stock options, convertible debentures and warrants. Unexercised stock options and warrants to purchase common stock and debentures convertible into common stock as of December 31, 2005, 2004 and 2003 are as follows:

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	December 31,
	2005	2004	2003

Options	16,540,777	15,650,000	2,400,000
Warrants	7,361,120	10,242,350	4,284,850
Convertible Debentures	2,095,000	6,189,900

	25,996,897	32,082,250	6,684,850

The foregoing common stock equivalents were excluded from the calculation of net loss per common share since the inclusion of any additional shares would be antidilutive.

Intangible Assets Related to Businesses Acquired:

Identifiable intangible assets, primarily utility patent applications, are being amortized over the remaining useful life of the patents of approximately 11.5 years. For the year ended December 31, 2005, the Company has amortized approximately $942,000 related to the utility patent applications. Estimated amortization expense for each of the succeeding five years is approximately $2.0 million per annum.

In connection with the 2005 Acquisition, the Company recognized goodwill in the amount of $41.7 million, which represents the excess purchase price over the fair value of assets acquired. The Company accounts for its goodwill and intangible assets in accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’, and does not amortize its goodwill. However, goodwill will be amortized over 15 years for tax purposes. The total amount is expected to be deductible for tax purposes. The Company reviews its goodwill for impairment at least annually, or whenever events or changes in circumstances would indicate possible impairment. The Company performs its annual impairment test of goodwill as of December 31 and performed the annual test as of December 31, 2005 and concluded that no impairment existed. The Company operates in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The Company compared its estimated fair value as measured by, among other factors, its projected discounted cash flow to its net book value and since the fair value was substantially greater than the book value, the Company concluded that as of December 31, 2005 there was no impairment of goodwill.

In accordance with SFAS No. 142, the Company’s intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances would indicate possible impairment in accordance with SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets.’’

Reclassifications:

Certain prior period amounts have been reclassified to conform to the 2005 presentation.

Recent Accounting Pronouncements:

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections.’’ SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, ‘‘Accounting Changes’’ and SFAS No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements.’’ SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154 as of January 1, 2006 and does not expect that its adoption will have a material impact on its consolidated results of operations or financial condition.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Accounting for Stock-Based Compensation (Revised).” SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

 The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123® permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123® to measure the fair value of stock options.

The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations. However, the Company believes that the adoption of SFAS No. 123(R) will have a material effect on the Company’s consolidated financial statements, in the form of additional compensation expense.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 has been issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), which requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires the Company to allocate fixed production overheads to the costs of conversion based on the normal capacity of the production facilities. Management of the Company does not believe the effects of SFAS No. 151 will have a material impact on the consolidated financial statements, as the Company has not incurred any inventory costs that meet the definition of “so abnormal.”

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. INVENTORIES

	December 31,
	2005	2004

Raw Materials	$955,701	$99,798
Finished Goods	469,936	-

	1,425,637	99,798
Less: Inventory Reserve	(74,675)	-

	$1,350,963	$99,798

4. PROPERTY AND EQUIPMENT, NET

	December 31,
	2005	2004

Machinery & Equipment	$1,062,065	$—
Office furniture, fixtures and capitalized software	466,137	38,664
Vehicles	164,688	73,410

	1,692,890	112,074

Less: Accumulated Depreciation	(167,748)	(10,697)

	$1,525,142	$101,377

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $157,000, $29,000 and $14,000, respectively.

5. OTHER ACCRUED LIABILITIES

	December 31,
	2005	2004

Accrued wages	$161,758	$151,752
Accrued interest	119,147	73,685
Liquidated damages	285,706	—
Accrued legal and accounting fees	322,391	172,118
Accrued consulting	172,500	51,102
Other	315,505	100,289

	$1,377,007	$548,946

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	STOCKHOLDERS’ EQUITY (DEFICIT):

Reverse merger transaction and prior:

The consolidated statements of stockholders’ equity have been presented to reflect the number of shares received by the stockholders of Tanuta in the business combination (see Note 2 - Basis of Presentation). The 262,000 shares issued in connection with the reverse merger transaction represent the outstanding shares of Tasker prior to the effectuation of the reverse merger transaction.

The historical stockholders’ equity of Tanuta (the accounting acquirer) consisted of approximately 10 common shares (after giving effect to a 10 for 1 stock split) of no par value common stock issued to incorporators. Prior to the March 1999 reverse merger transaction, Tanuta issued 11 million common shares (after giving effect to a 10 for 1 stock split), net of cancellations, in private placements that raised approximately $203,000.

Post reverse merger transaction through December 31, 2005:

In November 2002, the Company closed a private equity financing in which the Company raised approximately $525,000 from several investors. In connection with the private placement, the Company issued 524,850 shares of the Company's common stock and conditional secured promissory notes. Additionally, the Company issued warrants to purchase 524,850 shares of the Company's common stock at a price of $2.00 per share up to November 2007. The fair value attributed to the common stock and warrants was approximately $211,000 and $14,000, respectively.

Also during the year ended December 31, 2002, the Company issued warrants (i) to purchase 300,000 shares of the Company’s common stock for a license and (ii) to purchase 3,460,000 shares of the Company’s common stock for services. The values ascribed to these warrants were approximately $42,000 and $559,000, respectively.

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

In December 2004, the Company completed the private placement of 9,406,250 shares of its common stock with several accredited investors for an aggregate purchase price of $15,050,000 or $1.60 per share. Emerging Growth Equities LTD. acted as placement agent and received a cash payment of 6% and a warrant to purchase 562,500 shares exercisable at $2.00 per common share, exercisable for three years.

In connection with this private placement, the Company also entered into a Registration Rights Agreement under which the Company is obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) to register for resale, within a specified time period, the shares and the shares underlying the placement agent warrants. The terms of the Registration Rights Agreement provide that, in the event that the registration statement is not filed within 30 days of entering into the private placement, the Company is required to pay to the investors, as partial liquidated damages, 1% additional shares per month until the registration statement is filed based on the number acquired in the private placement. The registration statement was filed within the specified time period.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the common shares related to this private placement were not issued until 2005, the Company has classified the proceeds of this offering of approximately $13.9 million, net of amounts paid to the placement agent and other closing costs aggregating approximately $1.1 million, as common stock subscribed.

During the year ended December 31, 2004, stockholders' equity was also increased as a primary result of (i) the allocation of value to the approximate 19.5 million warrants and embedded conversion features associated with the issuance of convertible debentures , (ii) the conversion of approximately $2 million of debentures into approximately 18.2 million shares of common stock (iii) the exercise of approximately 14.5 million warrants generating cash proceeds of approximately $1.2 million, (iv) stock based compensation of approximately $373,000 and (vi) the issuance of common stock, warrants and options for services of approximately $685,000 (See Note 11).

In February 2005, a secured promissory note holder exchanged his note in the amount of $49,950, plus interest and services rendered over the past two years for 32,272 restricted common shares at $1.65, or $2.30 less than the market value of the stock on the date of the exchange. In connection with the exchange, the Company recognized approximately $74,000 of consulting fees during the year ended December 31, 2005.

In July 2005, the Company executed an Asset Purchase Agreement whereby the Company issued 18,992,388 shares of its common stock valued at $56,977,164 (see Note 12).

In September 2005, the Company completed the private placement of 2,947,545 shares of its common stock with several accredited investors for an aggregate purchase price of approximately $6,485,000 or $2.20 per share. As part of the private placement, the Company also issued 1,473,769 warrants to purchase the Company’s common stock at $3.00 per share. In connection with the private placement, the Company also entered into a Registration Rights Agreement under which the Company is obligated to file, and make effective, a registration statement with the United States Securities and Exchange Commission (“SEC”) to register for resale, within a specified time period, the shares and the shares underlying the warrants. The terms of the Registration Rights Agreement provide that, in the event that the registration statement is not declared effective within 120 days of entering into the private placement, and if the Company is found to not have used its “best efforts”, the Company is required to pay to the investors, as partial liquidated damages, 1% of the cash value of the shares and underlying shares per month for as long as such requirements are not met. The registration statement was not declared effective within the specified time periods. In January 2006 the investors agreed to waive any liquidated damages under this agreement related to the failure to have the first registration statement declared effective within 120 days. The waiver set a new effectiveness deadline at 245 days after the entry into the private placement. In exchange for this waiver the exercise price of the warrants was reduced to $1.00 per share (see Note 18 (b)).

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2005, stockholders' equity was also increased as a result of (i) the issuance of options for vendor services of approximately $3.1 million, (ii) employee stock-based compensation of approximately $484,000, (iii) the conversion of approximately $243,000 of convertible debentures and accrued interest into approximately 4,090,000 shares of common stock and (iv) the exercise of approximately 4.8 million options and warrants generating cash proceeds of approximately $285,000.

7. WARRANTS AND STOCK OPTIONS

Warrants:

During the year ended December 31, 2002, the Company issued (i) 524,850 warrants in connection with notes payable, (ii) 300,000 warrants to pHarlo in connection with its license agreement (see Note 4) and (iii) 3,460,000 warrants to consultants for services rendered (see Note 6).

During the year ended December 31, 2004, the Company issued (i) 19,461,500 warrants in connection with the Convertible Debentures, of which 16,000,000 and 3,461,500 warrants were issued in connection with the April 2004 and July 2004 Private Placements, respectively, (ii) 562,500 warrants to the placement agent in connection with the Company’s December 2004 private placement and (iii) 400,000 warrants issued to a consultant for services rendered. Of the 19,461,500 warrants issued in connection with the Convertible Debentures, 3,995,000 and 14,491,003 warrants were exercised during 2005 and 2004, respectively, generating proceeds of approximately $200,000 and $1.2 million, respectively to the Company.

During the year ended December 31, 2005, the Company issued 1,473,769 warrants in connection with the Company’s September 2005 Private Placement. The warrants had an exercise price of $3.00 per share.

The following table summarizes the Company’s warrant activity:

	Number of shares	Exercise price per share	Weighted average exercise price per share

Outstanding, January 1, 2002	-0-	$—	$—

Granted	4,284,850	$0.25 - $2.00	$0.46

Outstanding, December 31, 2002	4,284,850	$0.25 - $2.00	$0.46

Granted	-0-	$-0-	$-0-

Outstanding, December 31, 2003	4,284,850	$0.25 - $2.00	$0.46

Granted	20,424,000	$0.10 - $2.00	$0.22

Exercised	(14,466,500)	$0.05 - $0.25	$0.08

Outstanding, December 31, 2004	10,242,350	$0.05 - $2.00	$0.37

Granted	1,473,770	$1.00	$1.00

Exercised	(4,355,000)	$0.05 - $0.25	$0.07

Outstanding, December 31, 2005	7,361,120	$0.05 - $2.00	$0.63

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Warrants granted pursuant to the April 2004 Private Placement originally had exercise prices of $0.10 and $0.20. However, the exercise price of all warrants issued in this placement were modified to $0.05 per share in September 2004 and further modified to $0.01 per share in May 2005.

The Warrants granted pursuant to the July 2004 Private Placement originally had an exercise price of $0.25. However, the exercise price of all warrants issued in this placement were modified to $0.05 per share in September 2004 and further modified to $0.01 per share in May 2005.

The Warrants granted pursuant to the September 2005 Private Placement originally had an exercise price of $3.00. In January 2006, the exercise price of the warrants was reduced from $3.00 to $1.00 per share.

As of December 31, 2005, the weighted average contractual life of warrants is approximately 2.9 years.

Stock Options:

Stock options issued are as follows:

	Number of shares	Exercise price per share	Weighted average exercise price per share

Outstanding, January 1, 2002	-0-	$—	$—

Granted	1,500,000	$0.25	$0.25

Outstanding, December 31, 2002	1,500,000	$0.25	$0.25

Granted	900,000	$0.25	$0.25

Outstanding, December 31, 2003	2,400,000	$0.25	$0.25

Granted	13,250,000	$0.25 - $2.05	$0.58

Outstanding, December 31, 2004	15,650,000	$0.25 - $2.05	$0.53

Granted	4,084,999	$1.50 - $4.70	$2.30

Exercised	(480,000)	$0.25	$0.25

Cancelled	(2,714,222)	$0.25 - $4.00	$0.97

Outstanding, December 31, 2005	16,540,777	$0.25 - $4.70	$0.91

Options exercisable at December 31, 2003	2,400,000	$0.25	$0.25

Options exercisable at December 31, 2004	9,244,438	$0.25 - $2.05	$0.37

Options exercisable at December 31, 2005	13,774,886	$0.25 - $4.70	$0.82

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes additional information about stock options outstanding at December 31, 2005:

	Options Outstanding
Exercise Prices	Number Outstanding at December 31, 2005	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price

$ 0.25	9,497,778	8.25	$ 0.25

$ 0.67	1,000,000	8.84	$ 0.67

$ 1.45 - 1.75	3,533,333	9.07	$ 1.52

$ 2.01 - 2.47	1,316,666	9.15	$ 2.26

$ 2.70 - 3.14	1,115,000	9.38	$ 2.97

$ 3.32 - 4.70	78,000	9.22	$ 3.96

	16,540,777

	Options Exercisable
Exercise Prices	Number Exercisable at December 31, 2005	Weighted-Average Exercise Price

$ 0.25	8,442,220	$ 0.25

$ 0.67	666,667	$ 0.67

$ 1.45 - 1.75	3,133,333	$ 1.52

$ 2.01 - 2.47	949,999	$ 2.26

$ 2.70 - 3.14	504,667	$ 2.93

$ 3.32 - 4.70	78,000	$ 3.96

	13,774,886

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INVESTMENT IN EQUITY INVESTEE

In April 2005, the Company purchased from Electric Aquagenics Unlimited, Inc. 359,000 common shares of Biofilm, representing 27% of Biofilm’s outstanding common stock, for cash consideration of $718,000. Further, the Company advanced a total of $890,000 to the owners of the remaining 73% of Biofilm’s common stock. Biofilm’s proprietary technology is designed to eradicate biofilms, a protective coating that forms on listeria and other pathogens making them resistant to traditional remedies of eradicating bacteria. The Company understands that Biofilm is in the process of obtaining certain regulatory approvals for the use of its product in specified applications. After several months of unsuccessful negotiations, the Company has decided that it will not seek to acquire the remaining 73% of Biofilm’s common stock. The Company originally anticipated that if the acquisition did not close, the Company would seek repayment of the funds advanced. The Company is now negotiating an alternative arrangement with Biofilm, whereby Biofilm would license its technology to the Company, and the $890,000 advanced would be used as a credit against royalty fees due under the license agreement. There can be no assurance that the license agreement will be entered into, or if entered into, that Biofilm would agree to credit the $890,000 advanced toward the royalty fees of such license. The Company believes that recovery of these advances is uncertain, and has set up an allowance for uncollectible accounts for the entire $890,000.

Tasker believes that its 27% equity interest in Biofilm is a significant variable interest, as defined by FIN 46(R) “Consolidation of Variable Interest Entities”, however Tasker believes that it is currently not the primary beneficiary of Biofilm and thus would not be required to consolidate the accounts of Biofilm. Tasker’s management believes that Tasker’s maximum exposure to loss as a result of its involvement with Biofilm is limited to its initial investment of $718,000.

9. LICENSE

In late 2002, the Company entered into an exclusive license agreement with PCTI to sell, develop, market and distribute consumer deodorant breath products, animal breath products and soft drink products using the patented pHarlo technology. In conjunction with this license agreement, the Company entered into a production agreement with IRL, a privately held manufacturing company affiliated with PCTI, to manufacture and sell to the Company the concentrate for the products licensed by PCTI. Pursuant to the license agreements, the Company agreed to make royalty payments based on 1.5% of product sales and issued warrants to purchase up to 300,000 common shares. Under the terms of the license agreement, the Company is required to prepay $1,000,000 in royalty payments. In September 2004, the Company cancelled the previous license agreement and entered into two separate Exclusive Field of Use License Agreements with PCTI. One of these new license agreements granted the Company the right to use, sell, develop, market and distribute products using the pHarlo technology for consumer deodorant breath product, animal breath products and soft drink products. The second of these new license agreements granted the Company the right to use, sell, develop, market and distribute products using the pHarlo technology as a post-harvesting processing aid in the poultry industry in the United States and Canada.

The financial terms of the exclusive license covering consumer deodorant products, animal breath products and soft drink products were the same as the 2002 license agreement, with the addition of minimum annual payments of $300,000 beginning in 2006 (adjusted annually). Commencing July 1, 2003, an interest payment of 7% per annum on the unpaid balance of the prepaid royalty balance was due. The term of the agreement extends to the life of the patent.

Under the terms of the license covering post-harvesting poultry processing aids, the Company agreed to pay a 5.0% royalty on net sales. In addition, beginning in 2006, a minimum annual payment of $3,750,000 (adjusted annually) was due. PCTI was also granted a right to profit share. The term of the agreement extends to the life of the patent.

Costs to secure the license covering consumer deodorant breath product, animal breath products and soft drink products totaling approximately $202,000 are being amortized over the eighteen year term of the license on a straight-line basis. At December 31, 2004, the carrying amount of the license was approximately $180,000, net of approximately $22,000 of accumulated amortization. Amortization expense for the years ended December 31, 2005, 2004 and 2003 and the period of inception, May 13, 1996, to December 31, 2005 was approximately $6,000, $11,000, $11,000 and $28,000, respectively.

As part of the 2005 Acquisition of the Pharlo assets (see Note 12), both license agreements mentioned above were acquired by Tasker and cancelled. Accordingly, all costs to secure the licenses as well as the prepaid and accrued royalties balances were included as components to the purchase price.

10. NOTES RECEIVABLE

Advances to PCTI, PCTI-related entities

During 2002, the Company agreed to loan to PCTI and PCTI-related entities, pursuant to a loan agreement and note, up to $200,000 to finance a production facility to produce the products licensed pursuant to the 2002 license agreement with PCTI (See Note 9). The note bore an interest rate at 7% per annum, with principal and interest on the notes evidencing the loan to be repaid in equal monthly installments commencing July 1, 2003, with the last payment due October 1, 2012.

During 2004, pursuant to a series of additional promissory notes, the Company loaned an additional $200,000 to PCTI and $200,000 to PCPP. The notes bore an interest rate at 7% per annum (0% until June 1, 2005) and had terms of 1 year.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2005, pursuant to a series of promissory notes, the Company loaned an additional $2,600,703 (including $136,000 paid to a vendor on behalf of PCTI) to the Selling Companies and principals of the Selling Companies. The loans bore an interest rate at 7% per annum (0% for approximately the first six months) and had terms of 1 year. Certain of these loans represented cash advances against bonus payments to the principals of the Selling Companies (see Note 12). The notes issued by principals of the Selling Companies are as follows: January 10, 2005 note with Barry Cummins-$250,000; January 3, 2005 note with David Creasey-$100,000; March 1, 2005 note with David Creasey-$150,000; January 10, 2005 note with David Dickinson-$100,000; March 4, 2005 note with David Dickinson-$150,000; and March 28, 2005 note with David Creasey-$625,000. Certain of these loans represented working capital to the PCPP to build out and fund the Selling Companies’ manufacturing facilities. The notes issued by PCPP are as follows: January 20, 2005-$100,000; February 15, 2005-$75,000; March 7, 2005-$100,000; March 31, 2005-$100,000; April 20, 2005-$100,000; May 19, 2005-$50,000; June 14, 2005-$50,000; and July 6, 2005-$12,500. Certain of these loans represented working capital to C2C. The notes issued by C2C are as follows: March 3, 2005-$100,000; May 25, 2005-$25,000; June 29, 2005-$15,000. Certain of these loans represented working capital to PCTI. The notes issued by PCTI are as follows: May 11, 2005-$62,114; May 27, 2005-$100,000; June 2, 2005-$20,000; June 14, 2005-$52,816; June 27, 2005-$52,006; and July 12, 2005-$55,269. The Company also advanced $20,000 to IRL for working capital and received a promissory note dated June 29, 2005. All of the above loans issued during 2005 were cancelled on July 15, 2005 upon the completion of the 2005 Acquisition, with the exception of the March 28, 2005 note with David Creasey in the amount of $625,000, which remains due and bears interest at 6% per annum.

11. CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Convertible Debentures:

In April 2004, the Company entered into a Securities Purchase Agreement with several investors by which the Company issued and sold (i) $800,000 of convertible debentures (the “April 2004 Debentures”); (ii) warrants to purchase 8,000,000 shares of common stock at $0.10 per share and (iii) warrants to purchase 8,000,000 shares of common stock at $0.20 per share. The warrants expire in five years from the date of issuance. In September 2004, as a result of the Company not meeting certain conditions prescribed in the agreement, the exercise price of all the warrants issued in connection with the April 2004 Debentures was modified to $0.05 per share. On April 30, 2005, as a result of failure to properly maintain the registration statement covering these shares, the exercise price of all these warrants was further reduced to $0.01 per share. As of December 31, 2005, 15,250,000 of these warrants were exercised. The April 2004 Debentures are due on the third anniversary of the issuance, bear interest at 7% per annum and are convertible into shares of common stock at a price of $0.05 per share, including interest, for an aggregate of at least 16,000,000 common shares.

In connection with the April 2004 Securities Purchase Agreement, the Company also entered into a Registration Rights Agreement under which the Company is obligated to file, and make effective, a registration statement with the SEC to register for resale, within specified time periods, the shares underlying the Warrants and the shares issuable on conversion of the Convertible Notes, and to keep the registration for such shares effective, and properly maintain such registration statement, until such shares have been issued to, and sold by, the investors. The terms of the Registration Rights Agreement provide that, in the event that the registration statement is not filed within 45 days, or does not become effective within 150 days of entering into the Securities Purchase Agreement, or if the registration statement is not properly maintained, the Company is required to pay to the investors, as partial liquidated damages, an amount equal to 1% of the principal amount of the April 2004 Debentures, then 1.5% per month of the principal amount for as long as such requirements are not met (see Note 2, Derivative Liabilities). The registration statement was filed and declared effective within the specified time periods, but the Company did not properly maintain the registration statement, thus triggering liquidated damages.

In July 2004, the Company entered into another Securities Purchase Agreement with several investors under which the Company issued and sold in a private placement (i) $1,647,674 of convertible debentures, at a discount of $263,074, for a net amount of $1,384,600 (the “July 2004 Debentures”) and (ii) warrants to purchase 3,461,500 shares of common stock at a price of $0.20 per share. In September 2004, as a result of the Company not meeting certain conditions prescribed in the agreement, the exercise price of all the warrants issued in connection with the July 2004 Debentures was modified to $0.05 per share. On April 30, 2005, as a result of a failure to properly maintain the registration statement covering these shares, the exercise price of all these warrants was further reduced to $0.01 per share. As of December 31, 2005, 3,211,500 of these warrants were exercised. The July 2004 Debentures are due on the second anniversary of the issue date and are convertible into shares of common stock at a price of $0.20 per share for an aggregate of 8,238,370 common shares.

In connection with the July 2004 Securities Purchase Agreement, the Company also entered into a Registration Rights Agreement under which the Company is obligated to file, and make effective, a registration statement with the SEC to register for resale, within specified time periods, the shares underlying the Warrants and the shares issuable on conversion of the Convertible Notes, and to keep the registration for such shares effective, and properly maintain such registration statement, until such shares have been issued to, and sold by, the investors. The terms of the Registration Rights Agreement provide that, in the event that the registration statement is not filed within 5 days, or does not become effective within 90 days of entering into the Securities Purchase Agreement, the Company is required to pay to the investors, as partial liquidated damages, an amount equal to 1% of the principal amount of the July 2004 Debentures, then 1.5% per month of the principal amount for as long as such requirements are not met (see Note 2, Derivative Liabilities). The registration statement was filed and declared effective within the specified time periods, but the Company did not properly maintain the registration statement, thus triggering liquidated damages.

Included in the other accrued liabilities at December 31, 2005 is approximately $119,000 of interest and fees associated with the April 2004 Debentures and the July 2004 Debentures.

The following tables summarize 2005 and 2004 conversion activity and principal outstanding at December 31, 2005 (all of which is classified in current liabilities as a result of the Company being in violation of certain covenants):

	April 2004	July 2004
	Debentures	Debentures	Total

Principal amount	$800,000	$1,647,674	$2,447,674
2004 Conversions (excludes accrued interest of $5,673)	(533,000)	(1,477,694)	(2,010,694)
Principal outstanding at December 31, 2004	267,000	169,980	436,980

2005 Conversions	(192,000)	(50,980)	(242,980)
Principal outstanding at December 31, 2005	$75,000	$119,000	$194,000

Total common shares resulting from conversion of principal	14,500,000	7,643,370	22,143,370
Total common shares resulting from conversion of interest	113,467	-	113,467
	14,613,467	7,643,370	22,256,837

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determined the initial carrying value of the April 2004 Debentures and the July 2004 Debentures (together, the “Convertible Debentures”) by a two-step allocation process: first to the associated warrants and second, to an embedded conversion option. First, the Company allocated the proceeds from the sale of the of the Convertible Debentures between the Convertible Debentures and the warrants based upon their relative fair values, which resulted in recording a discount on the Convertible Debentures. The value of the warrants was computed using the Black-Scholes option pricing model. Second, in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, after allocating the Convertible Debenture proceeds as described above, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. Since the conversion prices were less than the fair values of the Company’s stock at the closing dates, an embedded conversion option was recorded as additional paid in capital.

As a result of the Company’s allocations above, the entire principal amounts of the Convertible Debentures have allocated to the warrants and embedded conversion options. This amount was to be amortized as additional (non cash) interest expense with a corresponding increase to the Convertible Debentures over the life of the respective notes using the effective interest method until such notes are repaid or converted to common stock. However, as a result of being in violation of certain covenants of the Convertible Debentures, the entire amount was amortized during the year ended December 31, 2004.

On April 30, 2005, the prospectuses relating to resale of the Company’s stock by holders of securities who purchased in the April 2004 and July 2004 private placements became stale. As a result, certain stockholders could not sell their shares pursuant to these registration statements.
This caused the Company to be in default of its obligations under the Registration Rights Agreements entered into as part of the April 2004 and July 2004 private placements. This default caused contractual payments to become immediately due and payable to certain stockholders. As of December 31, 2005, the Company accrued a $286,000 liability associated with this event. The Company filed an amendment to these registration statements during the third quarter of 2005. The Securities and Exchange Commission declared the Registration Statements effective on November 2, 2005. However, as a result of a voluntary internal investigation performed by the Company with respect to its quarterly financial statements filed for the period ended September 30, 2005, the Company suspended the use of these registration statements. Upon completion of the investigation, the Company lifted the suspension of use and stockholders were advised that they could sell pursuant to the registration statements on March 10, 2006.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable to Shareholders:

During the year ended December 31, 2002, the Company completed a private placement offering for cash proceeds of $524,850. The Company issued 524,850 shares of common stock, issued share purchase warrants to purchase 524,850 shares of common stock at a price of $2.00 per share up to November 26, 2007, and issued 5% promissory notes, with a face value of $524,325, to the investors. The principal amount and interest on the notes is due no later than November 26, 2007.

	December 31,
	2005	2004

Notes payable, with interest at 5%, fair value	$524,325	$524,325
Less: Discount to record note at fair value	(224,149)	(224,149)

	300,176	300,176

Less: Note converted into equity	(49,950)	-
Amortization of discount to December 31, 2005	193,564	158,476

	$443,790	$458,652

The fair value attributed to the notes is based upon the fair value of the underlying financial instruments.

The discount resulting from recording the notes at fair value will be amortized on the interest rate method over a term of five years.

Note Payable IRL:

As partial consideration for the purchase of the pHarlo assets (see Note 12), Tasker issued a promissory note in the amount of $1,931,973 to IRL. The promissory note bears interest of 3.4% per annum and is payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007. The following schedule outlines the activity for this note during 2005 and 2004:

	December 31,
	2005	2004

Notes payable, with interest at 3.4%, fair value	$1,931,973	$—
Principal repayments	(408,686)	—

	1,523,287	—

Current portion -Note payable - acquisition of IRL	445,840	—
Non current portion -Note payable - acquisition of IRL	1,077,447	—

	$1,523,287	$—

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. ACQUISITION OF PHARLO ASSETS

On July 15, 2005, the Company executed an Asset Purchase Agreement with the Selling Companies (the “Asset Purchase Agreement”) whereby the Company purchased all of the assets of the Selling Companies that relate to the Company’s product applications and fields of use, including, but not limited to, utility patent applications, equipment, inventories and existing contracts. The purchase price of approximately $64.3 million includes (i) 18,992,388 shares of the Company’s common stock valued at approximately $56.98 million (or approximately $3.00 per share which is based upon the average closing market price of the Company’s common stock for the seven day period following the announcement of the completed acquisition), (ii) a promissory note in the amount of $1,931,973 (bearing interest at 3.4% and payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007), (iii) cash of $1,428,000, (iv) estimated acquisition costs of $1,420,840 and (v) cancelled promissory notes totaling $2,542,631 issued to the Company by the Selling Companies and by certain equity holders of the Selling Companies.

In addition to the sale of the acquired assets, and subject to certain conditions, the Selling Companies also agreed to cause Phitex Ltd. LLLP ("Phitex") (the direct one hundred percent owner of the sole and exclusive licensee of the base patents) to issue to the Company 19.9% of the then total outstanding equity interests of Phitex on a fully diluted basis. This would allow the Company to share in the monetary benefits derived by Phitex from any transaction between the sole and exclusive licensee of the base patents and an unaffiliated third party pursuant to which that third party acquires rights to exploit the base patents outside the Company’s fields of use. On November 22, 2005 the Board approved the termination of Robert P. Appleby as the Company’s Chief Executive Officer and President. Upon the termination of Mr. Appleby, the Company also became ineligible to receive the 19.9% interest in Phitex, as described above. In the first quarter of 2006, the Company negotiated an amendment with the Selling Companies such that, subject to the satisfaction of certain conditions, the Company will be eligible to receive a 10% interest in Phitex. No effect, if any, related to this potential acquisition has been included in the allocation of the purchase price.

The acquisition was accounted for as a business combination in accordance with SFAS No. 141 "Business Combinations" and accordingly, the tangible and intangible assets acquired have been recorded at their estimated fair values as of the date of the acquisition. The final allocation of the purchase price, including the value and classification of intangible assets and their respective amortization periods, is based upon a retrospective valuation of the assets acquired. This valuation resulted in the adjustment to the fair value of the intangible asset and goodwill that was initially recorded at approximately $57,636,000 and $6,404,000, respectively.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the purchase price and the estimated allocation thereof are approximately as follows:

Property and equipment	$703,000
Other assets	49,000
Other liabilities	(629,000)

Net assets acquired	123,000
Identifiable intangible assets acquired	22,500,000
Goodwill	41,677,000

Total cost of acquisition	$64,300,000

The results of operations of the Selling Companies have been included in the Company’s Consolidated Statements of Operations since July 15, 2005, the acquisition date.

The following unaudited proforma information gives effect to the acquisition as if it had occurred on the first day of each of the periods ended:

	December 31,
	2005	2004

Total revenues	$842,149	$—

Net loss	(18,513,642)	(7,713,589)

Loss per share, basic and diluted	$(0.25)	$(0.33)

13. INCOME TAXES

A reconciliation of income tax expense to the benefit computed at the statutory rate of 34% for the years ended December 31, 2005, 2004 and 2003 is approximately as follows:

	2005	2004	2003

Benefit at statutory rate	$(6,211,000)	$(2,064,000)	$(206,000)
Noncash interest on Convertible Debentures	—	832,000
Stock based compensation	165,000	188,000
Other	36,000	(100,000)
Losses for which no benefit is recorded	6,010,000	1,144,000	206,000

	$—	$—	$—

Significant components of the Company’s deferred income tax assets and liabilities at December 31, 2005 and 2004 are approximately as follows:

	2005	2004

Deferred tax assets:
Net operating losses	$7,215,000	$1,674,000
Stock based compensation	1,464,000	188,000
Reserves	553,000	—
Valuation allowance	(8,637,000)	(1,862,000)
Net deferred tax assets	595,000	—

Deferred tax liabilities:
Depreciation & Amortization	(595,000)	—
Total deferred tax liabilities	(595,000)

Net deferred tax assets	$—	$—

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2005, the Company has a U.S. Federal net operating loss carry forward of approximately $17.8 million which will expire commencing 2019 through 2025, if not utilized. Under Internal Revenue Code Section 382, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The amount of such limitation, if any, has not been determined.

Management of the Company has decided to fully reserve for its deferred tax asset, as it is more likely than not that the Company will not be able to utilize these deferred tax assets against future income, coupled with the possible limitations of the net operating losses due to various changes in ownership over the past year.

14. COMMITMENTS AND CONTINGENCIES

In connection with the 2005 Acquisition, the Company entered into a Patent and Technology Sub-License Agreement dated as of July 15, 2005 (the “Sub-License Agreement”) with pHarlo IP, LLC (“pHarlo IP”), in which pHarlo IP has agreed to provide to the Company technical assistance necessary to implement, refine and exploit the base patents to the pHarlo technology in the Company’s fields of use. pHarlo IP is the sole and exclusive licensee of the base patents to the pHarlo technology. In consideration for the technical assistance, the Company agreed to pay to pHarlo IP certain research and development fees ("R&D Fees"). The R&D Fees may be subject to recovery by the Company in certain circumstances described below.

On January 26, 2006, the Company entered into a letter agreement with pHarlo IP that amended (i) the Sub-License Agreement and (ii) the Asset Purchase Agreement.

The Sub-License Agreement was amended to restructure the R&D Fees payable to pHarlo IP. Prior to the amendment, the Company had agreed to pay to pHarlo IP, the R&D Fees in advance, prior to the calendar quarter for which they were earned. The R&D Fees were originally set at a fixed amount, and although subject to recovery in certain circumstances, were not dependant on sales of the Company’s products until certain thresholds had been met.

The amendment restructured the R&D Fees so that they are (i) payable on a quarterly basis within 30 days after the end of each calendar quarter and (ii) are based on gross sales of the Company (or its affiliates) of products using the pHarlo technology. For fiscal year 2006, the R&D Fees must not be less than $150,000 and are capped at $500,000. There are no other minimum R&D Fees payable after 2006, although R&D Fees for all subsequent years are capped at specified rates.

The Company, Wynn Starr Special Products, LLC. ("Wynn Starr"), PCTI, IRL and pHarlo IP are parties to an Exclusive Field of Use License Agreement and Product Sale Agreement made effective as of September 15, 2004, as amended (the "Wynn Starr Agreement"). Under the terms of this agreement, including amendments, the Company has granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. Wynn Starr is also responsible for taking the pHarlo concentrate provided by the Company and blending it with liquids to create the finished product that is ultimately distributed by Wynn Starr. In return for this license, Wynn Starr has agreed to pay the Company a royalty of $70.00 per gallon on all net sales (as defined in the Wynn Starr Agreement) sold by Wynn Starr for which payment is received from customers. The Company is currently renegotiating the royalty payments associated with the Wynn Starr Agreement. Under the Wynn Starr Agreement, if the price for the pHarlo concentrate exceeds a certain threshold amount per gallon, then Wynn Starr was obligated to make certain royalty payments to pHarlo IP. Steven Zavagli, one of the Company’s directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Additionally, to the extent that the amount of any royalties actually paid to pHarlo IP by Wynn Starr under the Wynn Starr Agreement exceeds the R&D fees paid by the Company to pHarlo IP, pHarlo IP has agreed to pay over to the Company one-third of the amount by which such royalties exceed the R&D fees. In the event that pHarlo IP ceases to receive royalty payments in respect of sales by Wynn Starr of certain products based on technology licensed by pHarlo IP to the Company, the Company is obligated to make cash payments to pHarlo IP equal to the royalties pHarlo IP is entitled to receive under the Wynn Starr Agreement with respect to such sales that are not subject to repayment to the Company.

On December 7, 2004, the Company entered into an agreement to purchase exclusive rights of first refusal to applications of the pHarlo technology from Richard J. Kirby, a developer who had previous purchased the rights on July 19, 2002. Under the terms of the consulting agreement, Mr. Kirby assigned and granted all his rights, titles and interests in his license agreements with pHarlo to Tasker for which Tasker agree to pay Mr. Kirby one half of one percent (0.5%) of net revenues, generated from products using the pHarlo technology, in an amount not to exceed $400,000 in any one calendar year. The agreement continues until the termination of or expiration of pHarlo Citrus’ patent to the licensed technology. The Company recorded prepaid expenses towards this agreement in the amounts of $45,000 and $45,000 for 2005 and 2004, respectively.

In January 2005, the Company entered into a three year employment agreement with Mr. Appleby to serve as our Chief Executive Officer. Under the terms of this agreement, as amended in May and August of 2005, Mr. Appleby (a) will earn a base salary of $25,000 per month, modified annually, and increased to $27,083 per month after certain Company growth objectives are met, (b) at the discretion of the Board, upon the recommendation of the Compensation Committee, will be awarded an annual bonus, (c) was granted in August 2004, a non-qualified stock option to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.25 per share, subject to certain vesting provisions, and (d) receives other benefits.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2005, Robert Appleby and the Company entered into a Separation Agreement and General Release in connection with Mr. Appleby’s resignation as the Company’s Chief Executive Officer. Pursuant to the Separation Agreement and General Release, the Company has agreed to pay Mr. Appleby a severance package of approximately $50,000. In addition, the Company agreed that the exercise period for Mr. Appleby’s vested options to purchase 1,611,111 shares of the Company’s common stock would be reduced from 10 years from the grant date to 5 years from the grant date.

In January 2005, the Company entered into a three year employment agreement with Mr. Burns to serve as our Chief Operating Officer and Executive Vice President. Under the terms of this agreement, as amended in May and August of 2005, Mr. Burns (a) will earn a base salary of $25,000 per month, modified annually, and increased to $27,083 per month after certain Company growth objectives are met, (b) at the discretion of the Board, upon the recommendation of the Compensation Committee, will be awarded an annual bonus, (c) was granted in August 2004, a non-qualified stock option to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.25 per share, subject to certain vesting provisions, and (d) receives other benefits. On December 19, 2005, Mr. James Burns and the Company agreed to reduce his base annual salary from $325,000 per year (as provided for in his employment agreement) to $200,000 per year. Mr. Burns’s title has also changed from Chief Operating Officer to Executive Vice President—Business Development. He remains a member of the Company’s Board of Directors.

On November 14, 2004, the Company entered into a three year employment agreement with Robert D. Jenkins to serve as our Chief Financial Officer. Under the terms of this agreement, as amended in May 2005, Mr. Jenkins (a) is paid a monthly salary of $16,667, modified annually and increased to $20,833 per month after our Company achieves a certain level of annual sales, (b) is eligible to participate in our Company’s Management Incentive Program, (c) was granted a non-qualified stock option to purchase up to 1,000,000 shares of our common stock at an exercise price of $1.45 per share, subject to certain vesting provisions, and (d) receives other benefits.

On February 8, 2006, Robert D. Jenkins and the Company entered into a Separation Agreement and General Release in connection with Mr. Jenkins’s resignation as the Company’s Chief Financial Officer. Pursuant to the Separation Agreement and General Release, the Company has agreed to continue to pay Mr. Jenkins at his current annual base salary rate of $200,000 through June 28, 2006. Mr. Jenkins will also continue to be eligible to participate in the Company’s medical and dental plans until August 31, 2006, with the Company continuing to pay eighty percent (80%) of the premium for such coverage. In addition, the Company agreed that the exercise period for Mr. Jenkins’s options to purchase 1,000,000 shares of the Company’s common stock would be reduced from 10 years from the grant date to 5 years from the grant date.

On October 26, 2005, a civil action captioned "The BOC Group, Inc. v. Tasker Capital Corp., Randy Cable, and Shaun Porter" was filed in the United States District Court for the District of Connecticut.  In the complaint, The BOC Group alleges that Mr. Porter and Mr. Cable, employees of the Company, have breached certain restrictive covenants contained in their employment agreements with The BOC Group, and that the Company tortuously interfered with The BOC Group’s agreements with Mr. Porter and Mr. Cable. The BOC Group also claims that the Company, Mr. Porter and Mr. Cable violated Connecticut’s statutes governing trade secrets and unfair trade practices. The BOC Group seeks unspecified monetary damages. The Company believes that the complaint is without merit and plans to vigorously defend itself against such action. In the opinion of the Company’s management, based, in part, upon advice from its counsel handling the litigation and proceedings, adverse outcomes, if any, will not have a material effect on the Company’s consolidated financial condition or results of operations.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 5, 2006, a civil action captioned “Robert L. Mandell, D.M.D., and Anthony M. Broschetti, D.M.D v. Tasker Capital Corporation, Arthur P. Bergeron and Richard J. Kirby” was filed in the Middlesex Superior Court in Massachusetts. In the complaint, the plaintiffs allege that the Company, its former President, Mr. Bergeron, and its alleged former agent, Mr. Kirby, breached an agreement to pay for a study regarding the Company’s Breath Rephresh product. The plaintiffs seek recovery of $100,000 in connection with the breach of contract claim. The Company believes that the complaint is without merit and plans to vigorously defend itself against such action. In the opinion of the Company’s management, based, in part, upon advice from its counsel handling the litigation and proceedings, adverse outcomes, if any, will not have a material effect on the Company’s consolidated financial condition or results of operations.

On January 17, 2006, the Company received correspondence from Provco Ventures I, LP (“Provco”), an investor in the Company’s September 2005 private placement (the “September 2005 Private Placement”). Provco alleges potential securities law claims in connection with the September 2005 Private Placement. As of March 27, 2006, no legal proceeding has been commenced by Provco or any other party regarding the September 2005 Private Placement. The Company believes that the allegations contained in the letter are without merit and plans to vigorously defend itself against any such action. In the opinion of the Company’s management, based, in part, upon advice from its counsel handling this matter, adverse outcomes, if any, will not have a material effect on the Company’s consolidated financial condition or results of operations.

On January 18, 2006, a civil action captioned “Dallas XXIX Corporate Square, L.P., v. Coast to Coast Laboratories and Tasker Capital Corp.” was filed in the Circuit Court of Pinellas County, Florida. The plaintiff alleges that Coast to Coast Laboratories Corp., a wholly owned subsidiary of the Company, has breached a lease agreement and that the Company has breached a guaranty. The plaintiff seeks recovery of monetary damages of approximately $55,000. The Company intends to vigorously defend itself against such action. In the opinion of the Company’s management, based, in part, upon advice from its counsel handling the litigation and proceedings, adverse outcomes, if any, will not have a material effect on the Company’s consolidated financial condition or results of operations.

15. EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain of its executives, which provide for annual compensation plus, in most cases, stock options, participation in future benefit programs and other benefits. As of December 31, 2005, approximate future minimum annual compensation under these employment agreements, is as follows:

2006	$990,000
2007	882,500
2008	112,500

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to December 31, 2005, the Company terminated employment agreements with some of its executives and entered into new employment agreements with its current executive management (Note 19a). The revised approximate future minimum annual compensation under these employment agreements, including the new and terminated agreements for 2006, 2007, 2008 and 2009 is $1,346,000, $1,128,000, $718,000 and $59,000, respectively.

16. OPERATING LEASE

On April 19, 2005, the Company entered into a five year lease effective May 1, 2005 to lease executive office space at Corporate Center, 39 Old Ridgebury Road-Suite 14, Danbury, CT 06817 at an annual base rent of $173,660, subject to modest annual increases thereafter. On May 1, 2005, the Company relocated to this address.

As part of the 2005 Acquisition, the Company assumed a 5 year lease for manufacturing, warehousing and office space in Conroe, Texas at an annual base rent of $114,000.

Future aggregate minimum annual rental payments under these lease for the next five years is shown in the schedule below. The schedule below also includes lease expenses for several leased vehicles. The annual lease expense for these vehicles is approximately $66,000, $63,000, $13,000 and $2,000 for the years ended December 31, 2006, 2007, 2008 and 2009, respectively.

Future Minimum Lease payments

2006	$387,114
2007	384,953
2008	328,134
2009	274,540
2010	62,228

Total	$1,436,969

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $340,034, $56,927 and $30,000, respectively.

17. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, the Company incurred approximately $353,000 in expenses to certain members of the Company’s Board of Directors excluding fees payable for board service. One Board member received approximately $151,000 for the production of inventory for the Company, $125,000 in consulting and $35,000 as rent for a laboratory facility (also see Note 14 for further discussion on related parties). The Company also incurred consulting expenses of approximately $42,000 from another Board member.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes related party transactions during the years ended December 31, 2005 and 2003 and the period of inception, May 13, 1996, to December 31, 2005. There were no payments to related parties in 2004:

	2005	2003	Since Inception

Remuneration paid and payable to a director	$318,000	$39,040	$380,550

Management fees paid to directors	$-	$-	$123,892

Rent reimbursed to a director	$35,000	$30,000	$80,343

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2005	June 30, 2005	September 30, 2005 (1)	December 31, 2005
Revenues	$61	$244	$1,128	$(728)
Gross profit	36	160	800	(1,598)
Net (loss)	(3,284)	(3,713)	(4,208)	(7,063)
Net (loss) per share-basic
and dilutive	$(0.06)	$(0.06)	$(0.05)	$(0.08)

	Quarter Ended
	March 31, 2004	June 30, 2004 (2)	September 30, 2004 (2)	December 31, 2004
Revenues	$-	$-	$-	$-
Gross profit	-	-	-	-
Net (loss)	(258)	(1,763)	(2,553)	(1,497)
Net (loss) per share-basic
and dilutive	$(0.02)	$(0.11)	$(0.11)	$(0.06)

(1) As reported on Form 8-K/A on January 20, 2006, the Company announced on December 7, 2005, that it had initiated an internal investigation of its accounts receivable and revenues for the quarter ended September 30, 2005. The Company originally reported revenues for the three month and nine month periods ended September 30, 2005 of $1,446,285 and $1,751,553, respectively in its quarterly report on Form 10-QSB for the quarter ended September 30, 2005, filed with the SEC on November 14, 2005 (the “Form 10-QSB”). The Company also reported accounts receivable, net as of September 30, 2005 of $1,469,723. As a result of the investigation, the Company discovered that certain sales recognized as revenues and booked as accounts receivable were mischaracterized. The accounting issues relate solely to sales of the Company’s Unifresh® Footbath product, a product the Company acquired in the 2005 Acquisition. The Company’s investigation found no accounting issues associated with the revenues reported with respect to sales of its Close Call™ product.

During its investigation, the Company discovered that revenues for the three and nine months ended September 30, 2005, and the period from inception to September 30, 2005 should have been $1,128,125, $1,433,393, and $1,433,393, respectively, a reduction of $318,160 for each such period as compared to the numbers as reported in the Form 10-QSB.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net loss for the three and nine months ended September 30, 2005 should have been $4,208,198 and $11,205,184, respectively, an increase of $258,341, respectively to the numbers as reported in the Form 10-QSB. Net Loss for the period from inception to September 30, 2005 should have been $19,002,453, also an increase of $258,341 to the numbers as reported in the Form 10-QSB.

Net loss per Common Share for the three and nine months ended September 30, 2005 remained the same as the numbers reported in the Form 10-QSB at $0.05 and $0.16, respectively. Net loss per Common Share for the period since inception to September 30, 2005 should have been $1.13, an increase of $0.02.

Accounts receivable, net, total current assets and total assets at September 30, 2005 should have been $1,126,563, $10,983,997 and $76,139,252, respectively, a reduction of $343,160, $258,341 and $258,341, respectively to the numbers as reported in the Form 10-QSB. The amounts included in the table above reflect the amounts that should have been reported in the Form 10-QSB.

(2) The Quarterly Reports on Form 10-QSB for the periods ended June 30, 2004 and September 30, 2004 were restated to reflect the following adjustments to income: (1) a stock based compensation charge for “in the money” options issued to employees, (2) the recognition of value allocated to warrants and an embedded conversion feature associated with convertible debentures issued in April 2004 and July 2004 (an increase of the debt discount) and the immediate amortization of such discount as a result of the Company’s violation of certain covenants of the April 2004 and July 2004 convertible debentures and (3) a compensation charge to reflect the market value of common stock issued to consultants for services rendered. A full description of the restatement can be found in the Notes to the Unaudited Consolidated Financial Statements for the periods ended June 30, 2004 and September 30, 2004 filed on Form 10-QSB/A on September 30, 2005. The aggregate effect of this restatement had no impact on the December 31, 2004 Audited Consolidated Financial Statements of the Company as reported in its Form 10-KSB filed April 16, 2005. The amounts included in the table above reflect the restated amounts.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SUBSEQUENT EVENTS

(a) Employment agreements:

On January 26, 2006, effective on the closing of the January 2006 private placement, the Board of Directors of the Company appointed Richard D. Falcone as President and Chief Executive Officer of the Company. On February 9, 2006, the Company entered into an employment agreement with Mr. Falcone. The principal terms of the employment agreement are as follows: (i) Mr. Falcone’s base salary is $275,000 per year; (ii) any bonus payments made to Mr. Falcone will be at the discretion of the Board; (iii) Mr. Falcone is eligible to participate in the Company’s existing benefit plans; and (iv) Mr. Falcone has use of a Company car. In addition, the Company has agreed to provide Mr. Falcone with disability benefits, and has agreed to reimburse Mr. Falcone for health insurance coverage if the Company terminates its group health insurance plan. The employment agreement has a term of three years, with provision for automatic renewal for successive three year terms. If Mr. Falcone is terminated by the Company for any reason other than cause, as defined in his employment agreement, if he should resign for a good reason, as defined in his employment agreement and which includes a change in control of the Company, or if the Company should not renew his employment agreement after the expiration of the term, Mr. Falcone is entitled to severance. The severance payable to Mr. Falcone is dependant on how long he has been employed at the Company, beginning with twenty-four months of base salary (and any bonus to which he would have been entitled during such period) payable upon termination immediately after execution of his employment agreement, decreasing by one month for each month he remains employed at the Company, but subject to a minimum severance of twelve months of base salary. The obligation to pay severance is conditioned upon Mr. Falcone’s execution of a mutually agreeable release of claims against the Company. The Board also granted Mr. Falcone 2,200,000 stock options with an exercise price of $1.00 per share. The options have a ten year term, less one day. Twenty-five percent (25%) of the options vested immediately, and the remainder vest in equal monthly installments over the two-year period from the date of grant. If Mr. Falcone is terminated by the Company other than for cause, if Mr. Falcone resigns for good reason, or if termination is caused by Mr. Falcone’s death, the options will continue to vest; otherwise, vesting of the options ceases upon Mr. Falcone’s termination. In addition, if the Company undergoes a change in control, as defined in his employment agreement, the stock options granted above will fully vest upon the change in control.

On January 26, 2006, the Company approved a new consulting arrangement with Mr. Gordon Davis, the Company’s Chairman of the Board of Directors. On February 9, 2006, the Company entered into a consulting agreement with Mr. Davis with an effective date of February 2, 2006. The principal terms of the consulting agreement are as follows: (i) Mr. Davis’s consulting fee is $120,000 per year; and (ii) Mr. Davis has use of a company car for company business. The consulting agreement has a term of three years, with provision for automatic renewal for successive one year terms. If Mr. Davis is terminated for any reason other than by the Company for cause, as defined in his consulting agreement, including if the consulting agreement is not renewed by the Company, he will be entitled to termination payments. If Mr. Davis’s termination is caused by his death or disability, then the termination fee is equal to $120,000. If the Company terminates Mr. Davis for any reason other than for cause, if Mr. Davis terminates the agreement for good reason, or if the Company does not renew the consulting agreement, then Mr. Davis’s termination fee is dependant on when the termination takes place. If the termination occurs prior to the one year anniversary of the effective date, then Mr. Davis is entitled to the $120,000 annual consulting fee for the remainder of the term of the consulting agreement. If the termination occurs after the one year anniversary of the effective date, Mr. Davis is entitled to the consulting fee then in effect for a period of one year following termination. The obligation to pay the termination fee is conditioned upon Mr. Davis’s execution of a release of claims against the Company. Mr. Davis will continue to receive remuneration for service on the Board of Directors. The Board also granted Mr. Davis 1,750,000 stock options with an exercise price of $1.00 per share. The options have a ten year term, less one day. Twenty-five percent (25%) of the options vested immediately, and the remainder vest in equal monthly installments over the two-year period from the date of grant. If Mr. Davis is terminated by the Company other than for cause, if Mr. Davis terminates for good reason, or if termination is caused by Mr. Davis’s death or disability, or non-renewal of the agreement by the Company, the options will continue to vest, otherwise, vesting of the options ceases upon Mr. Davis’s termination as a consultant. In addition, if the Company undergoes a change in control, as defined in the consulting agreement, the stock options granted above will fully vest upon the change in control.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 8, 2006, the Company appointed Stathis Kouninis as Chief Financial Officer. On February 13, 2006 the Company entered into an employment agreement with Mr. Kouninis. The principal terms of the employment agreement are as follows: (i) Mr. Kouninis will be paid a base salary of $165,000 per year; (ii) any bonus payment made to Mr. Kouninis will be at the discretion of the Board; and (iii) Mr. Kouninis will be eligible to participate in the Company’s existing benefit plans. In addition, the employment agreement will have a term of three years with provision for automatic renewal for successive one year terms. If Mr. Kouninis is terminated by the Company for any reason other than cause, as defined in his employment agreement, or if he should resign for good reason, as defined in his employment agreement, Mr. Kouninis will be entitled to receive, for a period of six months following termination, his base salary at the rate in effect on the date of termination. The obligation to pay severance is conditioned upon Mr. Kouninis’ execution of a mutually agreeable release of claims against the Company. The Company also granted Mr. Kouninis stock options to purchase 450,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The options have a ten year term, less one day. Twenty five percent (25%) of the options vested on the date of grant, and the remainder will vest in equal monthly installments over the two-year period from the date of grant, provided that Mr. Kouninis remains employed by the Company. If the Company undergoes a change in control, as defined in his employment agreement, the stock options granted above will fully vest upon the change in control.

On February 8, 2006, the Company entered into an employment agreement with Michael Bradley to serve as its Controller. The principal terms of the employment agreement are as follows: (i) Mr. Bradley will be paid a base salary of $140,000 per year; (ii) any bonus payment made to Mr. Bradley will be at the discretion of the CEO; (iii) an automobile allowance in the amount of $7,800 per annum and (iv) Mr. Bradley will be eligible to participate in the Company’s existing benefit plans. In addition, the employment agreement will have a term of three years with provision for automatic renewal for successive one year terms. If Mr. Bradley is terminated by the Company for any reason other than cause, as defined in his employment agreement, or if he should resign for good reason, as defined in his employment agreement, Mr. Bradley will be entitled to receive, for a period of six months following termination, his base salary at the rate in effect on the date of termination. The obligation to pay severance is conditioned upon Mr. Bradley’s execution of a mutually agreeable release of claims against the Company. The Company also granted Mr. Bradley stock options to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The options have a ten year term, less one day. Twenty five percent (25%) of the options vested on the date of grant, and the remainder will vest in equal monthly installments over the two-year period from the date of grant, provided that Mr. Bradley remains employed by the Company. If the Company undergoes a change in control, as defined in his employment agreement, the stock options granted above will fully vest upon the change in control.

(b) Equity Financing:

On January 26, 2006, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with accredited investors pursuant to which the Company sold 13,335,925 units consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.00 per share for $0.70 per unit. Emerging Growth Equities, Ltd., a Pennsylvania limited partnership, served as placement agent for the transaction. The gross proceeds to the Company at the closing of this private placement, exclusive of the exercise price of the warrants, were $9,335,148.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The warrants also include a cashless exercise provision pursuant to which the warrants may be exercised without payment in cash to the Company of the exercise price in the event that, at any time after one year from the date of the issuance of the warrant, there is no effective registration statement registering the resale of the shares of common stock underlying the warrants.

Pursuant to the Purchase Agreement, the Company agreed to several covenants, including the following: (i) the Company has agreed to take all actions necessary, including the preparation of proxy materials and solicitation of the Company’s shareholders, to seek shareholder approval to increase the size of the existing Board of Directors of the Company from five to seven members; (ii) the Company has agreed to update, if necessary, and as soon as reasonably practicable, certain prospectuses filed with the Securities and Exchange Commission; (iii) the Company has agreed to take all action necessary to appoint an individual selected by the purchasers holding a majority of the units purchased in this private placement, and reasonably agreeable to the Company’s existing Board of Directors, to fill the current vacancy on the Company’s Board of Directors, to appoint such person to serve on the Compensation Committee and, if qualified, the Audit Committee, and to take all actions necessary to ensure that such person will be included on the Company’s slate of Board nominees submitted for a shareholder vote at the Company’s next scheduled annual meeting of shareholders; and (iv) the Company has agreed to permit the purchasers in this private placement to designate a person to attend and observe (in person or telephonically) presentations to and matters before the Company’s Board, provided that such observer will remove himself or herself prior to any Board vote or taking of formal Board action, if such removal is requested by the Board.

On January 26, 2006, the Company also entered into an Escrow Agreement (the “Escrow Agreement”), pursuant to which the subscription amounts from each purchaser were placed into escrow pending release upon the happening of certain specified conditions. All of these conditions were either met or waived at the closing that occurred on January 26, 2006. The escrow conditions included not only the agreements by the Company set forth above, but also several additional covenants including the following: (i) the Company has agreed to use no more that $500,000 of the proceeds raised in the January 2006 private placement as payment for the Company’s past due payables existing as of December 31, 2005; (ii) the Company had to obtain a waiver of claims for liquidated damages relating to the Company’s September 2005 private placement of securities from shareholders representing at least a majority of all outstanding securities issued in connection with the September 2005 private placement, and the Company had to reprice the warrants issued to shareholders providing the waiver such that the exercise price of the warrants issued in connection with the September 2005 private placement was reduced from $3.00 to $1.00; and (iii) all of the current members of the Company’s Board, with the exception of the Board member selected by the purchasers, had to subscribe for, in the aggregate, at least $150,000 worth of common stock and warrants being sold in the private placement.

In addition to the Purchase Agreement and the Escrow Agreement, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company is required to file a registration statement covering the resale of the shares of common stock purchased pursuant to the Purchase Agreement and the shares of common stock receivable upon exercise of the warrants within 90 days after the closing of the private placement, and to have that registration statement declared effective within six months after the filing of the registration statement. The Company is also obligated to use its best efforts to respond to any comments of the SEC within fifteen calendar days of the receipt of comments. The Company is required to pay liquidated damages if the registration statement has not been filed or declared effective on or prior to the applicable deadline specified above, or if the Company fails to use best efforts to respond to SEC comments within fifteen calendar days. The Registration Rights Agreement requires the Company to pay the liquidated damages in additional common stock and warrants.

TASKER CAPITAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has covenanted to use the net proceeds from the January 2006 private placement for working capital purposes, including poultry processing, seafood processing, Unifresh® Footbath concentrate, and Unifresh® Pen Spray concentrate and other products and/or businesses the Company deems necessary, and not for the satisfaction of any portion of the Company’s past due payables outstanding as of December 31, 2005 (other than payment of past due payables outstanding as of December 31, 2005 in an amount not to exceed $500,000), to redeem any Company equity or equity-equivalent securities or to settle any outstanding litigation.

As compensation for acting as placement agent, Emerging Growth Equities, Ltd. received a cash payment equal to 6% of the gross proceeds from the private placement, and also received a warrant exercisable for shares of the Company’s common stock in an amount equal to 6% of the gross proceeds from the sale of the shares and warrants divided by $0.70. The warrant to Emerging Growth Equities has an exercise price equal to $1.00 and is exercisable immediately for a term of five years.

Waivers of Liquidated Damages:

In connection with the private placement described above, the Company also obtained waivers of all claims for liquidated damages relating to the inability of the Company to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the Registration Rights Agreement. The Company received these waivers from shareholders representing more than a majority of all outstanding securities issued in connection with the September 2005 private placement. In consideration for obtaining the waiver, the Company repriced the warrants issued to shareholders providing the waiver such that the exercise price of the warrants issued in connection with the September 2005 private placement was reduced from $3.00 to $1.00. The Company also agreed to have the registration statement covering resale of the securities purchased in the September 2005 private placement declared effective by May 13, 2006.

(c) Common stock issuances:

Through March 9, 2006, the Company issued an additional 15.6 million common shares in connection with the following:

January 2006 private placement	13,335,925
Debenture conversions	2,095,000
Option exercises	175,000

15,605,925

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER CAPITAL CORP.

Date: March 31, 2006	By:	/s/ Stathis Kouninis
Stathis Kouninis
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Falcone and Stathis Kouninis, and each of them individually, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each such attorney-in-fact and agent, or his substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, to all intents and purposes and as fully as he might or could do in person, hereby ratifying and confirming all that each such attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

By:	/s/ Gordon Davis
Gordon Davis, Chairman of the Board

By:	/s/ Richard Falcone
Richard Falcone, President, Chief Executive Officer (Principal Executive Officer) and Director

By:	/s/ Stathis Kouninis
Stathis Kouninis, Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Albert Canosa
Albert Canosa, Director

By:	/s/ Steven Zavagli
Steven Zavagli, Director

Date: March 31, 2006

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1
Asset Purchase Agreement by and among Tasker Capital Corp. and Tasker Products IP Holdings Corp. (as “Buyers”) and Indian River Labs, L.L.C., pHarlo Citrus Technologies, Inc., pHarlo Citrus Properties Partnership, LLLP and Coast to Coast Laboratories, LLC (as “Sellers”) dated July 15, 2005 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 21, 2005)

3.1	Articles of Incorporation of Tasker Capital Corp, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed August 30, 2005)

3.2	By-Laws of Tasker Capital Corp. (incorporated by reference to Exhibit 2.2 to the Registration Statement of the Registrant on Form 10-SB filed with the SEC on November 27, 2000)

4.1	Cummins Lock-Up Agreement dated July 15, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on July 21, 2005)

4.2	Creasey Lock-Up Agreement dated July 15, 2005 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on July 21, 2005)

4.3	Dickinson Lock-Up Agreement dated July 15, 2005 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on July 21, 2005)

4.4	Smith Lock-Up Agreement dated July 15, 2005 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K filed on July 21, 2005)

4.5	Form of Warrant from the September 2005 Private Placement (incorporated by reference to Exhibit 4.01 to the Registrant’s Form 8-K filed on September 26, 2005)

5.1	Opinion of Hale Lane (incorporated by reference to Exhibit 23.3 to the Registrant’s Registration Statement on Amendment 1 on Form SB-2 filed October 27, 2005)

10.1	April 5, 2004 Non-qualified Stock Option Grant Agreement with Robert Appleby (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.2	April 5, 2004 Non-qualified Stock Option Grant Agreement with James Burns (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.3	May 11, 2004 Non-qualified Stock Option Grant Agreement with Robert Appleby (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.4	May 11, 2004 Non-qualified Stock Option Grant Agreement with James Burns (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.5	May 31, 2004 Employee Non-Statutory Stock Option Agreement with Barbara Longchamp (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.6	May 31, 2004 Employee Non-Statutory Stock Option Agreement with Gordon Davis (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.7	August 25, 2004 Employee Non-Statutory Stock Option Agreement with Robert Appleby (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.8	August 25, 2004 Employee Non-Statutory Stock Option Agreement with James Burns (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.9	January 1, 2005 Executive Employment Agreement with Robert P. Appleby (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-KSB filed on April 15, 2005)
10.10	January 1, 2005 Executive Employment Agreement with James Burns (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-KSB filed on April 15, 2005)
10.11	November 1, 2004 Executive Employment Agreement with Dennis Smithyman (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB filed on April 15, 2005)

EXHIBIT INDEX

10.12	November 15, 2004 Executive Employment Agreement with James Collins (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.13	November 15, 2004 Executive Employment Agreement with Robert D. Jenkins (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.14
Securities Purchase Agreement dated as of April 30, 2004, Registration Rights Agreement dated as of April 30, 2004, Form of Common Stock Purchase Warrant and Form of 7% Convertible Debenture for the April 2004 private placement (incorporated by reference to Exhibits 4.1, 4.2, 4.3 and 4.4 to the Registrant’s Form 8-K filed on May 5, 2004)

10.15
Securities Purchase Agreement dated as of July 21, 2004, Registration Rights Agreement dated as of July 21, 2004, Form of Common Stock Purchase Warrant and Form of Convertible Debenture for the July 2004 private placement (incorporated by reference to Exhibits 4.1, 4.2, 4.3 and 4.4 to the Registrant’s Form 8-K filed on July 22, 2004)

10.16
Securities Purchase Agreement dated as of December 23, 3004, Registration Rights Agreement dated as of December 23, 2004, and Warrant issued to Emerging Growth Equities, LTD. for the December 2004 private placement (Equity financing that closed on 12/29/04) (incorporated by reference to Exhibits 4.1, 4.2 and 4.3 to the Registrant’s Form 8-K filed on January 5, 2005)

10.17
Exclusive Field of Use License Agreement with pHarlo Citrus Technologies, Inc. dated September 20, 2004 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.18
Exclusive Field of Use License Agreement with pHarlo Citrus Technologies, Inc. dated September 16, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.19
Exclusive Field of Use License Agreement & Product Sale Agreement between Wynn Starr Special Products LLC and Tasker Capital Corp. dated September 16, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.20	Promissory note with pHarlo Citrus Technologies dated November 28, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-KSB filed on April 15, 2005).

10.21	Promissory note with pHarlo Citrus Technologies dated November 12, 2004 (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.22	Promissory note with pHarlo Citrus Properties Partnership LLLP dated December 15, 2004 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.23	Promissory note with pHarlo Citrus Properties Partnership LLLP dated December 30, 2004 (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.24	January 10, 2004 Consulting Agreement with Thomas Brazil (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.25	January 20, 2004 Consulting Agreement with Stuart McPherson (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.26	May, 2004 Consulting Agreement with Arthur Bergeron (incorporated by reference to Exhibit 10.26 to the Registrants Form 10-KSB filed on April 15, 2005)

10.27	August, 2004 Consulting Agreement with Wall Street Investor Relations (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.28	December 7, 2004 Settlement Agreement with Richard J. Kirby (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.29	December 27, 2004 Consulting Agreement with Avanti HR Placement & Consulting (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.30	Promissory note by Barry Cummins to Tasker Capital Corp., dated January 10, 2005 (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.31	Promissory note by David Creasey to Tasker Capital Corp., dated January 3, 2005 (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-QSB filed on May 16, 2005)

EXHIBIT INDEX

10.32	Promissory note by David Creasey to Tasker Capital Corp., dated March 1, 2005 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.33	Promissory note by David Dickinson to Tasker Capital Corp., dated January 10, 2005 (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.34	Promissory note by David Dickinson to Tasker Capital Corp., dated March 4, 2005 (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.35
Loan Agreement by and between pHarlo Citrus Properties Partnership, LLLP and Tasker Capital Corp., dated January 20, 2005 (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.36
Loan Agreement by and between pHarlo Citrus Properties Partnership, LLLP and Tasker Capital Corp., dated February 15, 2005 (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.37
Loan Agreement by and between pHarlo Citrus Properties Partnership, LLLP and Tasker Capital Corp., dated March 7, 2005 (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.38
Loan Agreement by and between pHarlo Citrus Properties Partnership, LLLP and Tasker Capital Corp., dated March 31, 2005 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.39	Loan Agreement by and between Coast to Coast and Tasker Capital Corp., dated March 3, 2005 (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.40	Promissory Note by David Creasey to Tasker Capital Corp., dated March 28, 2005 (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.41
February 3, 2005 sale of promissory note by Philip Georgas to Tasker Capital Corp. in the sum of $49,950 plus interest and services for 32,272 restricted common shares at US $1.65 share (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.42	Employment agreement between Tasker Capital Corp. and Mr. Richard Weiner dated April 12, 2005 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.43
Amendment No. 1 to Executive Employment Agreement, dated May 16, 2005, between Tasker Capital Corp. and Robert P. Appleby (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.44
Amendment No. 1 to Executive Employment Agreement, dated May 16, 2005, between Tasker Capital Corp. and James Burns (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.45
Amendment No. 1 to Executive Employment Agreement, dated May 16, 2005, between Tasker Capital Corp. and Robert D. Jenkins (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.46
Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and Tasker Capital Corp., dated April 20, 2005 (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.47
Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and Tasker Capital Corp., dated May 19, 2005 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.48
Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and Tasker Capital Corp., dated June 14, 2005 (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.49
Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and Tasker Capital Corp., dated July 6, 2005 (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.50
Loan Agreement by and between Coast to Coast Laboratories LLC and Tasker Capital Corp., dated May 25, 2005 (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.51
Loan Agreement by and between Coast to Coast Laboratories LLC and Tasker Capital Corp., dated June 29, 2005 (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.52
Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp., dated May 11, 2005 (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-QSB filed on August 15, 2005)

EXHIBIT INDEX

10.53
Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp., dated May 27, 2005 (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.54
Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp., dated June 2, 2005 (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.55
Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp., dated June 14, 2005 (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.56
Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp., dated June 27, 2005 (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.57
Loan Agreement by and between Pharlo Citrus Technologies and Tasker Capital Corp., dated July 12, 2005 (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.58	Loan Agreement by and between Indian River Labs and Tasker Capital Corp., dated June 29, 2005 (incorporated by reference to Exhibit 10.58 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.59
Stock Purchase Agreement between Electric Aquagenics Unlimited, Inc. and Tasker Capital Corp., dated April 22, 2005 (incorporated by reference to Exhibit 10.59 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.60
Amendment No. 2 to Executive Employment Agreement, dated August 10, 2005, between Tasker Capital Corp. and Robert P. Appleby (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.61
Amendment No. 2 to Executive Employment Agreement, dated August 10, 2005, between Tasker Capital Corp. and James Burns (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.62
Patent Technology Sublicense Agreement made as of July 15, 2005 by and among pHarlo IP, LLC, Tasker Capital Corp. and Tasker Products IP Holdings Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on July 21, 2005)

10.63	Promissory Note executed by Tasker Capital Corp. to Indian River Labs, L.L.C. dated July 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 21, 2005)

10.64
Securities Purchase Agreement, dated as of September 21, 2005, by and among Tasker Capital Corp. and the Purchaser parties thereto (incorporated by reference to Exhibit 10.01 to the Registrant’s Form 8-K filed on September 26, 2005)

10.65
Registration Rights Agreement, dated as of September 21, 2005, by and among Tasker Capital Corp. and the Purchaser parties thereto (incorporated by reference to Exhibit 10.02 to the Registrant’s Form 8-K filed on September 26, 2005)

10.66
Amendment to Exclusive Field of Use License Agreement and Product Sale Agreement by and between Tasker Capital Corp., Wynn Starr Special Products, LLC, Pharlo Citrus Technologies, Inc., and Indian River Labs, LLC, retroactively effective to March 18, 2005 (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-QSB filed on November 14, 2005).

10.67*	Settlement Agreement and General Lease, dated December 23, 2005, between Tasker Capital Corp. and Robert P. Appleby

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form SB-2 filed on August 30, 2005)

23.1*	Consent of Rothstein, Kass & Company, P.C.

23.2*	Consent of Morgan and Company

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

* Filed herewith.