Form 10-Q
period 2006-03-31
TASKER CAPITAL CORP
filed 2006-05-15
CIK 1084557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________to_______________

Commission file number 00-32019

TASKER CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	88-0426048
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

39 Old Ridgebury Road-Suite 14, Danbury, CT 06810-5116

(Address of principal executive offices)

(203) 730-4350

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 5, 2006 was 104,921,861.

TASKER CAPITAL CORP.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

TASKER CAPITAL CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$3,531,409	$1,037,250
Marketable securities	3,450,000	—
Accounts receivable, net of allowance for doubtful accounts of $50,518 and $79,500 as of March 31, 2006 and December 31, 2005, respectively	78,963	155,189
Notes receivable	663,333	653,958
Inventories, net of reserve of $20,666 and $74,675 as of March 31, 2006 and December 31, 2005, respectively	1,327,212	1,350,963
Prepaid expenses & other current assets	184,591	191,227
Total current assets	9,235,508	3,388,587

Property and equipment, net	1,444,670	1,525,142
Investment in equity investee	659,700	664,737
Intangible assets, net	21,050,814	21,562,292
Goodwill	41,677,180	41,677,180
Deposit, net	36,081	36,081
Total assets	$74,103,954	$68,854,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Convertible debentures	$—	$194,000
Accounts payable	1,527,111	1,740,245
Notes payable - acquisition of IRL	445,840	445,840
Other accrued liabilities	1,752,007	1,611,587
Total current liabilities	3,724,958	3,991,672

Long-term liabilities:
Notes payable - shareholders	451,104	443,790
Notes payable - acquisition of IRL	817,373	1,077,447
Other long term liabilities	50,053	52,686
Total long-term liabilities	1,318,530	1,573,923

Stockholders' equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 104,773,020 and 89,167,095 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	104,773	89,167
Additional paid-in capital	99,946,927	89,265,154
Accumulated deficit	(30,991,235)	(26,065,897)
Total stockholders' equity	69,060,465	63,288,424
Total liabilities and stockholders' equity	$74,103,954	$68,854,019

See accompanying notes

TASKER CAPITAL CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
	2006	2005

Revenues	$220,636	$60,875
Cost of goods sold	67,690	25,162
Gross margin	152,946	35,713

Expenses
Selling, general & administrative	4,082,153	2,899,716
Product development	375,318	340,505
Depreciation and amortization	574,399	12,034
Total expenses	5,031,870	3,252,255

Loss from operations	(4,878,924)	(3,216,542)

Other income (expense):
Interest income	38,609	46,251
Interest expense	(27,169)	(113,608)
Liquidated damages	(86,954)	—
Loss on disposal of vehicle	(50,387)	—
Other	79,487	—
Total other expense, net	(46,414)	(67,357)

Net loss	$(4,925,338)	$(3,283,899)

Net loss per common share, basic and diluted	$(0.05)	$(0.06)

See accompanying notes

TASKER CAPITAL CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(4,925,338)	$(3,283,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	574,399	12,034
Noncash interest- liquidating damages	86,954	—
Noncash interest- interest payable on convertible debentures	13,696	—
Noncash- loss on disposal of vehicle	50,037	—
Noncash interest -note payable and note receivable	(2,061)	14,717
Stock option compensation expense	1,723,334	484,000
Loss on equity investee	5,037
Common stock, warrants and options for services	—	1,324,225
Changes in operating assets and liabilities:
Accounts receivable	76,226	(34,132)
Inventories	23,751	(474,755)
Prepaid expenses	16,636	(79,268)
Prepaid commissions	(10,000)	(15,000)
Accounts payable	(213,134)	319,061
Other accrued liabilities	37,137	(176,510)
Net cash used in operating activities	(2,543,326)	(1,909,528)

Cash flows from investing activities:
Purchases of available for sale securities	(3,450,000)	—
Purchases of property and equipment	(32,487)	(106,751)
Advances pursuant to notes	—	(2,606,001)
Acquisition costs paid	—	(314,689)
Payments for deposits and other	—	(1,688)
Net cash used in investing activities	(3,482,487)	(3,029,129)

Cash flows from financing activities:
Proceeds from private placement	9,335,151	—
Payment of private placement broker fee	(592,609)	—
Exercise of warrants/options	37,503	128,024
Repayments on note payable - IRL	(260,074)	—
Net cash provided by financing activities	8,519,971	128,024

Net increase (decrease) in cash and cash equivalents	2,494,158	(4,810,633)
Cash and cash equivalents, beginning of period	1,037,250	14,225,305

Cash and cash equivalents, end of period	$3,531,408	$9,414,672

Supplemental disclosures of cash flow information:
Interest paid	$13,246	$16,275
Supplemental disclosures of noncash investing and financing activities:
Fair value of warrants issued as private placement fees	$593,555	$—
Conversion of debt and accrued interest into common stock	$194,000	$99,930

See accompanying notes

TASKER CAPITAL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Tasker Capital Corp. was formed on May 13, 1996 and was in the development stage through December 31, 2005. The quarterly period ended March 31, 2006 is the first period during which it is considered an operating company.

The accompanying unaudited condensed consolidated financial statements of Tasker Capital Corp. and its subsidiaries (collectively, “the Company”) as of March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and 2005 reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q, and Article 10 of Regulation S-X.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results that may occur for the year ending December 31, 2006.

Certain prior period amounts have been reclassified to conform to the current year presentation.

2. Liquidity

The Company had continued to sustain losses from operations and for the three months ended March 31, 2006 and 2005 it has incurred a net loss of approximately $4,925,000 and $3,284,000 respectively. In addition the Company has not generated positive cash flow from operations for the three months ended March 31, 2006 and 2005. The Company expects to continue to incur losses for at least the short term. The Company expects to increase operating expenses as it attempts to build its brands, expand its customer base and develop new products. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross margins. The Company may not be able to increase revenue and gross margins sufficiently to achieve profitability. Consequently the results of operations and financial condition will be materially and adversely affected.

At March 31, 2006, the Company had a total of approximately $7 million of cash, cash equivalents and marketable securities as a result of the January 2006 private placement.

Since the Company’s inception, the Company has funded operations and investing activities through the issuance of common stock and convertible debt under several private placements. Requirements for liquidated damages under some of its private placements may have an impact on the Company’s future liquidity. To date the Company has satisfied and/or received waivers for the provisions of a majority of the agreements that would have otherwise required the Company to pay liquidated damages. The Company does not expect, although certain of the conditions that may result in liquidated damages are not in its control, that any liquidated damage amounts it may be required to pay will be material.

The Company may be unable to meet its future capital requirements. The Company may require additional financing in the future in order to continue to implement its product and services development, marketing and other corporate programs. The Company may not be able to obtain such financing or obtain it on acceptable terms. Without additional financing, the Company may be forced to delay, scale back or eliminate some or all of itsproduct and services development, marketing and other corporate programs. If the Company is able to obtain such financing, the financing agreement may contain restrictive covenants that might negatively affect the Company’s common stock, such as limitations on payments of dividends, or, in the case of a debt financing, the Company may have reduced earnings due to interest expenses. Any further issuance of equity securities would likely have a dilutive effect on the holders of the Company’s common stock. The Company’s business, operating results and financial condition may be materially harmed if revenues from certain products do not materialize or grow slower, than the Company anticipates, or if operating expenses exceed the Company’s expectations or cannot be reduced timely.

TASKER CAPITAL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based upon the Company’s forecast of future revenues from its products in conjunction with the cash and marketable securities on hand, cash expected to be generated from operations will provide adequate funding for the Company’s working capital over the next twelve months.  As with all business forecasts, management’s current assessment of future revenues is based upon its assumptions and expectations.  Future market trends for its products may not develop as management has predicted, and regulatory approvals required to market products as the Company currently plans may not be obtained, and, in the future, the Company may find that its cash on hand and cash from operations is not sufficient to fund existing operations or new opportunities may present themselves over the course of the next twelve months, in which case the Company may find that its cash on hand and cash from operations is not sufficient. Such changes may, or may not, require it to seek additional outside funding and, if required, there can be no assurance that suitable outside financing will be available to the Company.

3. Share-Based Payments

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under SFAS 123(R), the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. For the three months ended March 31, 2006, the Company recorded expense of approximately $1.7 million in connection with its share-based payment awards to its employees. Compensation expense increased by approximately $1.6 million during the three months ended March 31, 2006 as result of implementing 123(R).

The Company adopted SFAS 123R under the modified prospective method. Under this method, the Company recognized compensation expense for stock options awarded prior to January 1, 2006, but vested in the quarter ended March 31, 2006 and stock options awarded in the three months ended March 31, 2006, based on the grant date estimate of fair value for those awards. Prior period financial information has not been restated.

For periods prior to the adoption of SFAS 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations in accounting for its share based payment awards.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” to its share based payment arrangements for the three months ended March 31, 2005.

Three Months Ended March 31, 2005
Net loss, as reported	$(3,283,899)
Add: Stock-based employee compensation expense included in reported net loss	$484,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(3,665,000)
Pro forma net loss	$(6,464,899)

Basic and diluted net loss per share, as reported:	$(0.06)
Pro forma basic and diluted net loss per share	$(0.11)

TASKER CAPITAL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Compensation cost associated with employee stock options represented approximately $1.7 million for the three months ended March 31, 2006. The compensation cost associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. No tax benefit has been recognized with respect to this expense as we have determined in our evaluation of our tax assets that it is more likely than not that we will not realize any benefit and have provided full valuation allowances.

The stock options were valued taking into consideration a forfeiture rate of 6.7% based on historical experience and using a straight-line pro-rated method of valuation. The resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. The assumptions made for purposes of estimating fair value under the Black-Scholes model for options granted during the three months ended March 31, 2006 were as follows:

Dividend yield:	0%
Expected term of options (years):	6.1 years
Risk free interest rate:	4.88%
Volatility:	135%

The Company’s estimate of an expected option term was derived based on the average of the sum of the vesting term and the original contract term. The estimated stock price volatility was derived based on a review of the Company’s actual historic volatility for a period equal to the expected term of its stock options awarded in the first fiscal quarter ended March 31, 2006, by reference to actual stock prices during this period historic stock prices over the past five years. The risk free interest rate was based on the five year Treasury note. The specific stock option valuation assumptions used for awards granted prior to January 1, 2006 are as disclosed in the Company’s prior annual reports on Form 10-KSB, as filed with the SEC.

A summary of stock option activity for the three months ended March 31, 2006 is as follows:
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term in years	Aggregate Intrinsic Value

Outstanding, December 31, 2005	16,540,777	$0.91
Granted	5,645,000	$1.00
Exercised	175,000	$0.25

Outstanding, March 31, 2006	22,010,777	$0.94	8.7	$4,328,000

Options exercisable at March 31, 2006	15,987,070	$0.86	8.4	$3,881,000

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $0.67 and $3.18, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was approximately $82,000 and $1.4 million, respectively. As of March 31, 2006 there was approximately $4.3 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2 years. The total fair value of stock options that vested during the three months ended March 31, 2006 and 2005 was approximately $3.9 million and $27.1 million, respectively.

TASKER CAPITAL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
Numerator for basic & diluted net loss per share
Net loss	$(4,925,338)	$(3,283,899)
Net loss available to
common stockholders	$(4,925,338)	$(3,283,899)

Denominator:
Denominator for basic & diluted net loss
per share - weighted-average shares	100,526,919	59,663,000

Basic & diluted earnings net loss per share:
Net loss	$(0.05)	$(0.06)

Diluted earnings net loss per share:
Net loss	$(0.05)	$(0.06)

As of March 31, 2006, 22,010,777 options and 21,497,200 warrants were excluded from the computation of net loss per share because the effect would be antidilutive. As of March 31, 2005 17,550,000 options, 7,980,575 warrants, and 5,940,000 of convertible debentures were excluded from the computation of net loss per share because the effect would be antidilutive.

5. Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading.

The Company’s marketable securities consist of auction rate securities which are invested in agencies and institutions affiliated with U.S. states. The Company’s auction rate investments are classified as available-for-sale and are recorded at fair value. Interest income on the Company’s marketable securities is recognized in the statement of operations when earned. The cost of securities sold is determined based on the specific identification method.

The Company’s available-for-sale investments may be offered for sale at auction every 28 or 35 days, depending on the individual security. The auction rate securities have stated contractual maturities, which represents the date they will be redeemed by the issuer, ranging from 22 to 32 years, and may, at the option of the issuer, be redeemed prior to the stated maturity date. As of March 31, 2006, the Company had invested $3,450,000 in marketable securities.

6. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2006	2005

Raw Materials	$968,411	$955,701
Finished Goods	379,468	469,937
Inventory Reserve	(20,666)	(74,675)
	$1,327,213	$1,350,963

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

7. Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets at their estimated fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. In connection with the July 2005 asset acquisition, the Company recorded goodwill based on the excess of the purchase price over the identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is tested annually, every December, for impairment.

The Company’s specifically identifiable intangible assets, which consist of utility patents, are reported at cost, net of accumulated amortization. These intangible assets are being amortized over their estimated useful lives, which is 11.5 years, at amortization rates that are proportional to each asset’s estimated economic benefit to the Company.
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

In performing its review of the recoverability of goodwill and other intangible assets, the Company considers several factors. These factors include the expected cash flows that an asset is expected to generate over its estimated economic life. The Company also considers whether there have been significant changes in legal factors or the overall business climate that could affect the underlying value of an asset or whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life. In the case of goodwill, the Company must also consider, and estimate, the fair value of the reporting unit to which the goodwill is assigned. If, as a result of examining any of these factors, the Company concludes that the carrying value of its goodwill or other intangible assets exceeds its estimated fair value, the Company will record an impairment charge and reduce the carrying value of the asset to its estimated fair value. This impairment charge may be material to the Company’s results of operations.

The approximate net carrying value of the goodwill and other intangible assets at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006
	Gross carrying amount	Accumulated amortization		Net carrying value
Amortized utility patents	$22,500,000		$1,400,000	$21,100,000
Unamortized goodwill	$41,700,000	$	---	$41,700,000
Total intangible assets	$64,200,000		$1,400,000	$62,800,000

	December 31, 2005
	Gross carrying amount	Accumulated amortization		Net carrying value
Amortized utility patents	$22,500,000		$938,000	$21,562,000
Unamortized goodwill	$41,700,000	$	----	$41,700,000
Total intangible assets	$64,200,000		$938,000	$63,262,000

For the three months ended March 31, 2006, the Company recorded amortization expense of approximately $511,000 related to the intangible assets.

Estimated amortization expense for the remaining three quarters of the current fiscal year, and subsequent fiscal years, is as follows:

2006	$1,534,000
2007	$2,046,000
2008	$2,046,000
2009	$2,046,000
2010	$2,046,000
2011 and thereafter	$11,382,000

8. Derivative Instruments

The Company has entered into several debt and equity transactions to fund its operations. A number of these transactions involved the issuance of convertible debt and warrants. These transactions also included registration rights agreements that impose significant penalties on us if certain conditions are not met. As a result of these registration rights agreements, the Company faces unique and complex accounting issues.

The Company has issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features such as the conversion feature of its convertible debt into the Company’s common stock. The Company analyzes these financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 and Emerging Issues Task Force (“EITF”) Issue Nos. 00−19 and 05−02 to determine if these hybrid contracts have embedded derivatives that must be bifurcated. In addition, free standing warrants are accounted for as either equity or liabilities in accordance with the provisions of EITF Issue No. 00−19.

EITF Issue No. 05−4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00−19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" addresses financial instruments, such as convertible notes and stock purchase warrants, which are accounted for under EITF 00−19, that are issued with a corresponding right to have these securities registered pursuant to a registration rights agreement that includes a liquidated damages clause. Alternative accounting treatments of registration rights are discussed in EITF Issue No. 05-4. One alternative treatment discussed in EITF Issue No. 05-4 could require the warrants, the convertible debt and the registration rights agreement to be treated as a single financial instrument. If the EITF implements this approach, the convertible debt and the warrants the Company has issued would need to be recorded as a liability at fair value and changes in the fair value of the liability would need to be recorded in the statement of operations each period. Implementation of this approach may have a material non-cash impact to the Company’s consolidated financial statements. Since no consensus on EITF Issue No. 05−4 has been reached, the Company has given only prospective application to this guidance. Further impact on the Company’s consolidated financial statements of adopting the standard, if any, will follow the transition guidance when released.

In April and July 2004, the Company entered into private placement agreements for convertible debentures, registration rights agreements and warrants. Based on the interpretive guidance in EITF Issue No. 05−4 due to an uncapped liquidated damages provision in the registration rights agreements, the Company determined that the registration rights are derivative liabilities that should be bifurcated from the related financial instruments. Accordingly, the estimated fair value of the registration rights derivative of approximately $244,000 was recorded as a liability as of October 1, 2005, the beginning of the first fiscal period after September 15, 2005, the date that EITF postponed further deliberations.

Changes in the estimated fair value of the registration rights derivative liability are recorded in the consolidated statement of operations. In the quarter ended March 31, 2006, the Company recorded under the Other Income line of the condensed consolidated statement of operations a gain on the reduction of the derivative liability of approximately $87,000. At March 31, 2006, the derivative liability was approximately $150,000 and was reported under other accrued liabilities.

In connection with its examination of past transactions for application of EITF Issue No. 05-4, the Company  noted that for the period from entering into the April 2004 Securities Purchase Agreement until the Company increased its authorized shares in August 2004, the Company had insufficient shares to meet all potential obligations to issue shares under its convertible notes and exercisable warrants and options. Under EITF Issue No. 00-19, a liability should be recognized for those financial instruments for that period, with any changes in the fair value of such liabilities recognized in the Company’s consolidated statement of operations. Based on the Company’s analysis of such liabilities, we determined the effect of any such amounts to be immaterial.

9. Contractual Obligations and Commitments

The Company has the following commitments as of March 31, 2006, which are comprised primarily of a research and development fee contract, consulting and employment contracts, a vendor agreement, notes payable, as well as numerous operating leases.

	Payments Due by
	Period	Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Research & development fees (1)	$150,000	$150,000	$—	$—	$—
Consulting agreements	194,267	194,267	—	—	—
Employment agreements (2)	2,295,433	970,850	1,324,583	—	—
Vendor agreements	150,000	150,000	—	—	—
Operating leases	1,345,252	295,395	987,628	62,228	—
Note(s) payable	1,741,699	691,266	1,042,198	8,235	—
Total	$5,876,651	$2,451,778	$3,354,409	$70,463	$—

(1) On January 26, 2006, R&D fees payable under the Sub-License Agreement with pHarlo IP were amended so that these fees are (i) payable on a quarterly basis within 30 days after the end of each calendar quarter and (ii) are based on gross sales of the Company (or its affiliates) of products using the pHarlo technology. For fiscal year 2006, the R&D Fees must not be less than $150,000 and are capped at $500,000. The R&D Fees have no minimum amounts payable after 2006; however, they are capped at $2,000,000 for 2007, $4,000,000 for 2008, $8,000,000 for 2009 and $10,000,000 for 2010 and beyond.

(2) Subsequent to December 31, 2005, the Company terminated several of its existing employment agreements with some of its senior management and entered into new employment agreements with its current executive management. As of March 31, 2006 the revised estimated future minimum annual compensation under these employment agreements, including the new and terminated agreements for 2006, 2007, 2008 and 2009 is approximately $970,850, $687,800, $587,800 and $49,000, respectively.

10. Employment and Consulting Agreements

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

On January 26, 2006, the Company approved a new consulting arrangement with Mr. Gordon Davis, the Company’s former Chairman of the Board of Directors. On February 9, 2006, the Company entered into a consulting agreement with Mr. Davis with an effective date of February 2, 2006. This consulting agreement was not affected by Mr. Davis’s resignation as Chairman of the Board of Directors on May 11, 2006. The principal terms of the consulting agreement are as follows: (i) Mr. Davis’s consulting fee is $120,000 per year; and (ii) Mr. Davis has use of a company car for company business. The consulting agreement has a term of three years, with provision for automatic renewal for successive one year terms. If Mr. Davis is terminated for any reason other than by the Company for cause, as defined in his consulting agreement, including if the consulting agreement is not renewed by the Company, he will be entitled to termination payments. If Mr. Davis’s termination is caused by his death or disability, then the termination fee is equal to $120,000. If the Company terminates Mr. Davis for any reason other than for cause, if Mr. Davis terminates the agreement for good reason, or if the Company does not renew the consulting agreement, then Mr. Davis’s termination fee is dependant on when the termination takes place. If the termination occurs prior to the one year anniversary of the effective date, then Mr. Davis is entitled to the $120,000 annual consulting fee for the remainder of the term of the consulting agreement. If the termination occurs after the one year anniversary of the effective date, Mr. Davis is entitled to the consulting fee then in effect for a period of one year following termination. The obligation to pay the termination fee is conditioned upon Mr. Davis’s execution of a release of claims against the Company. Mr. Davis will continue to receive remuneration for service on the Board of Directors. The Board also granted Mr. Davis 1,750,000 stock options with an exercise price of $1.00 per share. The options have a ten year term, less one day. Twenty-five percent (25%) of the options vested immediately, and the remainder vest in equal monthly installments over the two-year period from the date of grant. If Mr. Davis is terminated by the Company other than for cause, if Mr. Davis terminates for good reason, or if termination is caused by Mr. Davis’s death or disability, or non-renewal of the agreement by the Company, the options will continue to vest, otherwise, vesting of the options ceases upon Mr. Davis’s termination as a consultant. In addition, if the Company undergoes a change in control, as defined in the consulting agreement, the stock options granted above will fully vest upon the change in control.

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

11. Related Party Transactions

In 2004, the Company entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Star Specialty Flavors LLC ("Wynn Starr"). Under the terms of this agreement and its subsequent amendments, the Company has granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. Wynn Starr is also responsible for taking the pHarlo concentrate provided by the Company and blending it with liquids to create the finished product that is ultimately distributed by Wynn Starr. In return for this license, Wynn Starr has agreed to pay the Company a royalty of $70.00 per gallon on all net sales (as defined in the Exclusive Field of Use License Agreement and Product Sale Agreement) sold by Wynn Starr for which payment is received from customers. No such royalties have accrued to date and the Company is currently renegotiating the royalty payments associated with the Exclusive Field of Use License Agreement and Product Sale Agreement. Steven Zavagli, one of the Company’s directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors.

The Company paid Mr. Gordon O. Davis, the former Chairman of the board of directors, approximately $20,000 for consulting services during the quarter ended March 31, 2006.

12. Sale of Equity Securities

On January 26, 2006, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with accredited investors pursuant to which the Company sold 13,335,925 units consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.00 per share for $0.70 per unit. The Company also entered into a Registration Rights Agreement with such accredited investors pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the shares of common stock purchased pursuant to the Purchase Agreement and the shares of common stock receivable upon exercise of the warrants.  On April 26, 2006, the Company filed with the SEC a Registration Statement on Form S-1 to register these shares for resale. This registration statement is currently under review by the SEC. If such registration statement is not declared effective within six months after the filing of the registration statement, the Company will be required under the terms of the registration rights agreement to pay liquidated damages in the form of additional common stock and warrants.

Emerging Growth Equities, Ltd., a Pennsylvania limited partnership, served as placement agent for the transaction. The net proceeds to the Company at the closing of this private placement, exclusive of the exercise price of the warrants, were approximately $8.7 million.

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

Registration Right Agreement:

In connection with the January 2006 private placement, the Company also obtained waivers of all claims for liquidated damages relating to the inability of the Company to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the Registration Rights Agreement. The Company received these waivers from shareholders representing more than a majority of all outstanding securities issued in connection with the September 2005 private placement. In consideration for obtaining the waiver, the Company repriced the warrants issued to shareholders providing the waiver such that the exercise price of the warrants issued in connection with the September 2005 private placement was reduced from $3.00 to $1.00.  Under the waiver, the date by which the registration statement covering resale of the securities purchased in the September 2005 private placement  was required to be declared effective was extended to May 23, 2006.  While the Company filed a registration statement with the SEC on April 26, 2006, the Company believes it is unlikely that such registration statement will be declared effective by May 23, 2006.  The Company believes, however, that it has used its best efforts to cause the registration statement to be declared effective and that, therefore, pursuant to the terms of the applicable registration rights agreement, it will not be liable for liquidated damages.

Item 2. Management’s Discussion And Analysis of Financial Condition And Results Of Operations

This Form 10-Q, as well as our other reports filed with the SEC, and our press releases and other communications, contain forward-looking statements. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. These forward-looking statements are based largely on our expectations and, like any other business, are subject to a number of risks and uncertainties, many of which are beyond our control. In some cases, you can identify forward-looking statements by words such as“may,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology.

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

For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” in our annual report of Form 10-KSB for the year ended December 31, 2005 and in our other filings with the SEC. Some of the risks that current and potential investors should be aware of include, but are not limited to, the following:

•	Our limited operating history in our present markets;
•	Our limited experience in marketing our products;
•	Our need to obtain regulatory approval for the manufacturing of some of our current products and products under development;
•	Our ability to protect our intellectual property rights;
•	Intense competition in our current markets;
•
Our products, like most regulated products, may be subject to various enforcement actions, which could require, among other things, the relabeling, reformulation or recall of products and/or the submission of additional information in support of product claims or safety, or punitive actions, any of which could harm our reputation and business; and

•	We do not maintain effective controls and procedures and we consistently had material weaknesses in our internal controls over financial reporting.

The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Company Overview

We are a manufacturer, distributor and marketer of products using a patented process, which we refer to as the "pHarlo technology," that utilizes a highly charged and acidified, yet stable and safe, solution that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values. We currently market:

•	Close Call™, an oral hygiene breath drink;
•	Unifresh™ Footbath, a grooming aid for dairy cows; and
•	Tasker Pacific Blue Seafood Wash

The Company is also in the process of conducting tests of the pHarlo technology for other pre- and post-harvest food processing applications.

 On December 7, 2005 we announced that we intended to concentrate our efforts on the development and commercialization of our poultry processing products, seafood processing applications, and Unifresh® Footbath and Unifresh® Pen Spray products. We also announced that we intended to seek to license and/or sell the Close Call™ brand and derivative applications.

In August 2005, we began the in-plant commercial verification process for USDA approval to use the pHarlo technology in the scalder process of poultry processing. In January 2006 we received initial approval from the USDA to continue in-plant testing in two additional plants and we expect to complete these tests in the second quarter of 2006, at which time we will seek further USDA approval for full commercialization of the product.

Initial tests of our poultry pen spray application began during the fourth quarter of 2005 at poultry farms in France. This application was created to reduce or neutralize the ammonia byproduct generated by the birds’ natural waste during their growth phase. During the first quarter of 2006, we began a second phase of testing designed to attain a statistically acceptable measure of the product’s effectiveness under varying conditions. The second phase of tests is expected to be completed during the second quarter of 2006. Upon the successful completion of these tests, we intend to apply for regulatory approval in the US to commercialize the product. Additionally, we began testing our poultry pen spray in the United States early in the second quarter of 2006. We believe that use of our poultry pen spray in the United States is approved under the existing generally recognized as safe (GRAS) determination by the Food and Drug Administration (FDA). Consequently when the tests are completed to our satisfaction and to the satisfaction of our advisors we will start marketing the product in the United States.

Financial Overview

As a result of an acquisition in July 2005, we now own certain utility patent applications and provisional patent applications associated with the pHarlo technology including for pre-harvest and post-harvest food processing, skin care, pet products, hangover remedy, alcohol abatement and water purification applications.

For the first three months of fiscal 2006, our revenue increased to approximately $221,000 from approximately $61,000 in the same period of the prior year. This increase was primarily attributable to sales of our Unifresh™ Footbath concentrate, a grooming aid for dairy cows, a product acquired in the July 2005 acquisition. We expect to continue to grow revenue during fiscal 2006 as a result of our increased sales and marketing efforts.

We had a net loss of approximately $4,925,000 in the three months ended March 31, 2006 compared to a net loss of $3,284,000 in the three months ended March 31, 2005. Excluding the stock compensation expense of $1,720,000 our net loss for the three months ended March 31, 2006 decreased by approximately $80,000 as compared to the net loss for the same period in 2005. The stock compensation expense is due to the adoption of SFAS 123R “Share Based Payment”. As a result of the adoption of SFAS 123(R), the fair value of all stock-based compensation is now recorded as expense in our financial statements, rather than as a footnote disclosure.

There is no guarantee that we can achieve profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations, or cannot be reduced timely, we will continue to experience losses and the results of operations and financial condition will be materially and adversely affected.

Related Party Transactions

In 2004, we entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Star Specialty Flavors LLC ("Wynn Starr"). Under the terms of this agreement and its subsequent amendments, we granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. Wynn Starr is also responsible for taking the pHarlo concentrate provided by us and blending it with liquids to create the finished product that is ultimately distributed by Wynn Starr. In return for this license, Wynn Starr has agreed to pay us a royalty of $70.00 per gallon on all net sales (as defined in the Exclusive Field of Use License Agreement and Product Sale Agreement) sold by Wynn Starr for which payment is received from customers. No such royalties have accrued to date and we are currently renegotiating the royalty payments associated with the Exclusive Field of Use License Agreement and Product Sale Agreement. Steven Zavagli, one of our directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors.

We paid Mr. Gordon O. Davis, the former Chairman of our board of directors, approximately $20,000 for consulting services during the quarter ended March 31, 2006.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results.

The critical accounting policies we identified in our most recent Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 related to goodwill and intangible assets, valuation of acquired intangible assets, derivative liabilities and inventory valuation and classification. With the adoption of SFAS 123(R) on January 1, 2006, we have identified the estimates and assumptions that accompany the fair value determination of our stock option awards as critical, as discussed below. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed below as well as those disclosed in our Annual Report on Form 10-KSB, as filed with the SEC on March 31, 2006.

Stock-Based Compensation

Effective January 1, 2006, we adopted accounting rules (SFAS 123(R), “Share-Based Payment”) requiring the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the quarter ended March 31, 2006, we recorded approximately $1.72 million of expense associated with share-based payments, with the majority of this expense, approximately $1.68 million, attributable to employee stock options.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used a Black-Scholes pricing model which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price,

•	the expected term of the option,

•	the grant date price of our common stock, which is issuable upon exercise of the option,

•	the expected volatility of our common stock,

•	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future), and

•	the risk free interest rate for the expected option term.

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. Our estimate of the expected option term was 6.1 years and was derived based on the average of the sum of the vesting term and the original contract term. In estimating our stock price volatility, we analyzed our historic volatility for a period equal to the expected term of our stock options awarded in the first fiscal quarter ended March 31, 2006, by reference to actual stock prices during this period and calculated an estimated volatility of 135%. We believe that each of these estimates, both expected term and volatility, is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

The specific valuation assumptions noted above were applied to stock options that we granted subsequent to our adoption of SFAS 123(R). The majority of the stock option expense recorded in the quarter ended March 31, 2006 relates to options granted in the quarter ended March 31, 2006. We expect that stock compensation expense will continue to have a material impact on our financial results for the remainder of the fiscal year. For the remainder of fiscal 2006 we expect to incur stock compensation expenses of approximately $825,000 per quarter.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues

Revenues for the three months ended March 31, 2006 were approximately $221,000 compared with approximately $61,000 for the corresponding period in 2005. This increase in revenue was due primarily to revenue associated with sales of Unifresh® Footbath. The revenue for the three months ended March 31, 2005, was entirely due to sales of Close Call™. We expect that revenue will continue to increase throughout fiscal year 2006 upon the successful marketing of existing products and the securing of regulatory approvals for certain applications that it intends to market. While waiting for regulatory approvals, we are aggressively marketing our existing products, building our network of distributors and we are identifying prospective customers.

Product Development

Product development consists primarily of personnel costs to support product development which continued to be a major focus of our company for the first quarter of 2006. Product development and research costs for the three months ended March 31, 2006 increased by approximately $34,000 or 10% to approximately $375,000 from approximately $341,000 for the three months ended March 31, 2005. The increase was primarily due to a $74,000 increase in compensation costs, due to increased staffing, and an increase in stock based compensation of approximately $40,000, which was partially offset by a decrease of consulting expenses of approximately $100,000. We expect that in fiscal 2006 product development expense will increase as a percentage of revenue as new product lines are tested and developed.

Selling, General and Administrative

Selling, General, and Administrative (“SGA”) expenses are primarily comprised of sales and marketing costs, compensation, professional fees, and general administrative costs. SGA costs for the three months ended March 31, 2006 increased by approximately $1.2 million from $2.9 million for the three months ended March 31, 2005, to $4.1 million for the three months ended March 31, 2006. We anticipate that SGA costs will continue to decrease, as a percentage of revenues, in fiscal year 2006.

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, promotional expenses, advertising, public relations and trade shows. Sales and marketing costs increased by approximately $52,000 due to marketing research, branding and promotion for our Unifresh® Footbath product line roll-out, as well as increased compensation expense for an increase in sales force personnel.

Compensation expense consists primarily of salaries and other related costs for senior management, finance and administrative employees of our company. Compensation expense increased by approximately $416,000 primarily due to an increase in severance costs associated with a reduction in administrative and warehouse personnel, and to a lesser extent due to salaries for personnel from the July 2005 acquisition.

Professional fees for the three months ended March 31, 2006 decreased by $1.1 million primarily due to a non-cash charge decrease of approximately $1.2 million for stock options issued to an investor relations consultant for services provided in the three months ended March 31, 2005.

General and administrative expenses consist primarily of rent, insurance and travel and entertainment expenses. The increase in general administrative costs for the three months ended March 31, 2006 by approximately $658,000 was primarily attributable to approximately $320,000 in minimum purchase commitments for Close Call bottles, and a $50,000 settlement in principle of the “BOC” claim discussed under legal proceedings. Rent and associated utility expenses for the Texas facility, acquired in the July 2005 acquisition, also increased by approximately $72,000.

During the three months ended March 31, 2006, we recorded approximately $1.7 million of expense associated with share-based payments in connection with our adoption of SFAS 123(R) on January 1, 2006. The expense associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the three months ended March 31, 2006, stock compensation expense was allocated as follows:

Sales and marketing	$183,000
Product development	57,000
General and administrative	1,480,000
$1,720,000

Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets, increased by approximately $562,000 from approximately $12,000 in the three months ended March 31, 2005, to approximately $574,000 for the three months ended March 31, 2006, primarily due to the amortization of our utility patent intangible. This intangible has a current estimated value of approximately $21 million and is being amortized over 11.5 years.

Interest Expense

Interest expense decreased by approximately $87,000 from $114,000 for the three months ended March 31, 2005 to approximately $27,000 for the three months ended March 31, 2006 primarily due to a reduction in interest payable for convertible debt.

Interest Income

Interest income decreased by approximately $7,000 from $46,000 for the three months ended March 31, 2005 to approximately $39,000 for the three months ended March 31, 2006 primarily due to a decreased cash balance in the three months ended March 31, 2006, as compared to the same period ending March 31, 2005.

Other expenses, net

We incurred other expenses, net of approximately $46,000 for the three months ended March 31, 2006 as compared to no expense in the three months ended March 31, 2005. We accrued approximately $87,000 for (i) liquidating damages for failure to have a current prospectus available for the resale of common stock sold in the April 2004 and July 2004 private placements and (ii) a loss on a disposal of a vehicle in the amount of $50,000 as a result of the Settlement and Release Agreement we entered into with a former executive. This increase in expense was partially offset by the reduction of the fair market value of the registration rights liability by approximately $85,000.

Liquidity and Capital Resources

Overview

Since our inception, we have funded operations and investing activities through the issuance of common stock and other financing activities under several private placements. Requirements for liquidated damages under some of our private placements may have an impact on our future liquidity. To date we have satisfied and/or received waivers for the provisions of a majority the agreements that would have otherwise required us to pay liquidated damages. We do not expect, although the conditions that may result in liquidated damages are not in our control, that any liquidated damage amounts we may be required to pay will be material.

We may be unable to meet our future capital requirements. We may require additional financing in the future in order to continue to implement our product and services development, marketing and other corporate programs. We may not be able to obtain such financing or obtain it on acceptable terms. Without additional financing, we may be forced to delay, scale back or eliminate some or all of our product and services development, marketing and other corporate programs. If we are able to obtain such financing, the terms may contain restrictive covenants that might negatively affect our common stock, such as limitations on payments of dividends or, in the case of a debt financing, reduced earnings due to interest expenses. Any further issuance of equity securities would likely have a dilutive effect on the holders of our common stock. Our business, operating results and financial condition may be materially harmed if revenues do not develop or grow slower than we anticipate, if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional financing.

Based upon our forecast of future revenues from our products in conjunction with the cash and marketable securities on hand, cash expected to be generated from operations will provide adequate funding for the Company’s working capital over the next nine months.  As with all business forecasts, management’s current assessment of future revenues is based upon its assumptions and expectations.  Future market trends for its products may not develop as management has predicted, and regulatory approvals required to market products as the Company currently plans may not be obtained, and, in the future, the Company may find that its cash on hand and cash from operations is not sufficient to fund existing operations or new opportunities may present themselves over the course of the next twelve months, in which case the Company may find that its cash on hand and cash from operations is not sufficient. Such changes may, or may not, require it to seek additional outside funding and, if required, there can be no assurance that suitable outside financing will be available to the Company.

Operating Activities

At March 31, 2006 our cash, cash equivalents and marketable securities balances were approximately $7 million compared with $1.0 million at December 31, 2005.

Net cash used in operating activities for the three months ended March 31, 2006 was approximately $2.5 million, compared to net cash used in operating activities of approximately $1.9 million for the three months ended March 31, 2005.

We have also fully reserved our note receivable of $890,000 from the Biofilm shareholders as there is no assurance that it is collectible. Also see discussion under “Off-Balance Sheet Arrangements”.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2006 was approximately $3.5 million as compared to approximately $3.0 million for the three months ended March 31, 2005.

As of March 31, 2006 approximately $3.4 million of the January 2006 private placement proceeds are invested in marketable securities.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2006 was approximately $8.5 million, as compared to approximately $128,000 for the three months ended March 31, 2005.

The net cash provided by financing activities for the three months ended March 31, 2006 principally represents proceeds from the sale of common stock and warrants. In January 2006, we completed a private placement in which we raised gross proceeds of $9.3 million through the sale of 13,335,295 shares of our common stock at a purchase price of $.70 per share, which were sold together with warrants to purchase an additional 13,335,295 shares of our common stock at an exercise price of $1.00.

As partial consideration for the purchase of the pHarlo assets in the July 2005 acquisition, we issued a promissory note in the amount of $1,931,973 to Indian River Labs, L.L.C. (“IRL”). The promissory note bears interest of 3.4% per annum and is payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007. During the quarter ended March 31, 2006 we paid approximately $260,000 under the IRL promissory note.

Registration Rights Agreement

In connection with the January 2006 private placement, we obtained waivers of all claims for liquidated damages relating to our inability to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the Registration Rights Agreement. We received these waivers from shareholders representing more than a majority of all outstanding securities issued in connection with the September 2005 private placement. In consideration for obtaining the waiver, we repriced the warrants issued to shareholders providing the waiver such that the exercise price of the warrants issued in connection with the September 2005 private placement was reduced from $3.00 to $1.00.  Under the waiver, the date by which the registration statement covering resale of the securities purchased in the September 2005 private placement was required to be declared effective was extended to May 23, 2006.  While we filed a registration statement with the SEC on April 26, 2006, we believe it is unlikely that such registration statement will be declared effective by May 23, 2006.  We believe, however, that it we have used our best efforts to cause the registration statement to be declared effective and that, therefore, pursuant to the terms of the applicable registration rights agreement, we will not be liable for liquidated damages.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2006, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose entities; material trading activities in non-exchange traded commodity contracts; or transactions with persons or entities that benefit from their non-independent relationship with us.

In April 2005, we purchased from Electric Aquagenies Unlimited, Inc. 359,000 common shares of Biofilm, representing 27% of Biofilm’s outstanding common stock, for cash consideration of $718,000. We believe that our 27% equity interest in Biofilm is a significant variable interest, as defined by FIN 46(R) “Consolidation of Variable Interest Entities”, however we believe that we are currently not the primary beneficiary of Biofilm and thus we would not be required to consolidate the accounts of Biofilm. We believe that our maximum exposure to loss as a result of our involvement with Biofilm is limited to our initial investment of $718,000

Contractual Obligations and Commitments

 We had the following commitments as of March 31, 2006, which are comprised primarily of a research and development fee contract, consulting and employment contracts, a vendor agreement, notes payable, as well as numerous operating leases:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Research & development fees (1)	$150,000	$150,000	$—	$—	$—
Consulting agreements	194,267	194,267	—	—	—
Employment agreements (2)	2,295,433	970,850	1,324,583	—	—
Vendor agreements	150,000	150,000	—	—	—
Operating leases	1,345,252	295,395	987,628	62,228	—
Note(s) payable	1,741,699	691,266	1,042,198	8,235	—
Total	$5,876,651	$2,451,778	$3,354,409	$70,463	$—

(1) On January 26, 2006, R&D fees payable under the Sub-License Agreement with pHarlo IP were amended so that these fees are (i) payable on a quarterly basis within 30 days after the end of each calendar quarter and (ii) are based on gross sales of our Company (or our affiliates) of products using the pHarlo technology. For fiscal year 2006, the R&D Fees must not be less than $150,000 and are capped at $500,000. The R&D Fees have no minimum amounts payable after 2006; however, they are capped at $2,000,000 for 2007, $4,000,000 for 2008, $8,000,000 for 2009 and $10,000,000 for 2010 and beyond.

(2) Subsequent to December 31, 2005, we terminated several of our existing employment agreements with some of our senior management and entered into new employment agreements with our current executive management. As of March 31, 2006 the revised estimated future minimum annual compensation under these employment agreements, including the new and terminated agreements for 2006, 2007, 2008 and 2009 is approximately $970,850, $687,800, $587,800 and $49,000, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk, including changes in interest rates, relates primarily to changes in the market value of our investment in marketable securities. These investments bear interest at a variable interest rate, which is subject to market changes. We have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. We have not had any derivative instruments in the past and do not presently plan to in the future. Our investment portfolio consists of demand deposits and marketable securities. Due to the highly liquid nature of our investment, a sudden sharp change in interest rates would not have a material adverse effect on the value of the portfolio.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Richard Falcone, and Chief Financial Officer, Stathis Kouninis.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. As described in the our Quarterly Reports throughout 2005 and under Item 9A of Part II in our Annual Report on Form 10-KSB for the year ended December 31, 2005, we have already instituted and are continuing to implement, corrective actions with respect to the deficiencies in our disclosure controls and procedures.

Other than noted under Item 9A of Part II in the our Annual Report on Form 10-KSB for the year ended December 31, 2005, there were no changes to the our internal control over financial reporting that occurred during the our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We note, however, that the identification of the material weaknesses described in the our Annual Report on Form 10-KSB for the year ended December 31, 2005 resulted from our management’s continuing assessment of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. While every effort will be made to ensure the financial reporting system will adhere to our internal controls, we cannot be certain that additional material weaknesses will not be identified prior to the filing of management’s annual report on internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 26, 2005, a civil action captioned "The BOC Group, Inc. v. Tasker Capital Corp., Randy Cable, and Shaun Porter" was filed in the United States District Court for the District of Connecticut.  In the complaint, The BOC Group alleges that Mr. Porter and Mr. Cable, employees of Tasker, have breached certain restrictive covenants contained in their employment agreements with The BOC Group, and that we tortuously interfered with The BOC Group’s agreements with Mr. Porter and Mr. Cable. The BOC Group also claims that we, Mr. Porter and Mr. Cable violated Connecticut’s statutes governing trade secrets and unfair trade practices. The BOC Group and we have agreed in principal to resolve the matter by the payment of $50,000 by us to The BOC Group. The final paperwork reflecting the settlement and the stipulation of dismissal with prejudice to be filed with the Court is in the process of being finalized.

On January 18, 2006, a civil action captioned “Dallas XXIX Corporate Square, L.P., v. Coast to Coast Laboratories and Tasker Capital Corp.” was filed in the Circuit Court of Pinellas County, Florida. The plaintiff alleges that Coast to Coast Laboratories Corp., a wholly owned subsidiary of our company, has breached a lease agreement and that  we have breached a guaranty. Dallas XXIX Corporate Square, L.P. and we have agreed in principal to resolve the matter by the payment of $25,000 by us to Dallas XXIX Corporate Square, L.P. The final paperwork reflecting the settlement and the stipulation of dismissal with prejudice to be filed with the Court is in the process of being finalized.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “ Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 26, 2006, we entered into a Securities Purchase Agreement with several accredited investors pursuant to which the Registrant sold 13,335,925 units, each unit consisting of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $1.00 per share for $0.70 per unit. The gross proceeds to us at the closing of this private placement, exclusive of the exercise price of the warrants, were $9,335,148. Emerging Growth Equities, Ltd. served as placement agent for the transaction. As compensation for serving as placement agent, Emerging Growth Equities, Ltd. received a cash payment equal to 6% of the gross proceeds from the private placement, and also received a warrant exercisable for shares of common stock in an amount equal to 6% of the gross proceeds from the sale of the shares and warrants divided by $0.70. The warrant to Emerging Growth Equities has an exercise price of $1.00 and is exercisable immediately for a term of five years. The aforementioned securities were issued by us in transactions exempt from the registration requirements under the Securities Act of 1933, by reason of Section 4(2) and/or Rule 506 of Regulation D of the Securities Act. Pursuant to the terms of the Securities Purchase Agreement, we were able to rely upon the representations and warranties provided by the investors contained therein in connection with the issuance of the aforementioned securities without registration.

During the three-month period ended March 31, 2006, we granted the following stock options:

•	stock options to purchase an aggregate 495,000 shares of common stock, at an exercise price of $1.00 per share, were granted to three non-executive employees; and

•
stock options to purchase an aggregate 5.2 million shares of common stock, at an exercise price of $1.00 per share, were granted to two of our executive officers, two directors and one former director.

The grant of such stock options to the above-listed persons was not registered under the Securities Act of 1933, because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2).

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER CAPITAL CORP.

Date: May 15, 2006	By:	/s/ Stathis Kouninis
Stathis Kouninis
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

10.1
Securities Purchase Agreement, dated as of January 26, 2006, by and among Tasker Capital Corp. and the Purchaser parties thereto (incorporated by reference to Exhibit 10.68 to the Registrant’s Form S-1 filed on April 26, 2006)

10.2
Registrations Rights Agreement, dated as of January 26, 2006, by and among Tasker Capital Corp. and the Purchaser parties thereto (incorporated by reference to Exhibit 10.69 to the Registrant’s Form S-1 filed on April 26, 2006)

10.3	Employment Agreement, dated as of February 9, 2006 between Tasker capital Corp. and Richard D. Falcone (incorporated by reference to Exhibit 10.70 to the Registrant’s Form S-1 filed on April 26, 2006)
10.4	Consultant Agreement, dated as of February 9, 2006 between Tasker capital Corp. and Gordon Davis (incorporated by reference to Exhibit 10.71 to the Registrant’s Form S-1 filed on April 26, 2006)
10.5	Employment Agreement, dated as of February 13, 2006 between Tasker capital Corp. and Stathis Kouninis (incorporated by reference to Exhibit 10.72 to the Registrant’s Form S-1 filed on April 26, 2006)
10.6
Separation Agreement and General Release, dated as of February 8, 2006 between Tasker capital Corp. and Robert D. Jenkins (incorporated by reference to Exhibit 10.73 to the Registrant’s Form S-1 filed on April 26, 2006)

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form SB-2 filed on August 30, 2005)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certifications by Principal Executive Officer
32.2	Section 1350 Certifications by Principal Financial Officer