Form 10-Q
period 2006-06-30
TASKER PRODUCTS CORP
filed 2006-08-14
CIK 1084557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 00-32019

TASKER PRODUCTS CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-0426048
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

39 Old Ridgebury Road-Suite 14, Danbury, CT 06810-5116
(Address of principal executive offices)

(203) 730-4350
(Registrant’s telephone number)

TASKER CAPITAL CORP.
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

The number of shares outstanding of the registrant’s common stock as of August 11, 2006 was 105,026,704.

TASKER PRODUCTS CORP.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$367	$1,037
Marketable securities	3,700	—
Accounts receivable, net of allowance for doubtful accounts of $51 and $80 as of June 30, 2006 and December 31, 2005, respectively	265	155
Notes receivable	701	654
Inventories, net of reserve of $0 and $75 as of June 30, 2006 and December 31, 2005, respectively	1,342	1,351
Prepaid expenses & other current assets	211	192
Total current assets	6,586	3,389

Property and equipment, net	1,437	1,525
Investment in equity investee	656	665
Intangible assets, net	8,300	21,562
Goodwill	23,764	41,677
Deposit, net	39	36
Total assets	$40,782	$68,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debentures	$—	$194
Accounts payable	1,161	1,740
Notes payable — acquisition of IRL	446	446
Other accrued liabilities	1,487	1,612
Total current liabilities	3,094	3,992

Long-term liabilities:
Notes payable — shareholders	457	444
Notes payable — acquisition of IRL	595	1,077
Other long term liabilities	47	53
Total long-term liabilities	1,099	1,574

Stockholders’ equity:
Common stock, $0.001 par value; 300,000 shares authorized; 105,002 and 89,167 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	105	89
Additional paid-in capital	101,163	89,265
Accumulated deficit	(64,679)	(26,066)
Total stockholders’ equity	36,589	63,288
Total liabilities and stockholders’ equity	$40,782	$68,854

See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	THREE MONTHS ENDED JUNE 30,
	2006	2005

Revenues	$537	$244
Cost of goods sold	145	84
Gross margin	392	160

Expenses
Selling, general & administrative	2,860	3,158
Product development	514	620
Depreciation and amortization	579	25
Impairment of goodwill and intangible asset	30,152	—
Total expenses	34,105	3,803

Loss from operations	(33,713)	(3,643)

Other income (expense):
Interest income	100	44
Interest expense	(22)	(42)
Liquidated damages	(49)	(62)
Other	(4)	(10)
Total other expense, net	25	(70)

Net loss	$(33,688)	$(3,713)

Net loss per common share, basic and diluted	$(0.32)	$(0.06)

See accompanying notes

 TASKER PRODUCTS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	SIX MONTHS ENDED JUNE 30,
	2006	2005

Revenues	$758	$305
Cost of goods sold	213	110
Gross margin	545	195

Expenses
Selling, general & administrative	6,941	6,032
Product development	889	986
Depreciation and amortization	1,154	37
Impairment of goodwill and intangible asset	30,152	—
Total expenses	39,136	7,055

Loss from operations	(38,591)	(6,860)

Other income (expense):
Interest income	138	90
Interest expense	(49)	(155)
Liquidated damages	(136)	(62)
Loss on disposal of vehicle	(50)	—
Other	75	(10)
Total other expense, net	(22)	(137)

Net loss	$(38,613)	$(6,997)

Net loss per common share, basic and diluted	$(0.38)	$(0.11)

See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(38,613)	$(6,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,154	37
Non-cash interest - liquidated damages	136	35
Non-cash interest - interest payable on convertible debentures	19	—
Non cash - loss on disposal of vehicle	50	—
Non-cash interest - note payable and note receivable	(33)	—
Stock option compensation expense	2,831	484
Impairment charge of goodwill and intangible asset	30,152	—
Allowance for uncollectible accounts receivable	10	—
Loss on equity investee	9	11
Common stock, warrants and options for services	—	2,577
Changes in operating assets and liabilities:
Accounts receivable	(120)	(225)
Inventories	9	(1,001)
Prepaid expenses	(10)	(327)
Prepaid commissions	(10)	(45)
Accounts payable	(489)	706
Other accrued liabilities	(286)	(176)
Net cash used in operating activities	(5,191)	(4,921)

Cash flows from investing activities:
Purchases of available-for-sale securities	(6,350)	—
Proceeds from available-for-sale securities	2,650	—
Purchases of property and equipment	(93)	(430)
Repayment of notes	—	(3,486)
Payment of acquisition costs	—	(572)
Investments in equity investee	—	(718)
Payments for deposits and other	(2)	(16)
Net cash used in investing activities	(3,795)	(5,222)

Cash flows from financing activities:
Proceeds from private placement	9,335	—
Payment of private placement broker fees	(593)	—
Exercise of warrants/options	57	167
Repayments on note payable - IRL	(483)	—
Other	—	1
Net cash provided by financing activities	8,316	168

Net decrease in cash and cash equivalents	(670)	(9,975)
Cash and cash equivalents, beginning of period	1,037	14,225

Cash and cash equivalents, end of period	$367	$4,250

Supplemental disclosures of cash flow information:
Interest paid	$13	$27
Supplemental disclosures of non-cash investing and financing activities:
Fair value of warrants issued as private placement fees	$593	$—
Conversion of debt and accrued interest into common stock	$194	$270

See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

Tasker Products Corp. (formerly known as Tasker Capital Corp.) was formed on May 13, 1996 and was in the development stage through December 31, 2005. The quarterly period ended March 31, 2006 is the first period during which Tasker Products Corp. is considered an operating company.

In June 2006 the shareholders of Tasker approved an amendment to Tasker’s articles of incorporation to change Tasker’s name to Tasker Products Corp. The name change became effective on June 28, 2006.

The accompanying unaudited condensed consolidated financial statements of Tasker Products Corp. and its subsidiaries (collectively, “the Company”) as of June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005 reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q, and Article 10 of Regulation S-X.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may occur for the year ending December 31, 2006.

Certain prior period amounts have been reclassified to conform to the current year presentation.

2. Liquidity

The Company has incurred losses in its operations in each quarter since it changed its business direction in late 2002. For the three and six months ended June 30, 2006 the Company has incurred a net loss of approximately $33.7 million and $38.6 million, respectively, inclusive of an impairment charge for goodwill and intangible assets of approximately $30.2 million. For the three and six months ended June 30, 2005 the Company has incurred a net loss of approximately $3.7 million and 7.0 million, respectively. In addition the Company has not generated positive cash flow from operations for the three and six months ended June 30, 2006 and 2005. The Company expects to continue to incur losses for at least the short term. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, the Company’s results of operations and financial condition will be materially and adversely affected.

At June 30, 2006, the Company had a total of approximately $4.1 million of cash, cash equivalents and marketable securities as a result of the January 2006 private placement.

Based upon the Company’s forecast of future revenues from its products in conjunction with the cash and marketable securities on hand, cash expected to be generated from operations may not provide adequate funding for the Company’s working capital over the next twelve months. The Company is rapidly depleting its cash resources and its ability to continue to operate and grow its business is dependent upon obtaining new financing and/or generating revenue growth from operations.  The cost of any new financing may be prohibitive. While the Company has been in the process of aggressively developing, marketing and selling its products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of the Company’s efforts will be consistent with its cash availability and burn rate. If by the fourth quarter of 2006 the Company is unable to arrange new financing and/or generate sufficient revenue growth from existing and new business arrangements, its liquidity position will become significantly impaired and it will be forced to consider the further restructuring of its operations, the disposition of various assets, the seeking of protection from its creditors, or ceasing of operations and liquidation.

Since the Company’s inception, the Company has funded operations and investing activities through the sale of common stock, warrants and convertible debt under several private placements. Requirements for liquidated damages under some of these private placements may have an impact on the Company’s future liquidity. To date the Company has satisfied and/or received waivers for the provisions of a majority of the agreements that would have otherwise required the Company to pay liquidated damages., Although certain of the conditions that may result in liquidated damages are not in its control, the Company does not expect that any liquidated damage amounts it may be required to pay will be material.

3. Impairment of Goodwill and Intangible Assets

In the second quarter of 2006, the Company’s management tested for impairment of its intangible assets and its goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and Statement of Financial Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142) respectively. The testing was triggered by the following events and circumstances that constitute impairment indicators under the literature:

•        a preliminary expectation that third and fourth quarter 2006 originally projected revenues will not be attained;

•        a decrease in expected future cash flows; and

•        a decline in the market price of the Company’s common stock

Upon completion of the impairment tests, the Company recorded non-cash impairment charges to identifiable intangible assets and goodwill of $12.2 million and $17.9 million, respectively.  Note 8 describes the impact of accounting for the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, and the impairment tests performed during the second quarter of 2006.

4. Share-Based Payments

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under SFAS 123(R), the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. For the three and six months ended June 30, 2006, the Company recorded expense of approximately $1.7 million and approximately $2.8 million, respectively, in connection with its share-based payment awards to its employees.

The Company adopted SFAS 123R under the modified prospective method. Under this method, the Company recognized compensation expense for stock options awarded prior to January 1, 2006, but vested in the six months ended June 30, 2006 based on the grant date estimate of fair value for those awards. Prior period financial information has not been restated.

For periods prior to the adoption of SFAS 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations in accounting for its share based payment awards.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” to its share based payment arrangements for the three and six months ended June 30, 2005.

Three Months Ended June 30, 2005
(In thousands except per share data)
Net loss, as reported	$(3,713)
Add: Stock-based employee compensation expense included in reported net loss	$—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(1,246)
Pro forma net loss	$(4,959)

Basic and diluted net loss per share, as reported:	$(0.06)
Pro forma basic and diluted net loss per share:	$(0.08)

Six Months Ended June 30, 2005
(In thousands except per share data)
Net loss, as reported	$(6,997)
Add: Stock-based employee compensation expense included in reported net loss	$484
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(3,523)
Pro forma net loss	$(10,036)

Basic and diluted net loss per share, as reported:	$(0.11)
Pro forma basic and diluted net loss per share	$(0.16)

Compensation cost associated with employee stock options represented approximately $1.1 million and $2.8 million, respectively, for the three and six months ended June 30, 2006. Stock based compensation expense increased by approximately $1.1 million and $2.3 million during the three and six months ended June 30, 2006 from no expense and $484,000 for the three and six months ended June 30, 2005, respectively.

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

The stock options were valued taking into consideration a forfeiture rate of 6.6% based on historical experience and using a straight-line pro-rated method of valuation. The resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. The assumptions made for purposes of estimating fair value under the Black-Scholes model for options granted during the six months ended June 30, 2006 were as follows:

Dividend yield:	0%
Expected term of options (years):	6
Risk free interest rate:	4.88% -5.0	4%
Volatility:	132%-13	5%

The Company’s estimate of an expected option term was derived based on the average of the sum of the vesting term and the original contract term. The estimated stock price volatility was derived based on a review of the Company’s actual historic volatility for a period equal to the expected term of its stock options awarded in the six months ended June 30, 2006, by reference to actual stock prices during this period and historic stock prices over the past five years. The risk free interest rate was based on the five year Treasury note. The specific stock option valuation assumptions used for awards granted prior to January 1, 2006 are as disclosed in the Company’s 2005 annual report on Form 10-KSB, as filed with the SEC.

A summary of stock option activity for the six months ended June 30, 2006 is as follows:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, December 31, 2005	16,541	$0.91
Granted	5,645	$1.00
Exercised	(175)	$0.25
Outstanding, March 31, 2006	22,011	$0.94	8.7	$4,328
Granted	530	$1.00
Exercised	(100)	$0.25
Outstanding, June 30, 2006	22,441	$0.94	8.4	$2,213
Options exercisable at June 30, 2006	16,336	$0.87	8.2	$2,000

The weighted average grant date fair value of options granted during the three months ended June 30, 2006 and 2005 was $0.53 and $2.70, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 was approximately $40,000. No options were exercised in the three months ended June 30, 2005. As of June 30, 2006 there was approximately $4.0 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2 years.

The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $0.69 and $3.00, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was approximately $122,000 and $1.4 million, respectively.  As of June 30, 2006 there was approximately $4.0 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2 years.

5. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended
	June 30,
	(in thousands except per share data)
	2006	2005
Numerator for basic & diluted net loss per share:
Net loss	$(33,688)	$(3,713)
Net loss available to common stockholders	$(33,688)	$(3,713)

Denominator:
Denominator for basic & diluted net loss
per share - weighted-average shares	104,947	63,707

Basic & diluted earnings net loss per share:	$(0.32)	$(0.06)

	Six Months Ended
	June 30,
	(in thousands except per share data)
	2006	2005
Numerator for basic & diluted net loss per share:
Net loss	$(38,613)	$(6,997)
Net loss available to common stockholders	$(38,613)	$(6,997)
Denominator:
Denominator for basic & diluted net loss per share - weighted-average shares	102,749	61,284
Basic & diluted earnings net loss per share:	$(0.38)	$(0.11)

As of June 30, 2006, 22,440,777 options and 21,497,200 warrants were excluded from the computation of net loss per share because their effect would be anti-dilutive. As of June 30, 2005 18,614,999 options, 7,847,350 warrants, and 2,540,000 of convertible debentures were excluded from the computation of net loss per share because the effect would be anti-dilutive.

6. Marketable Securities

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

The Company’s available-for-sale investments may be offered for sale at auction every 28 days. The auction rate securities have stated contractual maturities, which represents the date they will be redeemed by the issuer, ranging from approximately 22 to approximately 40 years, and may, at the option of the issuer, be redeemed prior to the stated maturity date. As of June 30, 2006, the Company had invested $3.7 million in marketable securities.

7. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Raw Materials	$921	$956
Finished Goods	421	470
Inventory Reserve	—	(75)
	$1,342	$1,351

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

8. Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets at their estimated fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. In connection with the July 2005 asset acquisition, the Company recorded goodwill based on the excess of the purchase price over the identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is tested annually for impairment, or more frequently when indicators of impairment are present. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined in the same manner as would occur in a purchase transaction, treating the fair value of the reporting unit as the equivalent of the purchase price and deducting from that amount, the fair value of the net assets assigned to the reporting unit. The Company is the reporting unit for the purpose of this impairment calculation.

The Company considered the impairment indicators previously discussed in Note 3 “Impairment of Goodwill and Intangible Asset”. With the assistance of an independent valuation firm, we determined the fair values of our reporting unit utilizing the discounted cash flow method. The analysis indicated that the carrying amount of our reporting unit exceeded its fair value. Accordingly, under SFAS No. 142, we were required to perform the second step of the impairment testing for the reporting unit. This step involved the adjustment of the assets and liabilities of the reporting unit to their fair market values as of June 30, 2006, for purposes of comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of such goodwill. The analysis indicated a goodwill impairment of approximately $17.9 million. This amount was recorded in the second quarter of 2006.

The Company’s specifically identifiable intangible assets, which consist exclusively of utility patents, are reported at cost, net of accumulated amortization. These intangible assets are being amortized over their estimated useful lives, which is 11.5 years, at amortization rates that reflect the life of the underlying patent and the asset’s estimated economic benefit to the Company.

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

Accordingly, we initiated an impairment analysis of our long-lived assets and determined that the carrying value of these assets exceeded their projected undiscounted net cash flows. With the assistance of an independent valuation firm, we calculated the fair values of our long-lived assets. The fair values were determined based on the discounted cash flow method and indicated that an impairment of the Company’s intangible assets existed. Accordingly, during the second quarter of 2006 the Company recorded an impairment charge of approximately $12.2 million related to the acquired utility patents. The amounts are recorded within impairment of goodwill and intangible assets on the consolidated statements of operations

The approximate net carrying value of the goodwill and other intangible assets at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006
	(in thousands)
	Gross carrying amount	Impairment charge	Accumulated amortization	Net carrying value
Amortized utility patents	$22,505	$12,239	$1,966	$8,300
Unamortized goodwill	41,677	17,913	—	23,764
Total intangible assets	$64,182	$30,152	$1,966	$32,064

	December 31, 2005
	(in thousands)
	Gross carrying amount	Accumulated amortization	Net carrying value
Amortized utility patents	$22,505	$943	$21,562
Unamortized goodwill	$41,677	$—	$41,677
Total intangible assets	$64,182	$943	$63,239

For the three and six months ended June 30, 2006, the Company recorded amortization expense of approximately $489,000 and approximately $1.0 million respectively, related to the intangible assets.

Estimated amortization expense for the intangible asset for the remaining two quarters of the current fiscal year, and subsequent fiscal years, is as follows:

(in thousands)
2006	$395
2007	$790
2008	$790
2009	$790
2010	$790
2011 and thereafter	$4,745

9. Derivative Instruments

To date, the Company has entered into several debt and equity transactions to fund its operations. A number of these transactions involved the issuance of convertible debt and warrants. These transactions also included registration rights agreements that impose significant penalties on us if certain conditions are not met. As a result of these registration rights agreements, we face a number of unique and complex accounting issues, such as the ones discussed below.

The Company has issued and outstanding several financial instruments with embedded derivative features, consisting of convertible debt, which was converted in full in the first quarter of 2006, and warrants. The Company analyzes these financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 and Emerging Issues Task Force (“EITF”) Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives that must be bifurcated. In addition, free standing warrants are accounted for as either equity or liabilities in accordance with the provisions of EITF Issue No. 00-19.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” addresses financial instruments, such as convertible debt and stock purchase warrants, which are accounted for under EITF 00-19, that are issued with a corresponding right to have these securities registered pursuant to a registration rights agreement that includes a liquidated damages clause. Alternative accounting treatments of registration rights are discussed in EITF Issue No. 05-4. One alternative treatment discussed in EITF Issue No. 05-4 could require the warrants, the convertible debt and the registration rights agreement to be treated as a single financial instrument. If the EITF implements this approach, the convertible debt and the warrants we have issued would need to be recorded as a liability at fair value and changes in the fair value of the liability would need to be recorded in the statement of operations each period. Implementation of this approach may have a material non-cash impact to our consolidated financial statement. Since no consensus on EITF Issue No. 05-4 has been reached, we have adopted View C as described in the EITF Issue No. 05-4 Issue Summary No. 1.  Under View C, registration rights agreements and the related financial instruments are accounted for as separate instruments.  Accordingly, we have given only prospective application to this guidance.

Further impact on our consolidated financial statements of adopting the standard, if any, will follow the transition guidance when released.

In April and July 2004, we entered into private placement agreements and registration rights agreements for convertible debentures and warrants. Based on the interpretive guidance in EITF Issue No. 05-4 due to an uncapped liquidated damages provision in the registration rights agreements, we determined that the registration rights are derivative liabilities that should be bifurcated from the related financial instruments. Accordingly, the estimated fair value of the registration rights derivative of approximately $244,000 was recorded as a liability as of October 1, 2005, the beginning of the first fiscal period after September 15, 2005, the date that EITF postponed further deliberations. In connection with our December 2004 and January 2006 private placements, our estimated fair value of the related registration rights derivative was immaterial at the inception and at each reporting date since and we have not recorded a liability.  At each reporting period, we calculate the estimated fair value of the registration rights derivatives.  If the underlying assumptions of the calculation change such that the estimated fair value is not immaterial, we will record a liability at that time.  In connection with our September 2005 private placement, our estimated fair value of the related registration rights derivative at its inception was immaterial and we did not record a liability.  Subsequently, in connection with the January 2006 private placement, we amended our September 2005 agreement with the rights holder to waive the liquidated damages.

Changes in the estimated fair value of the registration rights derivative liability are recorded in the consolidated statement of operations. There was no change in the fair value of the registration rights derivative liability in the second quarter of 2006. At June 30, 2006, the derivative liability was approximately $150,000 and was reported under other accrued liabilities.

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

10. Contractual Obligations and Commitments

The Company has the following commitments as of June 30, 2006, which are comprised primarily of a research and development fee contract, consulting and employment contracts, vendor agreements, notes payable, as well as numerous operating leases.

	(in thousands)
	Payments Due by
	Period	Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Research & development (“R&D”) fees (1)	$139	$139	$—	$—	$—
Consulting agreements	136	136	—	—	—
Employment agreements (2)	2,284	559	1,725	—	—
Vendor agreements	41	10	31	—	—
Operating leases	1,249	183	957	109	—
Note(s) payable	1,543	450	1,085	8	—
Total	$5,392	$1,477	$3,798	$117	$—

(1) On January 26, 2006, R&D fees payable under a Patent and Sub-License Agreement with pHarlo IP were amended so that these fees are (i) payable on a quarterly basis within 30 days after the end of each calendar quarter and (ii) are based on gross sales of the Company (or its affiliates) of products using the pHarlo technology. For fiscal year 2006, the R&D Fees must not be less than $150,000 and are capped at $500,000. The R&D Fees have no minimum amounts payable after 2006; however, they are capped at $2,000,000 for 2007, $4,000,000 for 2008, $8,000,000 for 2009 and $10,000,000 for 2010 and beyond. In the second quarter of 2006 the Company paid, under this agreement, approximately $11,000 of R&D fees related to the revenue generated in the first quarter of 2006.

(2) In the first quarter of fiscal 2006, the Company terminated several of its existing employment agreements with some of its senior management and entered into new employment agreements with its current executive management. As of June 30, 2006 the revised estimated future minimum annual compensation under these employment agreements, including the new and terminated agreements for 2006, 2007, 2008 and 2009, is approximately $558,900, $892,800, $782,800 and $49,000, respectively.

11. Related Party Transactions

In 2004, we entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement and its subsequent amendments, we granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids, or chemicals that assist with microbial reduction and shelf life extension without changing food characteristics, for the poultry industry based on the pHarlo technology. Wynn Starr is also responsible for taking the pHarlo concentrate provided by us and blending it with liquids to create the finished product that is ultimately distributed by Wynn Starr. In return for this license, Wynn Starr has agreed to pay us a royalty of $70.00 per gallon on all net sales (as defined in the Exclusive Field of Use License Agreement and Product Sale Agreement) sold by Wynn Starr for which payment is received from customers. As of June 30, 2006 no royalties were due and none had been paid to us under this royalty arrangement. The Company is currently renegotiating an amendment to this royalty arrangement to align its terms to the current market demand for the product. Steven B. Zavagli, one of the Companys’s directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

The Company paid Mr. Gordon O. Davis, the former Chairman of the board of directors, approximately $50,000 for consulting services during the six months ended June 30, 2006.

12. Sale of Equity Securities

In connection with the January 2006 private placement, the Company obtained waivers of all claims for liquidated damages relating to the inability of the Company to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the applicable registration rights agreement. The Company received these waivers from shareholders representing more than a majority of all outstanding securities issued in connection with the September 2005 private placement. In consideration for obtaining the waiver, the Company repriced the warrants issued to shareholders providing the waiver such that the exercise price of the warrants issued in connection with the September 2005 private placement was reduced from $3.00 to $1.00.  Under the waiver, the date by which the registration statement covering resale of the securities purchased in the September 2005 private placement was required to be declared effective was extended to May 23, 2006.  On April 26, 2006, the Company filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements.  The Company believes that it has used its best efforts to cause this registration statement to be declared effective and, therefore, pursuant to the terms of the applicable registration rights agreements, the Company believes that is not currently liable for liquidated damages as a result of this registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that the Company used its best efforts, and the Company either accedes to their assertion or is found to not have used its best efforts, the estimated maximum amount of liquidated damages for which the Company would be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000.

13. Restructuring Charges

During the fourth quarter of fiscal year 2005 the Company recorded and paid approximately $29,000 of severance to one executive and five staff members. Seven more staff members were terminated but no severance was paid to them during this time period. Additionally, in a separate cost reduction action during the first quarter of fiscal year 2006, the Company recorded severance costs of approximately $224,000 for one executive and four administrative staff members whose employment was terminated as a result of the Company’s effort to reduce operating costs. In the first fiscal quarter of 2006, the Company paid $117,000 of the $224,000 severance obligation it recorded in the same quarter. Consequently, the severance obligation accrual balance as of March 31, 2006 was $107,000. In the second fiscal quarter of 2006 the Company paid $92,000 of the $107,000 severance obligation accrual that remained as of March 31, 2006. The remaining $15,000 of severance obligation outstanding as of June 30, 2006 was paid in July 2006. The severance obligation accrual is included on the unaudited condensed consolidated balance sheets as a part of other accrued liabilities.

14.  Segments — Enterprise Wide Disclosures

The Company owns several utility patents that allow it to produce, market and distribute certain product applications related to these utility patents. In 2005, the Company began selling two product applications, Unifresh® Footbath and Close Call. The Chief Operating Decision Maker (CODM) of the Company is the President and CEO. The operating results of each product application, other than for revenue, are not separately tracked or reported. Operating results by product application are not reviewed by the CODM because discrete financial information is not available. Consequently, as permitted by the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has one reportable segment for financial statement purposes.

Revenue by Product

The Company’s revenue by product is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Unifresh® Footbath	$477	$—	$606	$—
Close Call™	60	244	152	305
	$537	$244	$758	$305

Dependence on Certain Customers

The Company’s dependence on certain customers as a percentage of total revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Customer A	39.8%	—%	30.9%	—%
Customer B	24.7%	—%	19.9%	—%
Customer C	—%	33.6%	—%	26.9%
Customer D	—%	14.5%	—%	11.6%
Customer E	—%	14.5%	—%	11.6%

15. Subsequent Events

In August 2006, we revised the salary structure of three of our employees and we terminated six other employees. In relation to these reductions we recorded severance costs of approximately $15,000. We expect that these severance costs will be paid in full in the third quarter of 2006.

Item 2. Management’s Discussion And Analysis of Financial Condition And Results Of Operations

This Form 10-Q, contains forward-looking statements, which include all statements regarding our expected financial position, results of operations, cash flows, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. These forward-looking statements are based largely on our expectations and, like any other business, are subject to a number of risks and uncertainties, many of which are beyond our control. In some cases, you can identify forward-looking statements by words such as “may,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology.

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

For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” in our annual report of Form 10-KSB for the year ended December 31, 2005 and in Part II, Item 1A of this Form 10-Q. Some of the risks that current and potential investors should be aware of include, but are not limited to, the following:

•                     If we are unable to obtain new financing and/or generate revenue growth by the fourth quarter of  2006, our liquidity position will become significantly impaired;

•                     We do not maintain effective controls and procedures and we consistently had material weaknesses in our internal controls over financial reporting;

•                     Our limited operating history in our present markets;

•                     Our limited experience in marketing our products;

•                     Our need to obtain regulatory approval for the manufacturing and sale of some of our current products and products under development;

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

Company Overview

We are a manufacturer, distributor and marketer of products using a patented process, which we refer to as the “pHarlo technology,” that utilizes a highly charged and acidified, yet stable and safe, solution that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values. We own the utility patent applications and provisional patent applications associated with the pHarlo technology and have entered into a sub-license agreement for the base patents associated with the pHarlo technology, in the following fields of use:

•                     Antimicrobial Composition for Pre-Harvest and Post-Harvest Treatment of Plants and Animals

•                     Antimicrobial Food Additive and Treatment for Cooked Food, Water and Wastewater

•                     AntimicrobialProcessing Aid and Food Additive (US Provisional Application)

•                     Oral Health Care Drink and Method for Reducing Malodors

•                     Skin Care Composition for Dermatological Disorders including burn and wrinkle creams (US Provisional Application) Hangover Remedy and Alcohol Abatement Composition

We currently market:

•                     Unifresh ® Footbath, a grooming aid for dairy cows;

•                     Close Call™, an oral hygiene breath drink;

•                     Tasker Pacific Blue™ Seafood Wash; and

•                     Tasker Blue, an antimicrobial processing aid in poultry scalders.

In December 2005 we decided to concentrate our efforts on the development and commercialization of our poultry processing products, seafood processing applications, and Unifresh® Footbath and Unifresh® Pen Spray products. We also decided to seek to license and/or sell the Close Call™ brand and derivative applications.

Unifresh® Footbath

We currently market Unifresh®Footbath concentrate, a grooming aid that helps clean and disinfect the hooves of dairy cows. Because of the bacteriostatic properties of the pHarlo technology, this product helps control bacteria that infect the hooves of cows and cause interdigital dermatitis, or a bacterial infection of the skin on a cow’s hoof, and interdigital papillomatosis, or a disease that affects a cow’s hoof that may cause severe lameness, decreased milk yield, body weight loss, decreased reproductive performance and increased veterinary expenses. Unifresh ®Footbath concentrate was launched during the third quarter of 2005. In the fourth quarter of 2005, we discovered that our Unifresh ®Footbath product’s effectiveness was diminished in water that had abnormally high alkaline content, a term commonly used to refer to the measurement of pH, for example, of soil. We reformulated our Unifresh ®Footbath concentrate with the addition of a compound that neutralizes alkali, or a type of base that has a pH greater than 7, which can increase the pH of water or soil. In the first quarter of 2006, we introduced our enhanced formulation to the market. It is currently being sold to dairy farms throughout the U.S. through our sales force, independent brokers and farm product distributors. We currently market the product as a grooming aid. No federal agency approvals are required for marketing this product.

Close Call™

Our oral hygiene drink, Close Call™, is marketed as an oral hygiene breath drink that eliminates odors from tobacco, garlic, onion and alcohol. The FDA requires companies making structure or function claims relating to a dietary supplement product, such as Close Call™, to “certify that the firm has substantiation that the claim is truthful and not misleading.” While the FDA does not require any presentation of this support, it does require a notice of dietary supplement ingredients and claims. This is currently being prepared. We currently market the product as a beverage, but there can be no assurance that the FDA will agree with this characterization or the product claims, which could result in additional regulatory requirements and potentially subject us to a variety of enforcement actions.

We believe that our Close Call™ product could be marketed more efficiently by a company either already established in the industry or with more commercial resources. Therefore, we plan to seek to license and/or sell the Close Call™ brand or derivative applications.

Poultry Processing

In August 2005, we began the in-plant commercial verification process for USDA approval to use the pHarlo technology in the scalder process of poultry processing. In January 2006 we received initial consent from the USDA to continue in-plant testing in two additional plants. We completed these tests and we submitted their results of the tests to USDA for review in the second quarter of 2006. In August 2006 we received a letter from the USDA indicating that it had no objection to the use of our product as an antimicrobial processing aid in poultry scalders. This letter enables us to begin commercialization of the product in the United States.

Seafood Processing Products

We recently began marketing the pHarlo technology for use in pathogen reduction, or a process by which certain bacteria that cause disease or illness are reduced in number or eliminated, and shelf life extension, or the act of increasing the length of the time a product can spend during processing, distribution and retail before becoming unacceptable for consumption, in seafood processing, subject to the receipt of any necessary regulatory approvals. Our product, Tasker Pacific Blue Seafood Wash, has been tested at the North Carolina State Center for Marine Science & Technology, Virginia Tech University and Mississippi State University on shrimp, mahi mahi, salmon, flounder, scallops and catfish. The results of these studies indicated that the pHarlo technology could possibly double the shelf life on catfish filets and significantly increase the shelf life of scallops.

Financial Overview

As a result of an acquisition in July 2005, we now own certain utility patent applications and provisional patent applications associated with the pHarlo technology including for pre-harvest and post-harvest food processing, skin care, pet products, hangover remedy, alcohol abatement and water purification applications.

We had a net loss of approximately $33.7 million in the three months ended June 30, 2006 compared to a net loss of $3.7 million in the three months ended June 30, 2005. Excluding the charge for the impairment of goodwill and intangible assets of approximately $30.2 million and the stock based compensation expense of approximately $1.1 million, our net loss for the three months ended June 30, 2006 decreased by approximately $1.3 million to $2.4 million as compared to a net loss of $3.7 million for the three months ended June 30, 2005. There was no stock based compensation expense for the three months ended June 30, 2005.

We had a net loss of approximately $38.6 million in the six months ended June 30, 2006 compared to a net loss of $7.0 million in the six months ended June 30, 2005. Excluding the charge for the impairment of goodwill and intangible assets of approximately $30.2 million and the stock based compensation expense of $2.8 million our net loss for the six months ended June 30, 2006 decreased by approximately $880,000 to $5.6 million as compared to a net loss of $6.5 million for the three months ended June 30, 2005, excluding stock based compensation expense of approximately $484,000. The increase in stock based compensation expense is due to the adoption of SFAS 123R “Share Based Payment” on January 1, 2006. As a result of the adoption of SFAS 123(R), the fair value of all stock-based compensation is now recorded as expense in our financial statements, rather than as a footnote disclosure.

Liquidity

Based upon our forecast of future revenues from our products in conjunction with the cash and marketable securities on hand, cash expected to be generated from operations may not provide adequate funding for our working capital over the next twelve months. We are rapidly depleting our cash resources and our ability to continue to operate and grow our business is dependent upon obtaining new financing and/or generating revenue growth from operations.  The cost of any new financing may be prohibitive. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If by the fourth quarter of 2006 we are unable to arrange new financing and/or generate sufficient revenue growth from existing and new business arrangements, our liquidity position will become significantly impaired and we will be forced to consider the further restructuring of our operations, the disposition of various assets, the seeking of protection from our creditors, or ceasing of operations and liquidation.

Impairment of goodwill and intangible assets

In the second quarter of 2006, we tested for impairment of our intangible assets and our goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and Statement of Financial Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142) respectively. Our testing was triggered by the following events and circumstances that constitute impairment indicators under the literature:

•                     a preliminary expectation that third and fourth quarter 2006 originally projected revenues will not be attained;

•                     a decrease in expected future cash flows; and

•                     a decline in the market price of our common stock

Upon completion of the impairment tests, we recorded non-cash impairment charges to intangible assets and goodwill of $12.2 million and $17.9 million, respectively.  Note 8 to our unaudited condensed consolidated financial statements describes the impact of accounting for the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, and the impairment tests performed during the second quarter of 2006.

Related Party Transactions

In 2004, we entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement and its subsequent amendments, we granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids, or chemicals that assist with microbial reduction and shelf life extension without changing food characteristics, for the poultry industry based on the pHarlo technology. Wynn Starr is also responsible for taking the pHarlo concentrate provided by us and blending it with liquids to create the finished product that is ultimately distributed by Wynn Starr. In return for this license, Wynn Starr has agreed to pay us a royalty of $70.00 per gallon on all net sales (as defined in the Exclusive Field of Use License Agreement and Product Sale Agreement) sold by Wynn Starr for which payment is received from customers. As of June 30, 2006 no royalties were due and none had been paid to us under this royalty arrangement. We are currently renegotiating this royalty arrangement to align its terms to the current market demand for the product. Steven B. Zavagli, one of our directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

The Company paid Mr. Gordon O. Davis, the former Chairman of the board of directors, approximately $30,000 for consulting services during the quarter ended June 30, 2006.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted accounting rules (SFAS 123(R), “Share-Based Payment”) requiring the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the six months ended June 30, 2006, we recorded approximately $2.8 million of stock based compensation expense, with approximately $1.7 million of this expense, attributable to employee stock options and the remainder approximately $1.1 attributable to stock options awarded to consultants and non-employee board members.

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

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. Our estimate of the expected option term was 6 years and was derived based on the average of the sum of the vesting term and the original contract term. In estimating our stock price volatility, we analyzed our historic volatility for a period equal to the expected term of our stock options awarded in the six months ended June 30, 2006, by reference to actual stock prices during this period and calculated an estimated volatility between 132% to 135%. We believe that each of these estimates, both expected term and volatility, is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

The specific valuation assumptions noted above were applied to stock options that we granted subsequent to our adoption of SFAS 123(R). The majority of the stock option expense recorded in the three and six months ended June 30, 2006 relates to options granted in the six months ended June 30, 2006. We expect that stock compensation expense will continue to have a material impact on our financial results for the remainder of the fiscal year. For the remainder of fiscal 2006 we expect to incur stock compensation expenses of approximately $885,000 per quarter.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues

Revenues for the three months ended June 30, 2006 were approximately $537,000 compared with approximately $244,000 for the corresponding period in 2005. This increase is primarily due to increased sales in Unifresh ® Footbath. The revenue for the three months ended June 30, 2005, was entirely due to sales of Close Call™. We expect that revenue will continue to increase throughout fiscal year 2006 primarily due to the increased sales in Unifresh® Footbath and to a lesser extent due to the sales of our new products for the poultry and seafood processing industries.

Selling, General and Administrative

Selling, General, and Administrative (“SGA”) expenses are primarily comprised of sales and marketing costs, compensation costs, professional fees, and general administrative costs. SGA costs for the three months ended June 30, 2006 decreased by approximately $300,000 from approximately $3.2 million for the three months ended June 30, 2005, to approximately $2.9 million for the three months ended June 30, 2006. We anticipate that SGA costs will continue to decrease, as a percentage of revenues and in absolute dollars, in fiscal year 2006.

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, promotional expenses, advertising, public relations and trade shows. Sales and marketing costs increased by approximately $79,000 due to marketing research, branding and promotion for our Unifresh® Footbath product line roll-out, as well as increased compensation expense due to the hiring of additional sales personnel.

Compensation expense consists primarily of salaries and other related costs for senior management, finance and administrative employees of our company. Compensation expense decreased by approximately $239,000 primarily due to a reduction in administrative and warehouse personnel. In August 2006, we revised the salary structure of three of our employees and we terminated six other employees. As a result of these reductions we expect that we will experience cost savings of approximately $150,000 starting late in the third quarter of 2006.

Professional fees for the three months ended June 30, 2006 decreased by $1.3 million primarily due to a non-cash charge for stock options issued to an investor relations consultant for services provided in the three months ended June 30, 2005.

General and administrative expenses consist primarily of rent, insurance and travel and entertainment expenses. The increase in general administrative costs for the three months ended June 30, 2006 by approximately $58,000 was attributable to an increase in travel costs of approximately $105,000, insurance costs of approximately $106,000, and rent and associated utility expenses for our Texas facility, acquired in the July 2005 acquisition, of approximately $35,000. The increase was partially offset by an expense reduction of approximately $169,000 due to the settlement of vendor trade obligations at amounts lower than those originally invoiced to us and a decrease of approximately $13,000 in board directors fees.

Stock based compensation expense increased by approximately $1.1 million for the three months ended June 30, 2006. There was no compensation expense for the same period in 2005. This increase is the result of implementing SFAS 123(R) in January 2006. The expense associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the three months ended June 30, 2006, stock compensation expense was allocated as follows:

(in thousands)
Sales and marketing	$38
Product development	118
General and administrative	968
$1,124

Product Development

Product development consists primarily of personnel costs to support product development. Product development and research costs for the three months ended June 30, 2006 decreased by approximately $106,000 or 17% to approximately $514,000 from approximately $620,000 for the three months ended June 30, 2005. This decrease is primarily due to our decision to focus our development efforts in a select smaller number of products, which were closer to commercialization rather than the larger number of products we were developing in the same time period in 2005.  The decrease in the number of products we are developing and testing in the three months ended June 30, 2006 resulted in the decrease in consulting expenses of approximately $209,000 and the decrease in third party laboratory testing cost of approximately $124,000, partially offset by an increase in stock based compensation of approximately $118,000 and an increase of warehouse expenses of approximately $62,000. We expect that in fiscal 2006 product development expense will increase in absolute dollars but decrease as a percentage of revenue.

Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets, increased by approximately $554,000 from approximately $25,000 in the three months ended June 30, 2005, to approximately $579,000 for the three months ended June 30, 2006, primarily due to the amortization of our utility patent intangible acquired in the July 15, 2005 acquisition. This patent intangible, after the impairment charge of approximately $12.2 million recorded in the second quarter of 2006, has a current estimated value of approximately $8.3 million and is being amortized over 11.5 years.

Impairment of goodwill and intangible assets

In the second quarter of 2006, we initiated  testing for impairment of our intangible assets and our goodwill due to the presence of impairment indicators including a preliminary expectation that third and fourth quarter 2006 originally projected revenues will not be attained, a decrease in expected future cash flows and a decline in the market price of our common stock . Upon completion of the impairment tests, we recorded non-cash impairment charges to intangible assets and goodwill of $12.2 million and $17.9 million, respectively.  We did not record an impairment charge for the same three month period in 2005. Also, see discussion under “Financial Overview.”

Interest Expense

Interest expense decreased by approximately $20,000 from $42,000 for the three months ended June 30, 2005 to approximately $22,000 for the three months ended June 30, 2006   primarily due to a reduction in interest payable for convertible debt that was converted in full in January 2006.

Interest Income

Interest income increased by approximately $56,000 from $44,000 for the three months ended June 30, 2005 to approximately $100,000 for the three months ended June 30, 2006 primarily due to an increased interest received on the Company’s investments in marketable securities in the three months ended June 30, 2006, as compared to the same period ending June 30, 2005.

Other expenses, net

We incurred other expenses, net of approximately $49,000 for the three months ended June 30, 2006 as compared to $62,000 for the three months ended June 30, 2005. The decrease is solely due to the decrease in the accrual of liquidated damages for failure to have a current prospectus available for the resale of common stock sold in the April 2004 and July 2004 private placements. The decrease in the accrual is due to the fact that the prospectus was current in April 2006 and our obligation to accrue liquidated damages under the April 2005 agreement ceased in April 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues

Revenues for the six months ended June 30, 2006 were approximately $758,000 compared with approximately $305,000 for the corresponding period in 2005. This increase is primarily due to increased sales in Unifresh® Footbath.  The revenue for the six months ended June 30, 2005, was entirely due to sales of Close Call™. We expect that revenue will continue to increase throughout fiscal year 2006 primarily due to the increased sales in Unifresh® Footbath and to a lesser extent due to the sales of our new products for the poultry and seafood processing industries.

Selling, General and Administrative

SGA expenses are primarily comprised of sales and marketing costs, compensation, professional fees, and general administrative costs. SGA costs for the six months ended June 30, 2006 increased by approximately $900,000 from $6.0 million for the six months ended June 30, 2005, to $6.9 million for the six months ended June 30, 2006. We anticipate that SGA costs will continue to decrease, as a percentage of revenues and in absolute dollars, in fiscal year 2006.

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, promotional expenses, advertising, public relations and trade shows. Sales and marketing costs increased by approximately $130,000 due to marketing research, branding and promotion for our Unifresh®Footbath product line roll-out, as well as increased compensation expense due to the hiring of additional sales personnel.

Compensation expense consists primarily of salaries and other related costs for senior management, finance and administrative employees of our company. Compensation expense increased by approximately $178,000 primarily due to an increase in severance costs associated with a reduction in administrative and warehouse personnel, and to a lesser extent due to salaries for personnel acquired through the July 2005 acquisition. In August 2006, we revised the salary structure of three of our employees and we terminated six other employees. As a result of these reductions we expect that we will experience cost savings of approximately $150,000 starting late in the third quarter of 2006.

Professional fees for the six months ended June 30, 2006 decreased by $2.3 million primarily due to a non-cash charge of approximately $2.5 million for stock options issued to an investor relations consultant for services provided in the six months ended June 30, 2005, partially offset by an increase of approximately $200,000 in legal fees associated with our SEC filings for the six months ended June 30, 2006.

General and administrative expenses consist primarily of rent, insurance and travel and entertainment expenses. The increase in general and administrative costs for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, was approximately $694,000. This increase was attributable to a settlement fee of approximately $249,000 for the termination of minimum purchase commitment obligations for Close Call™ bottles, increase in travel and entertainment expenses of  approximately $155,000, increase in general insurance costs of approximately $104,000, increase in rent and associated utility expenses for the Texas facility, acquired in the July 2005 acquisition, of approximately $72,000, increase due to the settlement of the “BOC” claim, discussed under legal proceedings, of approximately $50,000, increase in recruiting fees of approximately $20,000, and increase in provision for allowance for doubtful accounts of approximately $10,000.

Stock based compensation expense increased by approximately $2.2 million for the six months ended June 30, 2006. This increase is the result of implementing SFAS 123(R) in January 2006. The expense associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the six months ended June 30, 2006, stock compensation expense was allocated as follows :

(in thousands)
Sales and marketing	$221
Product development	175
General and administrative	2,448
$2,844

Product Development

Product development consists primarily of personnel costs to support product development. Product development and research costs for the six months ended June 30, 2006 decreased by approximately $97,000 or 10% to approximately $889,000 from approximately $986,000 for the six months ended June 30, 2005. This decrease is primarily due to our decision to focus our development efforts in a select smaller number of products, which were closer to commercialization rather than the larger number of products we were developing in the same time period in 2005.  The decrease in the number of products we are developing and testing in the six months ended June 30, 2006 resulted in the decrease in consulting expenses of approximately $361,000 and a decrease in third party laboratory testing costs of approximately $146,000 decrease.  This decrease was partially offset by an increase in stock based compensation of approximately $158,000, an increase in compensation costs of approximately $92,000, an increase in warehouse costs of approximately $91,000 and an increase in production supplies of approximately $70,000.  We expect that in fiscal 2006 product development expense will increase in absolute dollars as we continue to develop and enhance our product lines, but should decrease as a percentage of total revenues.

 Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets, increased by approximately $1.1 million from approximately $37,000 in the six months ended June 30, 2005, to approximately $1.2 million for the six months ended June 30, 2006, primarily due to the amortization of our utility patent intangible. This patent intangible, after the impairment charge of approximately $12.2 million recorded in the second quarter of 2006, has a current estimated value of approximately $8.3 million and is being amortized over 11.5 years.

Impairment of goodwill and intangible assets

In the second quarter of 2006, we initiated  testing for impairment of our intangible assets and our goodwill due to the presence of impairment indicators including a preliminary expectation that third and fourth quarter 2006 originally projected revenues will not be attained, a decrease in expected future cash flows and a decline in the market price of our common stock . Upon completion of the impairment tests, we recorded non-cash impairment charges to intangible assets and goodwill of $12.2 million and $17.9 million, respectively.  We did not record an impairment charge for the same six month period in 2005. Also, see discussion under “Financial Overview.”

Interest Expense

Interest expense decreased by approximately $106,000 from $155,000 for the six months ended June 30, 2005 to approximately $49,000 for the six months ended June 30, 2006   primarily due to a reduction in interest payable for convertible debt that was converted in full in January 2006.

Interest Income

Interest income increased by approximately $48,000 from $90,000 for the six months ended June 30, 2005 to approximately $138,000 for the six months ended June 30, 2006 primarily due to an increase in interest earned from the Company’s investments in marketable securities, as compared to the same period ending June 30, 2005.

Other expenses, net

We incurred other expenses, net of approximately $102,000 for the six months ended June 30, 2006 as compared to $62,000 of accrued liquidated damages for the six months ended June 30, 2005. We accrued approximately $136,000 for (i) liquidated damages for failure to have a current prospectus available for the resale of common stock sold in the April 2004 and July 2004 private placements, and (ii) a loss on a disposal of a vehicle in the amount of $50,000 as a result of the Settlement and Release Agreement we entered into with a former executive. This increase in expense was partially offset by the reduction of the fair market value of the registration rights liability by approximately $85,000.

Liquidity and Capital Resources

Overview

Since our inception, we have funded operations and investing activities through the sale of common stock, warrants and convertible debt under several private placements. Requirements for liquidated damages under some of these private placements may have an impact on our future liquidity. To date we have satisfied and/or received waivers for the provisions of a majority the agreements that would have otherwise required us to pay liquidated damages. Although the conditions that may result in liquidated damages are not in our control, we do not expect that any liquidated damage amounts we may be required to pay will be material.

Based upon our forecast of future revenues from our products in conjunction with the cash and marketable securities on hand, cash expected to be generated from operations may not provide adequate funding for our working capital over the next twelve months. We are rapidly depleting our cash resources and our ability to continue to operate and grow our business is dependent upon obtaining new financing and/or generating revenue growth from operations.  The cost of any new financing may be prohibitive. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If by the fourth quarter of 2006 we are unable to arrange new financing and/or generate sufficient revenue growth from existing and new business arrangements, our liquidity position will become significantly impaired and we will be forced to consider the further restructuring of our operations, the disposition of various assets, the seeking of protection from our creditors, or ceasing of operations and liquidation.

Operating Activities

At June 30, 2006 our cash, cash equivalents and marketable securities balances were approximately $4.0 million compared with $1.0 million at December 31, 2005.

Net cash used in operating activities for the six months ended June 30, 2006 was approximately $5.2 million, compared to net cash used in operating activities of approximately $4.9 million for the six months ended June 30, 2005.

We have fully reserved our note receivable of $890,000 from the Biofilm shareholders as there is no assurance that it is collectible. Also see discussion under “Off-Balance Sheet Arrangements”.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2006 was approximately $3.8 million as compared to approximately $5.2 million for the six months ended June 30, 2005. The decrease in net cash used in investing activities was primarily due to the repayment of loans in the six months ended June 30, 2005.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2006 was approximately $8.3 million, as compared to approximately $168,000 for the six months ended June 30, 2005.

The net cash provided by financing activities for the six months ended June 30, 2006 principally represents proceeds from the sale of common stock and warrants. In January 2006, we completed a private placement in which we raised gross proceeds of $9.3 million through the sale of 13,335,295 shares of our common stock at a purchase price of $.70 per share, which were sold together with warrants to purchase an additional 13,335,295 shares of our common stock at an exercise price of $1.00.

As partial consideration for the purchase of the pHarlo assets in the July 2005 acquisition, we issued a promissory note in the amount of $1,931,973 to Indian River Labs, L.L.C. (“IRL”). The promissory note bears interest of 3.4% per annum and is payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007. During the six months ended June 30, 2006 we paid approximately $483,000 under the IRL promissory note.

Registration Rights Agreements

In connection with the January 2006 private placement, we obtained waivers of all claims for liquidated damages relating to our inability to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the applicable registration rights agreement. We received these waivers from shareholders representing more than a majority of all outstanding securities issued in connection with the September 2005 private placement. In consideration for obtaining the waiver, we repriced the warrants issued to shareholders providing the waiver such that the exercise price of the warrants issued in connection with the September 2005 private placement was reduced from $3.00 to $1.00.  Under the waiver, the date by which the registration statement covering resale of the securities purchased in the September 2005 private placement was required to be declared effective was extended to May 23, 2006.  On April 26, 2006, we filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements.  We believe that we have used our best efforts to cause this registration statement to be declared effective and, therefore, pursuant to the terms of the applicable registration rights agreements, we believe that we are not currently liable for liquidated damages as a result of this registration statement not being declared effective by May 23, 2006.  Should the rights holders dispute that our best efforts were used, and we either accede to their assertion or are found to not have used our best efforts, the estimated maximum amount of liquidated damages for which we would be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2006, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose entities; material trading activities in non-exchange traded commodity contracts; or transactions with persons or entities that benefit from their non-independent relationship with us.

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

Contractual Obligations and Commitments

We had the following commitments as of June 30, 2006, which are comprised primarily of a research and development fee contract, consulting and employment contracts, a vendor agreement, notes payable, as well as numerous operating leases:

	(in thousands)
	Payments Due by
	Period	Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Research & development (“R&D”) fees (1)	$139	$139	$—	$—	$—
Consulting agreements	136	136	—	—	—
Employment agreements (2)	2,284	559	1,725	—	—
Vendor agreements	41	10	31	—	—
Operating leases	1,249	183	957	109	—
Note(s) payable	1,543	450	1,085	8	—
Total	$5,392	$1,477	$3,798	$117	$—

(1) On January 26, 2006, R&D fees payable under a Patent and Sub-License Agreement with pHarlo IP were amended so that these fees are (i) payable on a quarterly basis within 30 days after the end of each calendar quarter and (ii) are based on gross sales of our Company (or our affiliates) of products using the pHarlo technology. For fiscal year 2006, the R&D Fees must not be less than $150,000 and are capped at $500,000. The R&D Fees have no minimum amounts payable after 2006; however, they are capped at $2,000,000 for 2007, $4,000,000 for 2008, $8,000,000 for 2009 and $10,000,000 for 2010 and beyond. In the second quarter of 2006 we paid, under this agreement, approximately $11,000 of R&D fees related to the revenue generated in the first quarter of 2006.

(2) Subsequent to December 31, 2005, we terminated several of our existing employment agreements with some of our senior management and entered into new employment agreements with our current executive management. As of June 30, 2006 the revised estimated future minimum annual compensation under these employment agreements, including the new and terminated agreements for 2006, 2007, 2008 and 2009, is approximately $558,900, $892,800, $782,800 and $49,000, respectively.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective. As described in the our Quarterly Reports throughout 2005 and under Item 9A of Part II in our Annual Report on Form 10-KSB for the year ended December 31, 2005, we have already instituted and are continuing to implement, corrective actions with respect to the deficiencies in our disclosure controls and procedures.

Although we have instituted and are continuing to implement corrective actions with respect to the deficiencies in our disclosure controls and procedures, such corrective actions were not sufficient to detect an error in our Excel spreadsheet for the calculation of certain line items in the column captioned “May 13, 1996 (inception) to December 31, 2005” in our Consolidated Statements of Operations for the three years ended December 31, 2005 (the “Inception Column”). As a result of this error, we reported incorrect values in the Inception Column as follows:

•                  Although the amount of “Total Expenses” was correct, the components of Total Expenses (i.e., selling, general & administrative; product development; and depreciation and amortization) were incorrect.

•                  Although the amount of “Total other expense, net” was correct, two of the components of Total other expense, net (i.e., interest expense, net and liquidated damages) were incorrect.

Such error was caused by the lack of an automated financial reporting system and a small accounting staff that does not allow for a thorough review process. We have engaged a consultant to design financial reports so that we do not rely on spreadsheets and we will add additional accounting staff when our financial condition allows us to do so.

As noted above and under Item 9A of Part II in the our Annual Report on Form 10-KSB for the year ended December 31, 2005, there were changes to the our internal control over financial reporting that occurred during the our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

While every effort will be made to ensure the financial reporting system will adhere to our internal controls, we cannot be certain that additional material weaknesses will not be identified prior to the filing of management’s annual report on internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 26, 2005, a civil action captioned The BOC Group, Inc. v. Tasker Capital Corp., Randy Cable, and Shaun Porter was filed in the United States District Court for the District of Connecticut.  In the complaint, The BOC Group alleges that Mr. Porter and Mr. Cable, employees of Tasker, have breached certain restrictive covenants contained in their employment agreements with The BOC Group, and that we tortuously interfered with The BOC Group’s agreements with Mr. Porter and Mr. Cable. The BOC Group also claimed that we, Mr. Porter and Mr. Cable violated Connecticut’s statutes governing trade secrets and unfair trade practices. In July 2006, the matter was resolved by our payment of $50,000 to The BOC Group.

On January 18, 2006, a civil action captioned Dallas XXIX Corporate Square, L.P., v. Coast to Coast Laboratories and Tasker Capital Corp. was filed in the Circuit Court of Pinellas County, Florida. The plaintiff alleged that Coast to Coast Laboratories Corp., a wholly owned subsidiary of our company, breached a lease agreement and that we breached a guaranty. In June 2006 the matter was resolved by our payment of $25,000 to Dallas XXIX Corporate Square, L.P. The settlement and the stipulation of dismissal with prejudice was filed with the Court.

On May 25, 2006, a civil action captioned James Collins v. Tasker Products Corp. was filed in the Connecticut Superior Court for the Judicial District of Stamford.  In the complaint, Mr. Collins alleges that Tasker breached the employment agreement between him and our company.  Specifically, Mr. Collins alleges that he is due severance compensation pursuant to the employment agreement.  On June 29, 2006, we filed our answer to the complaint.  The answer also alleges numerous counterclaims against Mr. Collins, including a violation of Connecticut’s Uniform Trade Secrets Act, breach of duty of loyalty and various computer related offenses.  We are also presently seeking permission to implead our former President and CEO, Robert P. Appleby, for breach of duty of care, breach of duty of loyalty, and fraud in the inducement related to his entering into the employment agreement with Mr. Collins. The motion is currently pending.

Item 1A. Risk Factors

The following revises in its entirety the risk factors discussed in “ Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005. These risk factors could materially affect our business, financial condition or future results.

RISKS RELATED TO OUR BUSINESS

Unless we obtain new financing and/or generate revenue growth in the near future, our liquidity position will become significantly impaired and we could be forced to restructure or discontinue our operations

We are rapidly depleting our cash resources and our ability to continue to operate and grow our business is dependent upon obtaining new financing and/or generating revenue growth from operations.  The cost of any new financing may be prohibitive. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If by the fourth quarter of 2006 we are unable to arrange new financing and/or generate sufficient revenue growth from existing and new business arrangements, our liquidity position will become significantly impaired and we will be forced to consider the further restructuring of our operations, the disposition of various assets, the seeking of protection from our creditors, or ceasing of operations and liquidation.

We have lost money in each fiscal quarter since we changed our business model to the development of products in the oral care, food processing, skin care, water purification and pet industries. We expect future losses and we may never become profitable.

We have incurred losses in our operations in each quarter since we changed our business direction in late 2002. Net loss for the quarter ended June 30, 2006 and March 31, 2006 were approximately $33.7 million and $4.9 million, respectively and for the years ended December 31, 2005, December 31, 2004, December 31, 2003 and December 31, 2002 were approximately $4,925,000, $18,269,000, $6,072,000, $607,000 and $761,000, respectively. We expect to continue to incur losses in the short term. We expect operating expense to increase as we work to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability. If we are not able to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

We have a limited operating history in our present market and prospective investors have a limited historical basis on which to judge our ability to be successful.

We were originally organized for the purpose of engaging in the acquisition and exploration of mineral properties, primarily in the Province of British Columbia, Canada. During 2001, we allowed the option on our mineral property to lapse and began to investigate other business opportunities. In late 2002, we entered into an exclusive license to sell, develop, market and distribute consumer deodorant breath products, animal deodorant breath products and soft drink products using the pHarlo technology. Since late 2002, we have pursued this business plan and have expanded it to include the use of the pHarlo technology in the pre- and post-harvest food processing, skin care, pet care, hangover remedy, alcohol abatement and water purification industries. Additionally, we are investigating the applicability of the pHarlo technology to other aspects of the seafood industry.

Since inception, we have suffered recurring losses and net cash outflows from operations. We expect to continue to incur substantial losses to complete the development of our business. In addition, we only recently began shipping our first product, Close Call®, in February of 2005. We thus have a limited operating history upon which investors may base an evaluation of our likely future performance.

We recently completed a significant acquisition of certain assets of pHarlo Citrus Technologies, Inc. and other related entities. We cannot guarantee that we will be able to manage these new assets profitably.

On July 15, 2005, we purchased certain assets of pHarlo Citrus Technologies, Inc., Indian River Labs, LLC, pHarlo Citrus Properties Partnership, LLLP and Coast to Coast Laboratories, LLC, which four entities are referred to in this prospectus as the “Selling Entities.” This acquisition, or our 2005 Acquisition, represented a highly significant event for our company. Prior to the acquisition, we licensed the use of certain patent applications covering various uses for the pHarlo technology and improvements from the Selling Entities and also purchased the pHarlo concentrate, a concentrate made using the pHarlo technology from Indian River Labs. As a result of the 2005 Acquisition and the purchase of all of the working assets of Indian River Labs, we now control various uses of pHarlo technology in the manufacturing process for the pHarlo concentrate. Our business, financial condition and results of operations could suffer materially if we fail to successfully manage these assets and the manufacturing process.

Recent restatements and amendments to our interim financial statements and quarterly reports, as well deficiencies in our disclosure controls and procedures and internal control over financial reporting, may present a risk of future restatements and disclosure compliance errors and could in turn lead to legal exposure.

We have recently restated and amended our interim financial statements for the periods ended June 30, 2004 and September 30, 2004 and have recently filed amendments to our quarterly reports on Form 10-QSB for each of those periods reflecting these restatements. While in the process of amending our quarterly reports on Form 10-QSB to restate these financial statements, we became aware of certain required information that had been omitted and other information that needed to be changed or corrected. As a result of the foregoing, we revised these quarterly reports to correct this information and to state, among other things, that our disclosure controls and procedures were not effective as of June 30, 2004 and September 30, 2004.

As of December 31, 2005, March 31, 2006 and June 30, 2006, our management concluded that our disclosure controls and procedures were not effective. We are taking what we believe to be reasonable and appropriate steps to correct these deficiencies. We will also continue to assess the adequacy and appropriateness of these actions and adjust our remediation plan as needed or to reflect changes in our business. However, we cannot be certain when these deficiencies will ultimately be remediated and we expect that we will need a period of time over which to demonstrate that our disclosure controls are functioning appropriately to conclude that we have adequately remediated the deficiencies. Any failure to implement and maintain improvements in our disclosure and internal controls may present a risk of future restatements and disclosure compliance errors and could in turn lead to legal exposure. Any failure to improve these controls to address the identified deficiencies, or any other unidentified deficiencies, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock. This could have a material adverse effect on our business and financial results.

We have limited experience in the marketing of our products and may not be able to market them successfully.

We currently market Close Call, an oral hygiene breath drink, Tasker Pacific Blue™ Seafood Wash, a product used in commercial and retail seafood processing to extend shelf life, and Unifresh® Footbath, a grooming aid that helps clean and disinfect the hooves of dairy cows. We have also begun clinical testing of the pHarlo technology in the poultry scalding process and in various seafood applications. We are continuing our clinical research and hope to develop future products using the pHarlo technology in the pre- and post-harvest food processing, oral care, skin care, pet care, hangover remedy, alcohol abatement and water treatment industries.

These are diverse markets and we may not be aware of all the customs and practices and may not be able to successfully compete in these industries. We believe that we will need to hire appropriate consultants and staff to reach all of these markets successfully. The consultants that we may retain may not have had sufficient experience to enable us to completely understand the characteristics of these diverse industries. There can be no assurance that we will properly ascertain or assess any and all risks inherent in our proposed markets or that we will successfully enter into new markets or grow in our existing markets.

Our ability to reach some of the markets currently set forth in our business plan will require regulatory approval. In addition, new products that we may develop or acquire may also require regulatory approval.

The ingredients that we use to produce the pHarlo concentrate are approved as Generally Recognized as Safe by the FDA. Therefore, we believe that our current line of products that utilize the pHarlo concentrate, including the intended uses of these products, do not require further approval by the FDA. However, we may develop or acquire future products that use ingredients that will need to be approved by the FDA, or we may alter the intended uses of our current product, such that those products require additional FDA approval(s). There can be no assurance that FDA approval, if necessary, will be obtained.

The use of our pHarlo technology in the meat and poultry food processing applications requires the approval of the USDA. In August 2006 we received a Letter of No Objections from the Food Safety and Inspection agency of the USDA and we began the commercialization phase of this application of the pHarlo technology. There can be no assurance that we will successfully complete the commercial verification process. If we do not successfully complete the commercial verification process, this may have a material adverse effect on our business plan.

In addition to the poultry processing industry, we also intend to market the pHarlo technology for use in seafood processing, and may resume efforts to introduce the pHarlo technology in skin care and pet care products. If marketed in the United States or internationally, each of these product lines could potentially be subject to a variety of federal, state, and international regulatory authorities that could require additional testing, registration, pre-market approval, labeling, manufacturing, safety, recordkeeping and other obligations. There can be no assurance that the products will obtain the necessary approvals, or, if granted, that the approvals will not include significant limitations on the indicated uses for which the products may be marketed or other restrictions or requirements that may reduce the value of the products.

A key component of our business strategy is the proprietary nature of the pHarlo concentrate, and, therefore, our inability to protect our intellectual property rights could materially harm our business.

The pHarlo concentrate that we produce is based upon both the patent applications that we purchased in the 2005 Acquisition, as well as on certain base patents and base patent applications, or patents and applications that we license. We have entered into an exclusive worldwide royalty free sub-license with pHarlo IP, the exclusive licensee of the base patents and base patent applications, to exploit these base patents and applications in certain fields of use. Protecting this intellectual property, in addition to protecting the patent applications that we purchased in the 2005 Acquisition, is a key component to the success of our business. Although we have retained the right to enforce our rights as a sub-licensor under the base patents and base patent applications, if an infringement occurs within the field of use specified in our sub-license agreement, there can be no assurance that we would be successful in any action to protect our rights under the patent applications that we have purchased. In addition, there can be no assurance that the base patent applications or the patent applications that we have purchased will ultimately be protected by an issued patent.

Intense competition could harm our financial performance and the value of your investment.

The industries in which we will be marketing our products are characterized by intense competition. Through our acquisition of Coast to Coast Laboratories Corp., in the 2005 Acquisition from Coast to Coast Laboratories, we are currently marketing Unifresh Footbath concentrate, a grooming aid for dairy cows. Competitors in this product market usually contain Formaldehyde or other chemicals, which are harmful to the environment.

Although our oral hygiene product for humans, Close Call, is swallowed rather than emitted like mouthwash, our product may compete within the mouthwash industry generally. The mouthwash industry is a mature industry with several mass products such as Listerine®, Scope®, Act®, Peroxyl® and Cepacol® from participants, many of which are divisions of large corporations, such as Pfizer, Procter & Gamble, Johnson & Johnson, Colgate and Combe. These are well-established companies with vastly greater resources than we have.

Currently, there is little competition for bacterial inhibitors in the scalding process of poultry processors. We intend to expand the use of the pHarlo technology into the remaining operations of poultry processing, specifically the on-line reprocessing area, or an approved process that allows chicken with fecal material on the skin to be sprayed with a chemical disinfectant so that all such material is disinfected and/or removed prior to entry into the chilling process, or freezing process. However, we believe we will encounter competition in the chill process from manufacturers of sodium hydrochloride or sodium hypochlorite, chemical compound solutions frequently used as disinfectants and bleaching agents.

Currently, our product, Pacific Blue™, is the treatment in the market that eliminates odors on seafood by reducing the bacteria that causes spoilage. When and if the market for Pacific Blue™ develops, additional products created by competitors may enter the market and compete.

Ammonia is an ever-present element of the atmosphere in poultry houses. The detrimental effects of ammonia in poultry farming are widely known and several products focused on litter treatment are available in the market using sodium bisulfate and aluminum sulfate (Alum) that convert litter ammonium to ammonium sulfate, emitting a significantly lower ammonia level. Yucca schidigera extract is also used as an enzyme treatment in the poultry diet to reduce ammonia evolving from poultry manure. Some products currently available in the market include PLT® (Poultry Litter Treatment), Ultra Litter Treatment™ and Poultry Guard™, which are granulated products, BZT® and Premium Bio-Treat Poultry Blend.

Our Unifresh Footbath treats a highly infectious disease known as digital dermatitis that causes lameness, swelling and fever in dairy cows, resulting in a drastic decrease in milk production. Forms of treatment include antibiotic bandaging and topical sprays using Terramycin® (oxytetracycline — an antibiotic) and footbaths using Formalin (a saturated solution of formaldehyde), copper sulfate, Tetracycline (a broad-spectrum antibiotic) or Peracetic Acid (a disinfectant and sanitizer). Unifresh Footbath’s underlying technology, pHarlo technology, uses a highly acidified form of copper sulfate that helps control the bacteria that cause digital dermatitis. Some competing products using copper sulfate include QuickHit, Healthy Foot and HoofPro+ by SSI Corporation; Double-Action™ Hoof Treatment by West Agro, Inc.; and Hoofcare Supercharger manufactured by Marabo.

There may be a number of companies, universities and research organizations actively engaged in research and development of technology that could be similar to our processes and ultimately become our competitors. We cannot assure you that we will be able to successfully compete with current or future competitors who may have substantially greater assets, technical staff, established market share and greater financial and operating resources than we have. If we are unable to successfully compete with these industry competitors, it may have a material adverse effect on our business plan.

Some provisions of our amended and restated articles of incorporation, bylaws, and Nevada law may inhibit potential acquisition bids that you may consider favorable.

Our corporate documents contain provisions that may enable our board of directors to resist a change in control of our company even if a change in control were to be considered favorable by our stockholders. These provisions include:

•                  limitations on persons authorized to call a special meeting of stockholders;

•                  the ability of a majority of the directors then in office to fill vacancies in directorships; and

•                  no cumulative voting.

These and other provisions contained in our amended and restated articles of incorporation and bylaws could delay or discourage transactions involving an actual or potential change in control of us or our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current prices, and may limit the ability of stockholders to remove our current management or approve transactions that our stockholders may deem to be in their best interests and, therefore, could adversely affect the price of our common stock.

In addition, we are subject to control share acquisitions provisions and affiliated transaction provisions of the Nevada General Corporation Law, the applications of which may have the effect of delaying or preventing a merger, takeover or other change of control of us and therefore could discourage attempts to acquire our company.

RISKS RELATED TO OUR COMMON STOCK

Future sales of our common stock may cause our stock price to decline.

Since our inception, we have funded operations through common stock issuances in order to meet our strategic objectives. We have completed six private sales of common stock and securities convertible into common stock. We may, in the future, issue more shares of common stock in sales that may or may not be registered under the Securities Act of 1933, or the Securities Act. Our stock price may decline due to future sales of our shares or even the perception that such sales may occur.

Our stock price can be extremely volatile.

Our common stock is traded on the OTC Bulletin Board. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. The price of our common stock may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of our common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

The large number of shares available for future sale could adversely affect the price of our common stock.

As of June 30, 2006, approximately 16.3 million shares of common stock were issuable upon exercise of outstanding stock options with a weighted average exercise price of $0.87 per share, and approximately  21.5 million shares of common stock were issuable upon exercise of outstanding warrants with an exercise price of between $0.01 to $2.00 per share. Substantially all of the shares underlying these options and warrants have been registered for resale, and none of them are subject to any contractual restrictions on resale. Future sales of any of these shares, or the anticipation of such sales, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through an offering of equity securities. Further, any issuance of a substantial number of these shares would dilute the ownership interest of existing stockholders and could result in increased volatility in the price of our common stock.

Our common stock, which is quoted on the OTC Bulletin Board, has several disadvantages from those securities traded on The Nasdaq Stock Market.

Our common stock, which is quoted on the OTC Bulletin Board, has several disadvantages from those securities traded on The Nasdaq Stock Market. These disadvantages include the following:

•                  The SEC’s order handling rules, which apply to Nasdaq-listed securities, do not apply to securities quoted on the OTC Bulletin Board.

•                  Although The Nasdaq Stock Market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards, the OTC Bulletin Board has no listing standards. Rather, it is the market maker who chooses to quote a security on the system by filing an application with the NASD. The NASD cannot deny an application by a market maker to quote the stock of a company. The only requirement for inclusion in the OTC Bulletin Board is that the issuer be current in its reporting requirements with the SEC.

•                  Trading activity on the OTC Bulletin Board in general is not conducted as efficiently and effectively as with Nasdaq-listed securities. Investors must contact a broker-dealer to trade OTC Bulletin Board securities. Investors do not have direct access to the bulletin board service. For bulletin board securities, there only has to be one market maker.

•                  Bulletin board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution.

•                  Shares traded on the OTC Bulletin Board generally are quoted with greater spreads between bid and ask and may be more expensive to buy or sell.

•                  Because bulletin board stocks are usually not followed by analysts, there may be lower trading volume than for Nasdaq-listed securities.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Exchange Act of 1934, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. In such event, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

If we are unable to comply with the terms of registration rights agreements to which we are a party, we may be obligated to pay liquidated damages to some of our security holders.

In connection with our April 2004, July 2004, December 2004, September 2005 and January 2006 private placements, we entered into registration rights agreements with certain of our security holders in which we agreed to prepare and file with the SEC registration statements to register certain shares of common stock, which registration statements must be maintained effective for certain specified periods.  If we are unable to comply with these provisions of these registration rights agreements, we may be obligated to pay liquidated damages to the holders of the securities covered by such registration rights agreements. If we are required to pay such liquidated damages or other amounts to these holders, our business, financial condition, operating results and cash flows would be materially adversely affected.

Registration statements with respect to the April 2004, July 2004 and December 2004 private placements were filed and declared effective in a timely manner.  However, on June 14, 2006, we notified the holders of securities acquired in these private placements that the prospectuses contained within these registration statements contained financial and other information that was not current and that, as a result, such prospectuses could not be used to offer and sell such securities.  Our obligation to accrue liquidated damages under these registration rights agreements ceased in April 30 and July 22, 2006, respectively.  Through July 22, 2006, we have accrued $361,000 in liquidated damages related to these agreements.

We were unable to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the applicable registration rights agreement.  However, in connection with the January 2006 private placement, we obtained waivers of all claims for liquidated damages relating to our inability to have such registration statement declared effective by the specified deadline. Under the waiver, the date by which the registration statement covering resale of the securities purchased in the September 2005 private placement was required to be declared effective was extended to May 23, 2006.  On April 26, 2006, we filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements.  We believe that we have used our best efforts to cause this registration statement to be declared effective and, therefore, pursuant to the terms of the applicable registration rights agreements, we believe that we are not currently liable for liquidated damages as a result of this registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that our best efforts were used, and we either accede to their assertion or are found to not have used our best efforts, the estimated maximum amount of liquidated damages for which we would be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000.

Since our common stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

A public company’s common stock is subject to the penny stock rules promulgated under the Securities Exchange Act of 1934, or Exchange Act, unless its net tangible assets are greater than $2,000,000 or its common stock has a market price per share greater than $5.00. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•                  make a special written suitability determination for the purchaser;

•                  receive the purchaser’s written agreement to a transaction prior to sale;

•                  provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks,” as well as a purchaser’s legal remedies; and

•                  obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in “penny stock” can be completed.

Since our common stock is subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2006, we granted the following stock options:

•                     On May 11, 2006, stock options to purchase an aggregate of 530,000 shares of common stock, at an exercise price of $1.00 per share, with a contract term of ten years and a vesting term of two year, were granted to six non-executive employees

The grant of such stock options to the above-listed persons was not registered under the Securities Act of 1933, because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2).

Item 4.    Submission of Matters to a Vote of Security Holders

We held our 2006 Annual Meeting of Stockholders on June 16, 2006. The following matters were voted upon at the Annual Meeting:

Holders of 76,303,187 shares of our common stock voted to elect James Burns to serve for a term of one year and holders of 3,869,649 shares of our common stock withheld votes from this director.

Holders of 66,118,754 shares of our common stock voted to elect Albert Canosa to serve for a term of one year and holders of 14,054,082 shares of our common stock withheld votes from this director.

Holders of 79,382,472 shares of our common stock voted to elect Richard Falcone to serve for a term of one year and holders of 790,364 shares of our common stock withheld votes from this director.

Holders of 79,496,972 shares of our common stock voted to elect William Miller to serve for a term of one year and holders of 675,864 shares of our common stock withheld votes from this director.

Holders of 79,175,562 shares of our common stock voted to elect Steven Zavagli to serve for a term of one year and holders of 3,997,274 shares of our common stock withheld votes from this director.

Holders of 79,210,878 shares of our common stock voted to amend the Company’s Articles of Incorporation to increase the maximum size of the Company’s Board of Directors from five to seven, holders of 940,358 shares of our common stock voted against this resolution and holders of 21,600 shares of our common stock withheld votes from this resolution.

Holders of 79,662,119 shares of our common stock voted to amend the Company’s Articles of Incorporation to change the Company name from Tasker Capital Corp. to Tasker Products Corp., holders of 217,031 shares of our common stock voted against this resolution and holders of 293,686 shares of our common stock withheld votes from this resolution.

Holders of 32,793,063 shares of our common stock voted to approve the Company’s 2006 Stock Plan, authorizing the issuance of 2,500,000 shares of our common stock, holders of 2,294,484 shares of our common stock voted against this resolution, holders of 3,127,705 shares of our common stock withheld votes from this resolution and holders of 41,957,854 shares of our common abstained from voting.

Holders of 78,868,487 shares of our common stock voted to ratify the appointment of Rothstein, Kass & Company, P.C. as our independent auditors for the current fiscal year, holders of 976,847 shares of our common stock voted against ratifying this appointment and holders of 327,502 shares withheld votes from this ratification.

Item 6. Exhibits

3.1	Articles of Incorporation of Tasker Products Corp., as amended (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 filed on July 20, 2006)
10.1	Termination Agreement with James Burns as of August 1, 2006
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certifications by Principal Executive Officer
32.2	Section 1350 Certifications by Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER PRODUCTS CORP.

Date: August 14, 2006	By:	/s/ Stathis Kouninis
Stathis Kouninis
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

3.1	Articles of Incorporation of Tasker Products Corp., as amended (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 filed on July 20, 2006)
10.1	Termination Agreement with James Burns as of August 1, 2006
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certifications by Principal Executive Officer
32.2	Section 1350 Certifications by Principal Financial Officer