Form 10KSB/A
period 2005-12-31
TASKER PRODUCTS CORP
filed 2006-10-26
CIK 1084557

United States
Securities and Exchange Commission
Washington, D.C. 20549

AMENDMENT NO. 1
TO

FORM 10-KSB/A

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 00-32019

TASKER CAPITAL CORP.

(Name of small business issuer in its charter)

Nevada	88-0426048
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

39 Old Ridgebury Road, Danbury, CT 06810
(Address of principal executive offices) (Zip Code)

203-730-4350

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

300,000,000 Common Shares Par $0.001 Per Share

(Title of each class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

State issuer’s revenues for its most recent fiscal year: $705,467

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale of the registrant’s common stock at the close of March 17, 2006, was approximately $61.8 million (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.

The number of shares outstanding of issuer’s common stock at March 17, 2006 was approximately 104.8 million.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

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

EXPLANATORY NOTE

Tasker Capital Corp. hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2006, as set forth in this Annual Report on Form 10-KSB/A (Amendment No. 1), in response to comments from the Securities and Exchange Commission related to our Registration Statement on Form S-1, as amended, filed on April 26, 2006 .

i

ii

Forward-Looking Statements

Because we want to provide you with meaningful and useful information, this annual report contains certain forward-looking statements that reflect our current expectations regarding our future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth under “Risk Factors,” which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after March 31, 2006 or to reflect the occurrence of unanticipated events.

The Tasker name and logo and the names of products offered by us are trademarks, registered trademarks, service marks or registered service marks of Tasker. All other trademarks and service marks appearing in this prospectus are the property of their respective holders.

As used herein, Close CallTM, Unifresh®, Tasker Pacific Blue™, and Breath Rephresh™ are trademarks of Tasker Products Corp.

iii

PART I

As used in this annual report on Form 10-KSB, “we,” “us,” “our,” “Tasker” and “our company” refer to Tasker Capital Corp. and our subsidiaries, unless the context otherwise requires.

ITEM 1.                             DESCRIPTION OF BUSINESS

BUSINESS OF OUR COMPANY

Overview

We manufacture, distribute and market a variety of products using a process we refer to as “pHarlo technology.” These products are covered by one or more patents, or base patents, and manufactured using the pHarlo technology, which is covered by those patents. The pHarlo technology utilizes a safe solution, which we call the pHarlo concentrate, and is a solution whose components have been accepted as Generally Recognized as Safe by the U.S. Food and Drug Administration, or FDA. This safe solution enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values, or measurements of acidity or alkalinity in a solution. A Generally Recognized as Safe designation for our solution allows it to be added to food and is considered to be safe for human consumption by experts and, therefore, exempt from the usual Federal Food, Drug and Cosmetic Act food additive tolerance requirements.

We currently market:

•                   Close Call, an oral hygiene breath drink; and

•                   Unifresh Footbath, a grooming aid for dairy cows.

As a result of our acquisition of certain assets of pHarlo Citrus Technologies, Indian River Labs, LLC, pHarlo Citrus Properties Partnership, LLLP, and Coast to Coast Laboratories, LLC, we now own the utility patent applications and provisional patent applications associated with the pHarlo technology in our field of use, and have entered into a new sub-license agreement for the base patents associated with the pHarlo technology.

We have begun the in-plant testing process for USDA approval to use the pHarlo technology in the scalder process of poultry processing, which is a method of loosening feathers so that they can be picked and removed mechanically. Poultry processing at high-volume plants includes washing the chickens two times, once in a hot water bath, or scalder, and once post-evisceration and placing the chickens in a chiller, or freezer, thereby killing bacteria and reducing spoilage. When our anti-microbial solution is used in the poultry processing, it can be added to the water in the scalder to reduce the cross-contamination that tends to occur in these communal baths. Future applications of this product may include treatment of the water in the post-evisceration washing and in the chiller.

We are also in the process of conducting tests of the pHarlo technology in other pre-harvest, or on-farm, and post-harvest, or food processing, applications, including seafood and poultry farming, as well as in water treatment uses. We are also in various stages of developing future product lines using the pHarlo technology in the skin care and pet products industries.

Corporate History

We were organized as a Nevada corporation on February 2, 1999 to explore for and, if possible, develop mineral properties primarily in the Province of British Columbia, Canada, through our wholly owned subsidiary, Tanuta Ventures Corp. (“Tanuta”). Tanuta was incorporated under the laws of the Province of British Columbia, Canada, on May 13, 1996. This initial business endeavor ceased in 2002.

In late 2002, we entered into an exclusive license agreement with a privately held development company, pHarlo Citrus Technologies, Inc., to sell, develop, market and distribute consumer deodorant breath products, animal breath products and soft drink products using pHarlo Citrus Technologies’ patented pHarlo technology. In 2004, we cancelled the 2002 license agreement and entered into two Exclusive License Agreements, one covering the products covered by the 2002 license agreement, and the other covering the sale, marketing and distribution of post-harvesting processing aids, or chemicals that assist with microbial reduction and shelf life extension without changing food characteristics, to the poultry industry. In July 2005, we acquired certain assets of pHarlo Citrus Technologies, Indian River Labs, LLC, pHarlo Citrus Properties Partnership, LLLP, and Coast to Coast Laboratories, LLC, and now own the utility patent applications and provisional patent applications associated with the pHarlo technology in our fields of use. In this prospectus, we refer to these four entities as the “Selling Entities” and to this acquisition as the “2005 Acquisition.” In connection with the 2005 Acquisition, we also entered into a new sub-license agreement for the base patents associated with the pHarlo technology.

Management Changes

On November 22, 2005, the Board of Directors of our company (the “Board”) terminated Robert P. Appleby as our Chief Executive Officer and President. On December 23, 2005, Mr. Appleby resigned from the Board. Effective January 26, 2006, the Board appointed Richard D. Falcone, Chairman of the Board’s Audit Committee since August 2005, as the new President and Chief Executive Officer of our company. In connection with his appointment as President and Chief Executive Officer, Mr. Falcone resigned from service on the Audit Committee and Compensation Committee. Effective February 3, 2006, we appointed Mr. Albert A. Canosa to fill a vacancy on the Board. Mr. Canosa serves as the new Chairman of the Audit Committee and also serves on the Compensation Committee.

On February 8, 2006, we appointed Mr. Stathis Kouninis to serve as our Chief Financial Officer replacing Mr. Robert Jenkins, who resigned effective February 8, 2006.

Financings

To fund our operations, we completed three financings in 2004. In April 2004, we sold $800,000 of 7% debentures, convertible into common shares at $0.05 per share; warrants to purchase 8,000,000 shares at $0.10 per share (subsequently modified to $0.05 per share in September 2004 and $0.01 per share in May 2005), which expire five years from the date of issuance and warrants to purchase 8,000,0000 shares of common stock at $0.20 per share (subsequently modified to $0.05 per share in September 2004 and $0.01 per share in May 2005). In July 2004, we completed a private placement of $1,647,674 of convertible debentures with an original discount of 16%, which were convertible into 8,238,370 common shares at $0.20 per share, and warrants to purchase 3,461,500 of its common shares at $0.25 per share (subsequently the exercise price of the warrant was modified to $0.05 per share in September 2004 and $0.01 per share in May 2005), which expire five years from the date of issuance. In December 2004, we completed the private placement of 9,406,250 shares of our common stock with several accredited investors for an aggregate purchase price of $15,050,000. Emerging Growth Equities Ltd. served as placement agent and received a cash payment of 6% of the funds raised in the offering and a warrant to purchase 562,500 of our common shares exercisable at $2.00 per common share, which expires in three years.

In September 2005, we raised an additional $6,484,599 through the sale of 2,947,545 shares of our common stock, to a group of accredited investors, at a purchase price of $2.20 per share. As part of this placement the investors also received warrants exercisable for 1,473,679 of our common stock at an exercise price of $3.00 per share (subsequently the exercise price of the warrant was modified to $1.00 per share in January 2006). The warrants expire five years from the date of issuance.

In January 2006, we sold 13,335,925 units consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.00 per share for $0.70 per unit. The gross proceeds to us at the closing of this private placement, exclusive of the exercise price of the warrants, were $9,335,148. The warrants expire five years from the date of issuance. Emerging Growth Equities, Ltd. served as placement agent for the transaction. As compensation for serving as placement agent, Emerging Growth Equities, Ltd. received a cash payment equal to 6% of the gross proceeds from the private placement, and also received a warrant exercisable for shares of our common stock in an amount equal to 6% of the gross proceeds from the sale of the shares and warrants divided by $0.70. The warrant to Emerging Growth Equities has an exercise price of $1.00 and is exercisable immediately for a term of five years.

Current and Projected Markets

On November 21, 2005, we announced that we planned to refocus our operations, reduce costs, strengthen management and streamline operations. As part of this refocusing effort, we reviewed our various product lines, and announced our intention to concentrate our resources on the development of our poultry processing products, our seafood processing products and our Unifresh Footbath and Unifresh Pen Spray products.

Products

Unifresh Footbath

We currently market Unifresh Footbath concentrate, a grooming aid that helps clean and disinfect the hooves of dairy cows. Because of the bacteriostatic properties of the pHarlo technology, this product helps control bacteria that infect the hooves of cows and cause interdigital dermatitis, or a bacterial infection of the skin on a cow’s hoof, and interdigital papillomatosis, or a disease that affects a cow’s hoof that may cause severe lameness, decreased milk yield, body weight loss, decreased reproductive performance and increased veterinary expenses. Unifresh Footbath concentrate was launched during the third quarter of 2005. In the fourth quarter of 2005, we discovered that our Unifresh Footbath product’s effectiveness was diminished in water that had abnormally high alkaline content. We reformulated our Unifresh Footbath concentrate with the addition of a compound that neutralizes alkali, or a type of base that has a pH greater than 7, which can increase the pH of water or soil. In the first quarter of 2006, we introduced our enhanced formulation to the market. It is currently being sold to dairy farms throughout the U.S. through our sales force, independent brokers and farm product distributors. We currently market the product as a grooming aid. No federal agency approvals are required for marketing this product.

Close Call

Our oral hygiene drink, Close Call, is marketed as an oral hygiene breath drink that eliminates odors from tobacco, garlic, onion and alcohol. The FDA requires companies making structure or function claims relating to a dietary supplement product, such as Close Call, to “certify that the firm has substantiation that the claim is truthful and not misleading.” While the FDA does not require any presentation of this support, it does require a notice of dietary supplement ingredients and claims. This is currently being prepared. We currently market the product as a beverage, but there can be no assurance that the FDA will agree with this characterization or the product claims, which could result in additional regulatory requirements and potentially subject us to a variety of enforcement actions.

We believe that our Close Call product could be marketed more efficiently by a company either already established in the industry or with more commercial resources. Therefore, we plan to seek to license and/or sell the Close Call brand or derivative applications.

Poultry Processing Products

In August 2005, we began the in-plant commercial verification process for USDA approval to use the pHarlo technology in the scalder process of poultry processing. The first in-plant commercial verification test was completed in October 2005, and submitted to the USDA shortly thereafter. On February 6, 2006, we received a Letter of No Objections from the Food Safety and Inspection Service of the USDA for the continuation of in-plant trials at the facility in Athens, Georgia, as well as two additional poultry processors. The trial involves the application of the pHarlo technology as an antimicrobial in the scalder and post-feather picker processes. The feather picker process is a method used in chicken processing that receives chickens immediately after the scalder and mechanically removes feathers. Upon the successful completion of these trials, which began in March 2006 and are scheduled to be completed late in the second quarter of 2006, a summary of the results will be submitted to the Food Safety and Inspection Service for review and, upon the receipt of a Letter of No Objections from the Food Safety and Inspection Service, we will begin the commercialization phase for the specific applications. While we expect the product to be approved for this use, there can be no assurance of this result.

In February 2005, we announced that we were working with Groupe Doux to procure European Union regulatory approval for use of the pHarlo technology in the scalder and chill processes of poultry processing. Upon receiving approval from the European Union, Groupe Doux has indicated to us that it anticipates utilizing the pHarlo technology in its European poultry processing plants. There can be no assurance that the European Union will approve the use of the pHarlo technology for use in poultry processing and, if such approval is achieved, there can be no assurance that we will enter into a commercial contract with Groupe Doux or, if we do, that such a commercial contract will be profitable.

In addition to the testing of our pHarlo technology for use in poultry processing and in poultry pens by Groupe Doux in France, we have a number of initiatives for use of the technology underway in several international markets. We have begun product registrations and regulatory approvals in Canada, Mexico, Chile, China, New Zealand and Australia. Commercial site testing will begin upon receipt of all necessary government approvals.

Seafood Processing Products

We recently began marketing the pHarlo technology for use in pathogen reduction, or a process by which certain bacteria that cause disease or illness are reduced in number or eliminated, and shelf life extension in seafood processing. Our product, Tasker Pacific Blue Seafood Wash, has been tested at the North Carolina State Center for Marine Science & Technology, Virginia Tech University and Mississippi State University on shrimp, mahi mahi, salmon, flounder, scallops and catfish. The results of these studies indicated that the pHarlo technology could possibly double the shelf life on catfish filets and significantly increase the shelf life of scallops. No federal agency approvals are required for the marketing of this product.

Testing methodologies have been developed for the testing of a number of different fish species in commercial installations. The objectives have been to determine the efficacy of the Tasker Pacific Blue Seafood Wash as an anti-microbial, shelf life extender, and odor remover. Tests are conducted using different contact times of sprays or dips to administer the product to the surface of whole fish, headed and gutted fish, and fish fillets, as well as shrimp and scallops. After treatment the products were stored on ice and samples taken to measure the quality improvements in terms of lower bacteria counts and/or the improvements in appearance, odor and flavor (known as organoleptic quality attributes).

In the processing of fish and seafood species, water is used in the process at many points after harvesting. Therefore, the use of dip tanks and sprays of chilled water are normal and common. The addition of the Tasker Pacific Blue Seafood Wash to these wash waters is an easy adaptation of existing process equipment. Commercial scale run tests began in December 2005.

Unifresh Pen Spray

In 2005, Groupe Doux, one of Europe’s premier poultry processors, began conducting in-house tests on Tasker’s Unifresh Pen Spray, a product that is still in development in the United States. These initial tests were designed to verify the appropriate delivery mechanism for Unifresh Pen Spray in pens with high concentrations of poultry and to test the efficacy of the product. The testing process in Europe and the United States for the poultry Unifresh Pen Spray was based on data obtained from small scale testing by universities in the United States. A protocol was established that determined:

•                  the concentration and volume per area of the product to be sprayed in the chicken pen (house);

•                  the mode of application (spray method);

•                  the exact times in the chicken growth cycle when the product was to be sprayed; and

•                  when the air inside the chicken house was to be sampled for ammonia levels.

Unifresh Pen Spray is a product designed to reduce or neutralize the ammonia byproduct in poultry pens. High ammonia levels can have adverse effects on poultry health, including impacting weight and mortality rates. Unifresh Pen Spray, which is in development and is expected to begin testing in the United States this year, is a product designed to reduce or neutralize the ammonia byproduct in poultry pens. On February 9, 2006, we announced that Groupe Doux had begun the second phase of testing of Unifresh Pen Spray. This phase of testing will be conducted at several of Groupe Doux’s poultry farms in France over a fifteen week period, and is expected to achieve a suitable statistical representation that will provide more reliable results. We also expect to begin testing Unifresh Pen Spray in the United States in 2006. No federal agency approvals are required for the marketing of this product.

Government Approvals and Regulations

All of the ingredients used to produce the pHarlo concentrate are acknowledged as Generally Recognized as Safe by the FDA. Therefore, we believe that our current line of products that utilize the pHarlo concentrate, including the intended uses of these products, do not require further approval by the FDA. These ingredients are already in wide use in the food industry and are readily available. The unique combination of these ingredients and the preparation process of the pHarlo formula are protected under two U.S. patents and are covered in several pending patent applications in the U.S. and elsewhere. The use of the pHarlo technology in food processing, with the exception of meat and poultry, has been approved by the FDA in letters addressed to us, dated February 18, 2004 and March 24, 2005.

The use of the pHarlo technology in meat and poultry food processing applications requires the approval of the USDA. In August 2005, we began the in-plant commercial verification process for USDA approval to use the pHarlo technology in the scalder process of poultry processing. The Food Safety and Inspection Services agency of the USDA, or FSIS, shares the responsibility for reviewing antimicrobials for use on meat, poultry and egg products. FSIS has the authority to determine that new substances and uses of previously approved substances are suitable for use. In February of 2005, we submitted reports and laboratory data to the FSIS, requesting approval as an anti-microbial processing aide for poultry scalders. The FSIS directed us to prepare a proper protocol and conduct an in-plant trial to prove the safety and effectiveness of the anti-microbial. The first in-plant commercial verification test was completed in October 2005. In January 2006, the FSIS indicated that the data from the in-plant trial was sufficient to support additional trials. While we expect the product to be approved for this use, there can be no assurance of this result.

We also may resume efforts to introduce the pHarlo technology in skin care and pet care products. If marketed in the United States, each of these product lines could potentially be subject to a variety of federal, state and regulatory authorities, which could require additional testing, registration, pre-market approval, labeling, manufacturing, safety, recordkeeping and other obligations. There can be no assurance that we will ultimately market these products, that the products will obtain the necessary approvals, or, if granted, that the approvals will not include significant limitations on the indicated use for which the products may be marketed or other restrictions or requirements that may reduce the value of the products.

Manufacturing

We currently manufacture the concentrate used for all of the products we currently market, including Close Call and Unifresh Footbath, in our facility located in Conroe, Texas. We believe our facility procedures and manufacturing process assures the finished products meet specifications and comply with applicable regulatory requirements, but there can be no assurance that the pertinent regulatory authorities will agree with this conclusion, which could result in a variety of enforcement actions. It is possible that additional manufacturing facilities or controls will be necessary to market the product lines currently under development.

All of the raw materials required for the production of our concentrate are widely available in ample quantities form various qualified outside vendors. Accordingly, we do not anticipate that there will be supply interruption of these materials or that price increases will have a material adverse effect on us.

Strategic Relationships

In 2004, we entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC, or Wynn Starr. Under the terms of this agreement and its subsequent amendments, we have granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. Wynn Starr is also responsible for taking the pHarlo concentrate provided by us and blending it with liquids to create the finished product that it ultimately distributes. In return for this license, Wynn Starr has agreed to pay us a royalty of $70.00 per gallon on all net sales (as defined in the Exclusive Field of Use License Agreement and Product Sale Agreement) sold by Wynn Starr for which payment is received from customers. We are currently renegotiating this royalty arrangement to align its terms to the current market demand for the product. Steven B. Zavagli, a member of our board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

Due to the 2005 Acquisition, we now own the tangible assets used in the manufacturing process for the pHarlo concentrate. The pHarlo concentrate is based upon both the patent applications that we purchased in the acquisition, as well as on the base patents associated with the pHarlo technology. We have entered into an exclusive worldwide license, the Sub-License Agreement, with pHarlo IP, LLC, the exclusive licensee of the base patents, to exploit the base patents in our fields of use. Pursuant to the Sub-License Agreement, we also granted pHarlo IP an exclusive (even to us) royalty-free worldwide right and license to import, export, make, manufacture, use and sell any inventions outside of our fields of use that were disclosed and claimed in the patent applications that we purchased in the acquisition. The terms of the Sub-License Agreement are more fully discussed under the caption “Intellectual Property Rights.”

Distribution Channels

We expect to sell our products through distributors, strategic intermediaries (such as Wynn Starr) and directly to commercial end-users. The choice of distribution channel will vary by product and will be decided by our management according to our strategic objectives.

Competition

The industries in which we will be marketing our products are characterized by intense competition. Our business plan includes developing and marketing the pHarlo technology in seafood processing and a wider range of poultry processing markets. Through our acquisition of Coast to Coast Laboratories Corp. in the 2005 Acquisition, we are currently marketing Unifresh Footbath concentrate, a grooming aid for dairy cows. Competitors in this product market usually contain Formaldehyde or other chemicals, which are harmful to the environment. Additionally, our license with pHarlo IP entitles us to develop and market uses of the pHarlo technology in pre-harvest and post-harvest food processing, skin care, oral care, including hangover remedy and alcohol abatement, water purification and pet care industries. There is significant competition in these markets, but we believe that the pHarlo technology will provide us with a competitive advantage.

Unifresh Footbath

Our Unifresh Footbath treats a highly infectious disease known as digital dermatitis that causes lameness, swelling and fever in dairy cows, resulting in a drastic decrease in milk production. Forms of treatment include antibiotic bandaging and topical sprays using Terramycin® (oxytetracycline – an antibiotic) and footbaths using Formalin (a saturated solution of formaldehyde), copper sulfate, Tetracycline (a broad-spectrum antibiotic) or Peracetic Acid (a disinfectant and sanitizer). Unifresh Footbath’s underlying technology, pHarlo, uses a highly acidified form of copper sulfate that helps control the bacteria that cause digital dermatitis, as compared to competing copper sulfate products that are non-ionized. Some competing products using copper sulfate include QuickHit, Healthy Foot and HoofPro+ by SSI Corporation; Double-Action™ Hoof Treatment by West Agro, Inc.; and Hoofcare Supercharger manufactured by Marabo.

Close Call

Although our oral hygiene product, Close Call, is swallowed rather than emitted like mouthwash, our product may compete within the mouthwash industry generally. The mouthwash industry is a mature industry with several mass products such as Listerine®, Scope®, Act®, Peroxyl® and Cepacol® from participants, many of which are divisions of large corporations, such as Pfizer, Procter & Gamble, Johnson & Johnson, Colgate and Combe. These are well-established companies with vastly greater resources than we have. However, we believe Close Call has a major advantage over these competitors because of our use of pHarlo concentrate as a key ingredient and its effective elimination of bad breath odors resulting from eating, smoking and drinking.

Poultry Processing

Currently, there is little competition for bacterial inhibitors in the scalding process of poultry processors. We believe that the introduction of the pHarlo technology to this specific process will be considered a breakthrough because it seeks to reduce pathogenic bacteria in poultry products. Additionally, we intend to expand the use of the pHarlo technology into the remaining operations of poultry processing, specifically the area for on-line reprocessing, or an approved process that allows chicken with fecal material on the skin to be sprayed with a chemical disinfectant so that all such material is disinfected and/or removed prior to entry into the chilling process, or freezing process. However, we believe we will encounter competition in the chill process from manufacturers of sodium hydrochloride or sodium hypochlorite, chemical compound solutions frequently used as disinfectants and bleaching agents. We believe that our product presents a healthier, yet more effective, alternative to the use of sodium hydrochloride and sodium hypochlorite. We further believe that, because the poultry processing industry is a very large industry, our presence in that market will attract other products designed to reduce or eliminate bacteria. We believe that the effectiveness of the pHarlo technology and its competitive pricing will enable us to successfully compete against existing and future competitive products in the poultry processing industry.

Pacific Blue™ Seafood Application

Our seafood application, Pacific Blue™, an antibacterial treatment that eliminates odors and extends the shelf life of seafood products, is targeted for the retail industry. The natural spoilers of seafood quality, bacteria, enzymes, dehydration, oxidation and contamination, Bacteria and enzymes (proteins that aid in digestion) are present in all fish and shellfish, but their activity increases at higher temperatures. These spoilers break down the flesh of seafood, turning firm, resilient tissue soft and mushy. This process affects taste, appearance and texture and develops a strong “fishy” smell. Retailers displaying unpackaged fresh seafood generally maintain the seafood at temperatures between 29°-34° Fahrenheit to preserve freshness. Seafood exposed to air will dehydrate causing a loss of fluids, which decreases the net product weight and damages texture and color. To prevent dehydration, retailers frequently mist fresh fish on display with water. Currently, our Pacific Blue™ is the treatment in the market that eliminates odors on seafood by reducing the bacteria that causes spoilage. When and if the market for Pacific Blue™ develops, additional products created by competitors may enter the market and compete.

Poultry Pen Spray

Ammonia is an ever-present element of the atmosphere in poultry houses. The ammonia is created by the decomposition of excess proteins and uric acid excreted by chickens. Under conditions of heat and high humidity, ambient ammonia can reach levels that are dangerous, if not fatal, to chickens. Adverse effects on poultry may include the ability or desire to feed, thus reducing the maximum weight gain that may be expected during the growth cycle. The detrimental effects of ammonia in poultry farming are widely known and several products focused on litter treatment are available in the market using sodium bisulfate and aluminum sulfate (Alum) that convert litter ammonium to ammonium sulfate, emitting a significantly lower ammonia level. Yucca schidigera extract is also used as an enzyme treatment in the poultry diet to reduce ammonia evolving from poultry manure. Some products currently available in the market include PLT® (Poultry Litter Treatment), Ultra Litter Treatment™ and Poultry Guard™, which are granulated products, BZT® and Premium Bio-Treat Poultry Blend.

Dependence on Certain Customers

For the year ended December 31, 2005 there was no single customer that accounted for 10% or more of our consolidated revenue.

Intellectual Property Rights

Patents

Pursuant to the 2005 Acquisition, we acquired the rights to the following utility patent applications, which applications include both United States applications and PCT applications, or patent applications filed under the Patent Cooperation Treaty, which allows us at a future date to file patent applications in a number of foreign countries or national phase filings. We plan to undertake certain national phase filings, and include two United States Provisional Applications not yet subject to any international application (the “Transferred Patents”):

•                  Antimicrobial Composition for Pre-Harvest and Post-Harvest Treatment of Plants and Animals (filed on August 20, 2004);

•                  Skin Care Composition for Dermatological Disorders including burn and wrinkle creams (United States Provisional Application);

•                  Oral Health Care Drink and Method for Reducing Malodors (filed on December 21, 2004);

•                  Antimicrobial Food Additive and Treatment for Cooked Food, Water and Wastewater (filed on February 24, 2005);

•                  Antimicrobial Processing Aid and Food Additive (United States Provisional Application); and

•                  Hangover Remedy and Alcohol Abatement Composition (filed on February 24, 2005).

In addition to the utility patent applications and provisional patent applications described above, we also recently filed a new provisional patent application covering aspects of our technology. According to United States patent law, the term of the issued patents are 20 years from the date on which the corresponding application was filed in the United States Patent and Trademark Office. We also entered into the Sub-License Agreement with pHarlo IP, LLC. Pursuant to the Sub-License Agreement, pHarlo IP has granted us an exclusive worldwide license to exploit the base patents (as defined below) in the following fields of use (the “Fields of Use”):

•                  Pre-harvest food processing and safety applications, including treatment for plants and animals;

•                  Post-harvest food processing and safety applications, including treatment for plants and animals, including the following:

•                  antimicrobial processing aide and food additive including specific seafood applications, and

•                  antimicrobial for airborne contaminants on cooked food;

•                  Breath and mouthwash applications;

•                  Hangover and alcohol abatement applications;

•                  Topical palliative for dermatological disorders, including skin moisturizing applications, anti-wrinkle applications and burn treatment applications;

•                  Pet product applications; and

•                  Antimicrobial water treatment applications.

Pursuant to the Sub-License Agreement, we granted to pHarlo IP a royalty-free, worldwide, exclusive right and license to import, export, make, have made, manufacture, use, offer for sale and sell any inventions outside the Field of Use that are disclosed and claimed in the Transferred Patents. In addition, pHarlo IP has the right to sublicense and assign to third parties all of the rights and licenses granted by us with respect to the Transferred Patents. The term of the Sub-License Agreement is until the expiration of the last to expire of the base patents.

To the extent that pHarlo IP expresses an intent to enter into a transaction with an unaffiliated third party pursuant to which the third party would acquire rights related to the base patents outside the Fields of Use, we have the right of first refusal to enter into the transaction with pHarlo IP for the same consideration and on the same terms offered to the third party (“Right of First Refusal”).

Subject to certain conditions, we will have a 10% equity ownership interest in Phitex Ltd. LLLP, the direct one hundred percent owner of pHarlo IP, the sole and exclusive licensee of the base patents. In the event we elect not to exercise this Right of First Refusal for rights to the base patents outside the Fields of Use, as an equity owner we would share in the monetary benefits derived by Phitex from any transaction between pHarlo IP and an unaffiliated third party pursuant to which that third party acquires rights to exploit the base patents outside the Fields of Use. Prior to the issuance of the Phitex equity interests, (i) the prospectus that forms part of the registration statement covering the resale of the shares acquired by the Selling Entities in the 2005 Acquisition must be amended or supplemented so that the Selling Entities can sell such shares for a period of 60 consecutive days; (ii) we must be in compliance with all of our obligations under the Asset Purchase Agreement forming part of the transaction documents for the 2005 Acquisition (subject to certain exceptions) and (iii) we must enter into a lock-up and repurchase right agreement relating to its Phitex equity interests. Under the lock-up and repurchase right agreement, Phitex will retain the right to repurchase our equity interests for a nominal amount upon a change of control of our company.

The technology that forms the basis of the pHarlo technology is derived from U.S. Patent No. 5,989,595 (filed on March 8, 1996), U.S. Patent No. 6,242,011(filed on August 5, 1999) and U.S. Patent Application Serial No. 10/453,805, the base patents. pHarlo IP is the sole and exclusive licensee of the base patents pursuant to a certain License Agreement by and between Mr. Barry Cummins and pHarlo IP, dated July 15, 2005, and effective as of March 18, 2005 (the “Base License”). Pursuant to the Base License, pHarlo IP is required to pay to Mr. Cummins royalties (“Base License Royalty Payments”). Pursuant to the Sub-License Agreement, in the event that pHarlo IP defaults in its obligations to make the Base License Royalty Payments to Mr. Cummins, pHarlo IP is required to assign that portion of the Base License representing all of the rights sublicensed to us under the Sub-License Agreement to us, and we will assume pHarlo IP’s obligation to pay the Base License Royalty Payments.

Prior to the 2005 Acquisition, on December 7, 2004, we entered into a Settlement Agreement and General Release pursuant to which we effectively purchased the exclusive rights of first refusal to applications of the pHarlo technology from Richard J. Kirby, a developer who had previously purchased the rights on July 19, 2002. Under the terms of the settlement agreement, Mr. Kirby assigned and granted all his rights, titles and interests in his license agreements with pHarlo Citrus Technologies to us for which we agreed to pay Mr. Kirby one half of one percent (0.5%) of net revenues generated from products using the pHarlo technology, in an amount not to exceed $400,000 in any one calendar year. The agreement continues until the termination of or expiration of pHarlo Citrus Technologies’ patent to the licensed technology.

On January 26, 2006, we entered into a letter agreement with the Selling Entities and pHarlo IP that amended certain terms of the transaction documents related to the 2005 Acquisition, including the Sub-License Agreement. The Sub-License Agreement was amended, in part, to restructure the fees payable to pHarlo IP. Prior to the amendment, pHarlo IP had agreed to provide to us technical assistance necessary to implement, refine and exploit the base patents for the pHarlo technology in the Fields of Use. In consideration for the technical assistance, we had agreed to pay to pHarlo IP, in advance, prior to the calendar quarter for which they are payable, certain research and development fees (“R&D Fees”). The R&D Fees were originally set at a fixed amount and although subject to recovery in certain circumstances, were not dependant on sales of our products until certain thresholds had been met.

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

Trademarks

In addition to our patent filings, we have also protected our intellectual property through trademark use and the filing of trademark applications in the United States and in certain foreign countries. The names under which we market our products are valuable assets to us and we have undertaken a program to protect these assets through appropriate trademark protection and our use of the names as trademarks.

We currently market a grooming aid that helps clean and disinfect the hooves of dairy cows, under the trademark Unifresh. We have filed trademark applications for the mark Unifresh in the United States and in Argentina, Australia, Brazil, Canada, China, France, Mexico and New Zealand. On February 14, 2006, the United States Patent and Trademark Office issued us trademark registration Serial No. 3,058,912 for our trademark Unifresh in the United States.

We also recently began marketing a product for pathogen reduction, extending the shelf life of certain seafood products and reducing odors under the trademark Tasker Pacific Blue. We have filed a trademark application for the mark Tasker Pacific Blue in the United States Patent and Trademark Office.

Our oral hygiene breath drink that eliminates odors from tobacco, garlic, onion and alcohol is currently being marketed under the trademark Close Call. We have filed trademark applications for the mark Close Call in the United States and in Canada, China and Mexico. We have also filed a number of applications in the United States, China and Mexico to register the mark Close Call for use in conjunction with the marketing of other types of products. Three of our trademark applications in Mexico for the mark Close Call issued as registrations on December 9, 2005.

We have also filed trademark applications in the United States for a number of other trademarks that we intend to use in conjunction with the marketing of future products. These trademark applications were filed as intent to use, or ITU, applications. Two of these applications were allowed by the United States Patent and Trademark Office and the others are pending.

Pursuant to the 2005 Acquisition we acquired trademark registration Serial No. 2,936,272, which was registered on March 29, 2005, for the mark pHB0020.

According to United States trademark law, these trademark registrations will remain in force for a period of ten years from the date of registration to the extent that the trademarks remain in continuous use during that time. These trademark registrations may be renewed for additional periods of ten years each, at the end of each successive ten year period following the date of registration.

Product Development

Research and development of new products using the pHarlo technology, as well as other products, are continually under development. Our efforts in this area are focused on the product applications to which we currently have rights of use. It is our intention to develop and market commercially viable applications for this technology within its product ranges. We spent approximately $3,356,000, $1,375,000, and $89,000 on product development costs for the years ended December 31, 2005, 2004 and 2003, respectively.

Employees

In connection with the refocusing effort announced in November 2005, we have also reduced monthly expenses. Specifically, we have reduced the number of full time employees by approximately 41%, including a reduction in our corporate staff of approximately 39%, and a reduction in our Conroe, TX manufacturing facility staff of approximately 47%. We have also hired a new management team. We believe that our reduced staff can provide sufficient product and perform the necessary duties to forward our objectives for the foreseeable future. At March 17, 2006, we had 33 full-time employees, ten of whom are in sales & marketing, eight of whom are in research and development, eight of whom are in warehousing and production and seven of whom are in finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that employee relationships are good. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and managerial personnel.

RISK FACTORS

You should carefully consider the following factors. This document contains forward-looking statements that involve risks and uncertainties, and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, they could have a severe negative impact on our financial results and stock price.

Risks Related to Our Business

We have lost money in each fiscal quarter since we changed our business model to the development of products in the oral care, food processing, skin care, water purification and pet industries. We expect future losses and we may never become profitable.

We have incurred losses in our operations in each quarter since we changed our business direction in late 2002. Net loss for the years ended December 31, 2005, December 31, 2004, December 31, 2003 and December 31, 2002 were approximately $18.3 million, $6.1 million, $607,000 and $761,000, respectively. We expect to continue to incur losses in the short term. We expect operating expense to increase as we work to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability. If we are not able to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

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

Since inception, we have suffered recurring losses and net cash outflows from operations. We expect to continue to incur substantial losses to complete the development of our business. In addition, we only recently began shipping our first product, Close Call®, in February of 2005. We thus have a limited operating history upon which investors may evaluate our likely future performance.

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

Recent restatements and amendments to our interim financial statements and quarterly reports, as well as deficiencies in our disclosure controls and procedures and internal control over financial reporting, may present a risk of future restatements and disclosure compliance errors which could lead to legal exposure.

We have recently restated and amended our interim financial statements for the periods ended June 30, 2004, September 30, 2004 and September 30, 2005 and have recently filed amendments to our quarterly reports on Form 10-QSB for each of those periods reflecting these restatements. While in the process of amending our quarterly reports on Form 10-QSB to restate these financial statements, we became aware of certain required information that had been omitted and other information that needed to be changed or corrected. As a result of the foregoing, we revised these quarterly reports to correct this information and to state, among other things, that our disclosure controls and procedures were not effective as of June 30, 2004, September 30, 2004 and September 30, 2005.

As of December 31, 2005, our management concluded that our disclosure controls and procedures were not effective. We are taking what we believe to be reasonable and appropriate steps to correct these deficiencies. We will also continue to assess the adequacy and appropriateness of these actions and adjust our remediation plan as needed or to reflect changes in our business. However, we cannot be certain when these deficiencies will ultimately be remediated and we expect that we will need a period of time over which to demonstrate that our disclosure controls are functioning appropriately to conclude that we have adequately remediated the deficiencies. Any failure to implement and maintain improvements in our disclosure and internal controls may present a risk of future restatements and disclosure compliance errors and could in turn lead to legal exposure. Any failure to improve these controls to address the identified deficiencies, or any other unidentified deficiencies, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock. This could have a material adverse effect on our business and financial results.

We have limited experience in the marketing of our products and may not be able to market them successfully.

We currently market Unifresh® Footbath, a grooming aid that helps clean and disinfect the hooves of dairy cows, Close Call, an oral hygiene breath drink, Tasker Pacific Blue™ Seafood Wash, a product used in commercial and retail seafood processing to extend shelf life.

Shelf life extension is the act of increasing the length of the time a product can spend during processing, distribution and retail before becoming unacceptable for consumption. We also began the commercialization phase of the pHarlo technology as an antimicrobial processing aid in poultry scalders.

These are diverse markets and we may not be aware of all the customs and practices and may not be able to successfully compete in these industries. We believe that we will need to hire appropriate consultants and staff to reach all of these markets successfully. The consultants that we may retain may not have sufficient experience to enable us to completely understand the characteristics of these diverse industries. There can be no assurance that we will properly ascertain or assess any and all risks inherent in our proposed markets or that we will successfully enter into new markets or grow in our existing markets.

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

The use of our pHarlo technology in the meat and poultry food processing applications requires the approval of the USDA. On February 6, 2006 we received a Letter of No Objections from the Food Safety and Inspection Services agency of the USDA, or FSIS, for the continuation of in-plant trials at the facility in Athens, Georgia, as well as two additional poultry processors. Upon the successful completion of these trials, which are scheduled to begin during the second quarter 2006 and expected to be completed during the summer of 2006, a summary of the results will be submitted to the FSIS for review and, upon the receipt of a “No Objections” letter from the FSIS, we will begin the commercialization phase of this application of the pHarlo technology. There can be no assurance that we will successfully complete the commercial verification process. If we do not successfully complete the commercial verification process, this may have a material adverse effect on our business plan.

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

Some of the industries in which we are or will be marketing our products are characterized by intense competition.

Our Unifresh Footbath treats a highly infectious disease known as digital dermatitis that causes lameness, swelling and fever in dairy cows, resulting in a drastic decrease in milk production. Forms of treatment include antibiotic bandaging and topical sprays using Terramycin® (oxytetracycline – an antibiotic) and footbaths using Formalin (a saturated solution of formaldehyde), copper sulfate, Tetracycline (a broad-spectrum antibiotic) or Peracetic Acid (a disinfectant and sanitizer). Unifresh Footbath’s underlying technology, pHarlo technology, uses a highly acidified form of copper sulfate that helps control the bacteria that cause digital dermatitis. Some competing products using copper sulfate include QuickHit, Healthy Foot and HoofPro+ by SSI Corporation; Double-Action™ Hoof Treatment by West Agro, Inc.; and Hoofcare Supercharger manufactured by Marabo.

Although our oral hygiene product for humans, Close Call, is swallowed rather than expelled like mouthwash, our product may compete within the mouthwash industry generally. The mouthwash industry is a mature industry with several mass products such as Listerine®, Scope®, Act®, Peroxyl® and Cepacol® from participants, many of which are divisions of large corporations, such as Pfizer, Procter & Gamble, Johnson & Johnson, Colgate and Combe. These are well-established companies with vastly greater resources than we have.

Currently, there is little competition for bacterial inhibitors in the scalding process of poultry processors. We intend to expand the use of the pHarlo technology into the remaining operations of poultry processing, specifically the on-line reprocessing area, or an approved process that allows chicken with fecal material on the skin to be sprayed with a chemical disinfectant so that all such material is disinfected and/or removed prior to entry into the chilling process, or freezing process. However, we believe we will encounter competition in the chill process from manufacturers of sodium hydrochloride or sodium hypochlorite, chemical compound solutions frequently used as disinfectants and bleaching agents. The chill process is cold water or air that is used in poultry processing to reduce the temperature of the carcass to 40 degrees Fahrenheit in order to maintain food safety.

Currently, our seafood application product, Pacific Blue™, is the treatment in the market that eliminates odors on seafood by reducing the bacteria that causes spoilage. When and if the market for Pacific Blue™ develops, additional products created by competitors may enter the market and compete.

In addition, ammonia is an ever-present element of the atmosphere in poultry houses. The detrimental effects of ammonia in poultry farming are widely known and several products focused on litter treatment are available in the market using sodium bisulfate and aluminum sulfate (Alum) that convert litter ammonium to ammonium sulfate, emitting a significantly lower ammonia level. Yucca schidigera extract is also used as an enzyme treatment in the poultry diet to reduce ammonia evolving from poultry manure. Some products currently available in the market include PLT® (Poultry Litter Treatment), Ultra Litter Treatment™ and Poultry Guard™, which are granulated products, BZT® and Premium Bio-Treat Poultry Blend.

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

Some provisions of our amended and restated articles of incorporation, bylaws, and Nevada law may inhibit potential acquisition bids that may be considered favorable to our stockholders.

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

Registration statements with respect to the April 2004, July 2004 and December 2004 private placements were filed and declared effective in a timely manner. Our obligation to accrue liquidated damages under these registration rights agreements will cease in April 30 and July 22, 2006, respectively. Through March 31, 2006, we have accrued approximately $373,000 in liquidated damages related to these agreements.

In connection with the January 2006 private placement, we obtained waivers of all claims for liquidated damages relating to our inability to have such registration statement declared effective by the specified deadline. Under the waiver, the date by which the registration statement covering resale of the securities purchased in the September 2005 private placement was required to be declared effective was extended to May 23, 2006. If we fail to meet certain conditions of the January 2006 registration rights agreement, we will be required to issue to each holder in our January 2006 private placement, shares and warrants equal to one percent, or 266,718 of the respective number of shares and warrants purchased by each holder, for each 30 days of failure to meet any one of these conditions. We may be required to issue a maximum aggregate of 4 million shares and warrants.

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

As of March 31, 2006, approximately 16 million shares of common stock were issuable upon exercise of outstanding stock options with a weighted average exercise price of $0.86 per share, and approximately 21.5 million shares of common stock were issuable upon exercise of outstanding warrants with an exercise price of between $0.01 to $2.00 per share. In addition, the registration rights agreement for the January 2006 private placement requires us to pay any liquidated damages in additional common stock and warrants. As of March 31, 2006, no shares were issuable as liquidated damages under the terms of the January 2006 registration rights agreement. However, if we fail to meet certain conditions of the January 2006 registration rights agreement, we will be required to issue to each holder in our January 2006 private placement, shares and warrants equal to one percent, or 266,718 of the respective number of shares and warrants purchased by each holder, for each 30 days of failure to meet any one of these conditions. We may be required to issue a maximum aggregate of 4 million shares and warrants. Substantially all of the shares underlying these options and warrants have been or would be registered for resale, and none of them are subject to any contractual restrictions on resale. Future sales of any of these shares, or the anticipation of such sales, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through an offering of equity securities. Further, any issuance of a substantial number of these shares would dilute the ownership interest of existing stockholders and could result in increased volatility in the price of our common stock.

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

Companies like us that trade on the OTC Bulletin Board must be reporting issuers under Section 12 of the Exchange Act of 1934, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. In such event, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission. The public may read and copy any documents we file at the Commission’s Public Reference Room at 100 First Street, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. SEC filings are also available to the public from the SEC’s Internet website at http://www.sec.gov.

We make available free of charge on or through our Internet website at www.taskerproducts.com our annual reports on Form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. In March 2005 we implemented our Code of Business Conduct and Ethics, which is available on our Internet site at www.taskerproducts.com. The Code of Business Conduct and Ethics may be obtained, free of charge, by writing to the Secretary, Tasker Capital Corp., 39 Old Ridgebury Road, Danbury, CT 06810.

ITEM 2.                             DESCRIPTION OF PROPERTY

We currently lease approximately 9,000 square feet of office space at our corporate headquarters in Danbury, Connecticut under a lease that expires in 2010. We also occupy approximately 27,000 square feet of manufacturing, warehouse and office space under a lease in Conroe, Texas that expires in September 2009.

ITEM 3.                             LEGAL PROCEEDINGS

On October 26, 2005, a civil action captioned The BOC Group, Inc. v. Tasker Capital Corp., Randy Cable, and Shaun Porter was filed in the United States District Court for the District of Connecticut. In the complaint, The BOC Group alleges that Mr. Porter and Mr. Cable, employees of our company, have breached certain restrictive covenants contained in their employment agreements with The BOC Group, and that we tortuously interfered with The BOC Group’s agreements with Mr. Porter and Mr. Cable. The BOC Group also claims that we, Mr. Porter and Mr. Cable violated Connecticut’s statutes governing trade secrets and unfair trade practices. The BOC Group seeks unspecified monetary damages. We believe that the complaint is without merit and plan to vigorously defend our company against such action.

On January 5, 2006, a civil action captioned Robert L. Mandell, D.M.D., and Anthony M. Broschetti, D.M.D v. Tasker Capital Corporation, Arthur P. Bergeron and Richard J. Kirby was filed in the Middlesex Superior Court in Massachusetts. In the complaint, the plaintiffs allege that we, our former President, Mr. Bergeron, and our alleged former agent, Mr. Kirby, breached an agreement to pay for a study regarding our Breath Rephresh™ product, a mouthwash predecessor to Close Call. The plaintiffs seek recovery of $100,000 in connection with the breach of contract claim. We believe that the complaint is without merit and plan to vigorously defend our company against such action.

On January 17, 2006, we received correspondence from Provco Ventures I, LP (“Provco”), an investor in our September 2005 private placement (the “September 2005 Private Placement”). Provco alleges potential securities law claims in connection with the September 2005 Private Placement. As of March 27, 2006, no legal proceeding has been commenced by Provco or any other party regarding the September 2005 Private Placement. We believe that the allegations contained in the letter are without merit and plan to vigorously defend our company against any such action.

On January 18, 2006, a civil action captioned Dallas XXIX Corporate Square, L.P., v. Coast to Coast Laboratories and Tasker Capital Corp. was filed in the Circuit Court of Pinellas County, Florida. The plaintiff alleges that Coast to Coast Laboratories Corp., a wholly owned subsidiary of our company, has breached a lease agreement and that we have breached a guaranty. The plaintiff seeks recovery of monetary damages of approximately $55,000. We intend to vigorously defend our company against such action.

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

PART II

ITEM 5.                             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “TKER.”

The following table sets forth, for the periods indicated, the high and low bids for our common stock-based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Price Range of Common Stock
Quarter Ended	High	Low
Fiscal 2004
First Quarter	$0.29	$0.09
Second Quarter	$0.51	$0.09
Third Quarter	$0.54	$0.22
Fourth Quarter	$2.89	$0.39

Fiscal 2005
First Quarter	$5.15	$2.31
Second Quarter	$4.14	$2.21
Third Quarter	$3.90	$2.21
Fourth Quarter	$2.79	$0.58

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

Recent Unregistered Sales of Securities

There have been no unregistered sales of equity securities by us during the fiscal year 2005 that have not been previously reported in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.

Purchases of Equity Securities

There were no purchases made by or on behalf of us or any affiliated purchaser of equity securities of us during the fourth quarter of 2005.

ITEM 6.                             SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2005.

The selected consolidated financial data for the years ended December 31, 2005, 2004 and 2003 and as of December 31, 2005 and 2004 have been derived from the financial statements of Tasker Capital Corp., included in this annual report, which have been audited by either Rothstein, Kass & Company, P.C. or Morgan and Company, each an independent registered public accounting firm. The selected historical consolidated financial data as of and for the years ended December 31, 2002 and 2001 have been derived from our consolidated financial statements not included in this annual report, which have been audited by Morgan and Company. As a result of the 2005 Acquisition, financial data for periods prior to the 2005 Acquisition may not be comparable with financial data for periods following the 2005 Acquisition.

The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes thereto included elsewhere in this prospectus. Until December 31, 2005, we were in a development stage.

Statement of Operations Data (in thousands except per share data):

	Year Ended December 31,
	2005	2004	2003	2002	2001
Revenues	$705	$—	$—	$—	$—
Impairment of goodwill and intangible assets	—	—	—	—	—
Loss from operations	(16,964)	(3,367)	(501)	(745)	(59)
Other income (expense)	(1,305)	(2,704)	(106)	(17)	7
Net loss	(18,269)	(6,072)	(607)	(761)	(52)
Net loss per common share, basic and diluted	$(0.25)	$(0.26)	$(0.05)	$(0.07)	$(0.01)
Weighted average common shares outstanding	73,549	23,597	13,003	11,305	11,262

Balance Sheet Data (in thousands):

	As of December 31,
	2005	2004	2003	2002	2001
Working capital (deficit)	$(603)	$14,334	$34	$(50)	$(148)
Total assets	68,854	16,767	548	422	—
Long-term liabilities	1,574	1,389	386	308	—
Stockholders’ equity (deficit)	63,288	14,244	21	(90)	(148)
Number of shares out-standing at end of period	89,167	48,864	14,511	11,787	11,262

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” and “Risk Factors” for a description of the important factors that could cause actual results to differ materially from those contained in these forward-looking statements.

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

•                  Antimicrobial Composition for Pre-Harvest and Post-Harvest Treatment of Plants and Animals

•                  Antimicrobial Food Additive and Treatment for Cooked Food, Water and Wastewater

•                  Antimicrobial Processing Aid and Food Additive (US Provisional Application)

•                  Oral Health Care Drink and Method for Reducing Malodors

•                  Skin Care Composition for Dermatological Disorders including burn and wrinkle creams (US Provisional Application), Hangover Remedy and Alcohol Abatement Composition

We currently market:

•                  Unifresh ® Footbath, a grooming aid for dairy cows; and

•                  Close Call™, an oral hygiene breath drink.

In December 2005 we decided to concentrate our efforts on the development and commercialization of our poultry processing products, seafood processing applications, and Unifresh® Footbath and Unifresh® Pen Spray products. We also decided to seek to license and/or sell the Close Call™ brand and derivative applications.

Unifresh® Footbath

We currently market Unifresh® Footbath concentrate, a grooming aid that helps clean and disinfect the hooves of dairy cows. Because of the bacteriostatic properties of the pHarlo technology, this product helps control bacteria that infect the hooves of cows and cause interdigital dermatitis, or a bacterial infection of the skin on a cow’s hoof, and interdigital papillomatosis, or a disease that affects a cow’s hoof that may cause severe lameness, decreased milk yield, body weight loss, decreased reproductive performance and increased veterinary expenses. Unifresh ® Footbath concentrate was launched during the third quarter of 2005. In the fourth quarter of 2005, we discovered that our Unifresh ® Footbath product’s effectiveness was diminished in water that had abnormally high alkaline content, a term commonly used to refer to a substance that has a pH level greater than 7. We reformulated our Unifresh ® Footbath concentrate with the addition of a compound that neutralizes alkali, or a type of base that has a pH greater than 7, which can increase the pH of water or soil. In the first quarter of 2006, we introduced our enhanced formulation to the market. It is currently being sold to dairy farms throughout the U.S. through our sales force, independent brokers and farm product distributors. We currently market the product as a grooming aid. No federal agency approvals are required for marketing this product.

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

Poultry Processing

In August 2005, we began the in-plant commercial verification process for USDA approval to use the pHarlo technology in the scalder process of poultry processing. In January 2006, we received initial consent from the USDA to continue in-plant testing in two additional plants

Seafood Processing Products

We recently began marketing the pHarlo technology for use in pathogen reduction, or a process by which certain bacteria that cause disease or illness are reduced in number or eliminated, and shelf life extension in seafood processing. Our product, Tasker Pacific Blue Seafood Wash, has been tested at the North Carolina State Center for Marine Science & Technology, Virginia Tech University and Mississippi State University on shrimp, mahi mahi, salmon, flounder, scallops and catfish. The results of these studies indicated that the pHarlo technology could possibly double the shelf life on catfish filets and significantly increase the shelf life of scallops.

Related Party Transactions

In 2004, we entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement and its subsequent amendments, we granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids, or chemicals that assist with microbial reduction and shelf life extension without changing food characteristics for the poultry industry based on the pHarlo technology. Wynn Starr is also responsible for taking the pHarlo concentrate provided by us and blending it with liquids to create the finished product that is ultimately distributed by Wynn Starr. In return for this license, Wynn Starr has agreed to pay us a royalty of $70.00 per gallon on all net sales (as defined in the Exclusive Field of Use License Agreement and Product Sale Agreement) sold by Wynn Starr for which payment is received from customers. As of March 31, 2006 no royalties were due and none had been paid to us under this royalty arrangement. We are currently renegotiating this royalty arrangement to align its terms to the current market demand for the product. Steven B. Zavagli, a member of our board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

Restructuring Charges

During the fourth quarter of fiscal year 2005, we recorded and paid approximately $29,000 of severance to one executive and five staff members as part of our efforts to reduce operating costs. Seven more staff members were terminated but no severance was paid to them. No liability remained at the end of fiscal year 2005 related to this personnel reduction action. We expect to experience cost reductions of approximately $200,000 per quarter starting in the first quarter of 2006 related to this action.

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

We have issued and outstanding several financial instruments with embedded derivative features, consisting of convertible debt and warrants. We analyze these financial instruments in accordance with Statement of Financial Accounting Standards, or SFAS”, No. 133 and Emerging Issues Task Force, or EITF Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives that must be bifurcated. In addition, free standing warrants are accounted for as either equity or liabilities in accordance with the provisions of EITF Issue No. 00-19.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’” addresses financial instruments, such as convertible notes and stock purchase warrants, which are accounted for under EITF 00-19, that are issued with a corresponding right to have these securities registered pursuant to a registration rights agreement that includes a liquidated damages clause. Alternative accounting treatments of registration rights are discussed in EITF Issue No. 05-4. One alternative treatment discussed in EITF Issue No. 05-4 could require the warrants, the convertible debt and the registration rights agreement to be treated as a single financial instrument. If the EITF implements this approach, the convertible debt and the warrants we have issued would need to be recorded as a liability at fair value and changes in the fair value of the liability would need to be recorded in the statement of operations each period. Implementation of this approach may have a material non-cash impact to our financial statement. Since no consensus on EITF Issue No. 054 has been reached, we have adopted View C as described in the EITF Issue No. 05-4 Issue Summary No. 1. Under View C, registration rights agreements and the associated financial instruments are accounted for as separate instruments. Accordingly, we have given only prospective application to this guidance. Further impact on our consolidated financial statements of adopting the standard, if any, will follow the transition guidance when released.

In April and July 2004, we entered into private placement agreements, and registration rights agreements for convertible debentures and warrants (see Note 6 to the consolidated financial statements). Based on the interpretive guidance in EITF Issue No. 05-4 due to an uncapped liquidated damages provision in the registration rights agreements, we determined that the registration rights are derivative liabilities that should be bifurcated from the related financial instruments. Accordingly, the estimated fair value of the registration rights derivative of $244,000 was recorded as a liability as of October 1, 2005, the beginning of the first fiscal period after September 15, 2005, the date that EITF postponed further deliberations.

In connection with our December 2004 and January 2006 private placements, our estimated fair value of the related registration rights derivative was immaterial at the inception and at each reporting date since and we have not recorded a liability. At each reporting period, we calculate the estimated fair value of the registration rights derivatives. If the underlying assumptions of the calculation change such that the estimated fair value is not immaterial, we will record a liability at that time. In connection with our September 2005 private placement, our estimated fair value of the related registration rights derivative at its inception was immaterial and we did not record a liability. Subsequently, in connection with the January 2006 private placement, we amended our September 2005 agreement with the rights holder to waive the liquidated damages relating to our inability to have such registration statement declared effective by May 23, 2006. If we fail to meet certain conditions of the January 2006 registration rights agreement, we will be required to issue to each holder in our January 2006 private placement, shares and warrants equal to one percent, or 266,718 of the respective number of shares and warrants purchased by each holder, for each 30 days of failure to meet any one of these conditions. We may be required to issue a maximum aggregate of 4 million shares and warrants.

Changes in the estimated fair value of the registration rights derivative liability are recorded in the consolidated statement of operations. In the fourth quarter of 2005, we recorded a gain on the reduction of the derivative liability of approximately $9,000.

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

At December 31, 2005, our derivative liability balance, related to the April 2004 and July 2004 registration rights agreements, was approximately $235,000. Additionally, included in the other accrued liabilities at December 31, 2006 is approximately $119,000 of interest and late fees and approximately $286,000 of incurred liquidated damages associated with the April 2004 and the July 2004 convertible debentures. We have not incurred any liquidated damages liabilities related to any of our other registration rights agreements.

Goodwill and Intangible Assets

The discussions under the captions “Goodwill” and “Intangible Assets” below, describe the valuation methods we used to estimate the fair values. We have made assumptions in our valuation methods that we will achieve certain levels of revenue and funding of cash requirements, which are dependent upon certain factors outside of our control. If we do not meet our projections, we may be required to record impairment charges. To the extent that future impairment charges occur, they will likely have a material impact on our financial results. We have a limited history on which to base our projections and on which to determine the accuracy of our projections.

Goodwill

Since the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” we are required to test our goodwill at least annually for impairment and for fiscal year 2005 we performed this review during our fourth quarter, which, going forward, will be the timing of our annual goodwill impairment review. Based on this review, we concluded that there was no goodwill impairment. Our analysis was performed at the company level which represents the “reporting unit” level. Our analysis of goodwill impairment required an estimate of the fair value for the reporting unit, which is an inherently subjective process. Based on the results of our impairment review we concluded that the fair value of the reporting unit was not impaired. There can be no assurance that there will not be impairment charges in subsequent periods as a result of our future periodic impairment reviews. To the extent that future impairment charges occur, they will likely have a material impact on our financial results. At December 31, 2005, the carrying value of goodwill was approximately $41.7 million. The carrying value of the reporting unit was $65.5 million and our estimate of its fair value was $80.5 million. Our market capitalization, based upon the outstanding common stock and the closing price on December 31, 2005, was $65 million. The estimated fair value exceeded the market capitalization and the carrying value by $15.0 million. Over an extended period, we would not expect market value to differ significantly from the estimated fair value. However, at a point in time, such as when we are evaluating for impairment, factors which may affect the market value, and which are used in the valuation estimate, may not be known to the market, and therefore may lead to a result that the two may not be comparable. Additionally, a value determined by reference to market prices could differ, perhaps materially, from our estimated fair value based on market perception of discounts related to liquidity or lack of control.

The fair value of the reporting unit was based on the income approach using a discounted cash flow model. Cash flow projections were based on our revenue projections for our products. We projected revenue growth rates of 290% in 2007, as compared to a relatively low revenue base in 2006; a growth rate of 30% per year in 2008 through 2010; a growth rate of 20% per year in 2011 through 2013; a growth rate of 10% per year in 2014 through 2016; and a terminal growth rate of 5% for all subsequent years. The revenue growth is mainly attributable to the projected sales of the poultry pen spray product in France and other European countries. The projected demand for this product was due to European Union (EU) regulations requiring improvement in the living conditions of poultry birds expected to be implemented in 2006. The poultry pen spray product improves these conditions by reducing the ammonia levels in the poultry pens.

The discount rate used was 25% and was based on venture capital rates for start-up companies in similar industries.

The table below presents a sensitivity analysis for 5% change per projected year in earnings before taxes and 1% changes in the discount rate:

Earnings Before Taxes	24% Discount Rate	25% Discount Rate	26% Discount Rate
		(in millions)
-5%	$80.3	$75.5	$71.1
As projected	$85.6	$80.5	$75.7
+5%	$90.8	$85.4	$80.4

The table below presents the 1% sensitivity analysis (including tax amortization benefit) for revenue terminal growth rate and discount rate:

	24% Discount Rate	25% Discount Rate	26% Discount Rate
Terminal Growth Rate		(in millions)
4%	$82.9	$78.0	$73.4
5%	$85.6	$80.5	$75.7
6%	$88.6	$83.3	$78.4

Intangible Assets

In addition to our annual goodwill review, we will also perform periodic reviews of the carrying value of our other intangible assets. These intangible assets consist of utility patent applications. We specifically consider whether any indicators of impairment are present, including:

•                  whether there has been a significant decrease in the market price of an asset;

•                  whether there has been a significant adverse change in the extent or manner in which an asset is used; and

•                  whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate is made to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At December 31, 2005, the carrying value of our intangible assets, excluding goodwill, was approximately $21.6 million. None of these assets were deemed to be impaired as of December 31, 2005.

Valuation of Acquired Intangible Assets

In connection with the 2005 Acquisition, we recorded other intangible assets relating to acquired utility patent applications. The valuation process used to calculate the value assigned to the acquired intangible assets is complex and involves significantly subjective financial projection estimates. The principal component of the valuation is the determination of discounted future cash flows expected to be derived from the use of these intangible assets. In addition, there are a number of other variables that we considered for purposes of projecting these future cash flows, including those listed below.

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

•                  our planned level of operating expenses; and

•      our effective tax rate.

At December 31, 2005, the fair value of the identified intangible asset was determined using a discounted cash flow model utilizing the relief from royalty valuation method.

Cash flow projections were based on management’s forecast relating to the intellectual properties and life was based on the remainder of the underlying patent life. Under the relief from royalty valuation method, we evaluate what the royalty we would have to pay would be, if we did not own the rights to the patent. The assumptions underlying the method include a projection of sales related to the utilization of the patents and what the royalty rate we would expect to pay resulting in a total royalty amount, adjusted for an appropriate discount rate and amortization benefit.

Our projection of revenues, the same as used in our reporting unit cash flow projections for purposes of evaluating any impairment of goodwill, assumed growth rates of 290% in 2007, as compared to a relatively low revenue base in 2006, a growth rate of 30% per year in 2008 through 2010, a growth rate of 20% per year in 2011 through 2013 and a growth rate of 10% per year in 2014 through 2016. The revenue growth is mainly attributable to the projected sale of the poultry pen spray product in France and other European countries. The projected demand for this product is due to EU regulations requiring improvement in the living conditions of poultry birds expected to be implemented in 2006. The poultry pen spray product improves these conditions by reducing the ammonia levels in the poultry pens.

The discount rate used was 15% and was based on a cost of equity analyses based on industry rates of returns, by applying the Capital Asset Pricing Model (CAPM). The royalty rate was 5% which was based primarily on the royalty rate we paid to pHarlo IP LLC prior to the acquisition of the patents, as well as economic factors.

The table below presents the sensitivity analysis for a 5% revenue increase or decrease per projected year (including tax amortization benefit) and a 1% increase or decrease in the discount rate:

Revenue Change for Each Year	14% Discount Rate	15% Discount Rate	16% Discount Rate
	(in millions)
-5%	$22.6	$21.3	$20.1
As Projected	$24.0	$22.5	$21.3
+5%	$25.3	$23.8	$22.4

The table below presents the sensitivity analysis for 1% increase or decrease in the royalty rate and in the discount rate:

Royalty Rate	14% Discount Rate	15% Discount Rate	16% Discount Rate
	(in millions)
4%	$18.7	$17.6	$16.5
5%	$24.0	$22.5	$21.3
6%	$29.2	$27.5	$25.9

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Accounting for Stock-Based Compensation (Revised)”. Under SFAS 123(R), companies will be required to recognize as an expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated expense impact of such awards is no longer an alternative to expense recognition within the financial statements. SFAS No. 123(R) is effective for public companies in the first annual reporting period beginning after June 15, 2005. Accordingly, we will adopt the provisions of SFAS No. 123(R) effective January 1, 2006, the first quarter of our 2006 calendar year.

There are two transition alternatives for public companies adopting the statement: the modified prospective method and the modified retrospective method. Under the modified prospective method, companies are required to recognize compensation cost for share-based payments to employees, based on the grant date estimate of fair value, from the beginning of the fiscal period in which the recognition provisions of SFAS No. 123(R) are first applied. Prior period financial information would not be restated under this method. Under the modified retrospective method, companies would restate prior periods to include the recognition of compensation cost based on amounts previously reported in the pro forma disclosures relating to stock -based compensation under the existing requirements of SFAS No. 123, “Accounting for

Stock-Based Compensation”, such as is presented in Note 2 to our audited consolidated financial statements. We expect to elect the modified prospective method, upon adoption.

We expect the adoption of SFAS No. 123(R) to have a material effect on our financial statements, in the form of additional compensation expense, on a quarterly and annual basis. We are still in the process of evaluating the impact of SFAS No. 123(R), and have not yet quantified the expense impact of this accounting pronouncement on future financial periods.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 44.” SFAS No. 151 has been issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), which requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires our company to allocate fixed production overheads to the costs of conversion based on the normal capacity of the production facilities. Our management does not believe the effects of SFAS No. 151 will have a material impact on the consolidated financial statements, as we have not incurred any inventory costs that meet the definition of “so abnormal.”

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have adopted the provisions of SFAS No. 154 as of December 31, 2005 and do not believe that its adoption has a material impact on our consolidated results of operations or financial condition.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in our consolidated financial statements.

Results of Operations

Overview

During the calendar year 2005, we substantially completed the integration of the assets acquired in the 2005 Acquisition. The audited financial statements as of and for the period ending December 31, 2005 contained herein reflect our operations on a consolidated basis, which includes the assets acquired. As the 2005 Acquisition was completed during the fiscal year ended December 31, 2005, the assets acquired are included in the financial statements for the period ending December 31, 2005 but are not included in prior periods contained in this annual report. In 2005, we also began selling Close CallTM. As a result of these changes, our operating results for the year ended December 31, 2005 include several material changes as compared to the same periods in 2004 and 2003. Below is a brief summary of these material changes.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Revenues for the year ended December 31, 2005 were approximately $705,000, compared with no revenue for the corresponding period in 2004. This increase in revenue was due primarily to revenue associated with sales of Close CallTM, which contributed approximately $503,000 for the year ended December 31, 2005 and the sales of Unifresh® Footbath, a product we acquired in the 2005 Acquisition, which contributed approximately $202,000 in revenue for the year ended December 31, 2005, net of approximately $890,000 of credit memos. These credit memos were issued to customers to whom we promised to take back the Unifresh® Footbath that was not as effective due to abnormally high alkaline content, or pH level, in the customers’ water sources. We have now reformulated this product by adding a compound that neutralizes alkali, or a type of base that has a pH greater than seven. We expect that our revenue will increase in fiscal year 2006 upon the successful marketing of existing products and the securing of regulatory approvals for certain applications that intend to market. While waiting for regulatory approvals, we are aggressively marketing our existing products, building our network of distributors and identifying prospective customers.

Gross Margin

During the year ended December 31, 2005, we wrote-off approximately $741,000 of Close CallTM finished goods inventory that we estimated would not be sold prior to its shelf expiration date. This write-off resulted in negative gross margin of approximately $(603,000) for the year ended December 31, 2005, compared to zero gross margin for the year ended December 31, 2004. As a result of anticipated increased sales in fiscal year 2006, gross margin, in absolute dollars and as percentage of revenue, is expected to increase.

Product Development

Product development consists primarily of personnel costs to support product development and clinical trials, which continued to be the focus of our company during 2005. Product development and research costs for the year ended December 31, 2005 increased by approximately $2.0 million or 143% to $3.4 million from $1.4 million for the year ended December 31, 2004. This increase was primarily due to an increase in salary expense of approximately $740,000 from $170,000 for the year ended December 31, 2004, to $910,000 for the year ended December 31, 2005, and an increase in consulting costs of approximately $600,000 from $900,000 for the year ended December 31, 2004 to $1.5 million for the year ended December 31, 2005. The increase in consulting costs was due to research and development in the areas of food processing and the Unifresh® Footbath product. Production supply expense increased by approximately $100,000 from $200,000 for the year ended December 31, 2004 to approximately $300,000 for the year ended December 31, 2005. Also, the expense of clinical trials increased approximately $520,000 from $105,000 in 2004 to $625,000 in2005 due to increased testing and development of new product lines. We anticipate that product development will decrease, as a percentage of revenues, in fiscal year 2006.

Selling, General and Administrative

Selling, General, and Administrative (“SGA”)  expenses are primarily comprised of sales and marketing costs, compensation, professional fees, and general administrative costs. SGA costs for the year ended December 31, 2005 increased by approximately $9.9 million from $2.0 million for the year ended December 31, 2004, to $11.9 million for the year ended December 31, 2005. We anticipate that SGA costs will decrease, as a percentage of revenues, in fiscal year 2006.

Sales and marketing expenses consist mainly of salaries and other related costs for sales and marketing personnel, sales commissions, promotional expenses, advertising, public relations and trade shows. Sales and marketing costs increased by approximately $820,000 from $160,000 for the year ended December 31, 2004 to approximately $980,000 for the year ended December 31, 2005. This increase is due to marketing research, branding and promotion for our Close CallTM and Unifresh® Footbath product line roll-outs.

Compensation expense consists primarily of salaries and other related costs for our executives, senior management, finance and administrative employees. Compensation expense increased by approximately $4.2 million from approximately $700,000 for the year ended December 31, 2004, to approximately $4.9 million for the year ended December 31, 2005. This increase is primarily due to the addition of executive and other management to oversee the development of our oral care, food processing, skin care, pet care and, to a lesser extent, due to salaries for personnel added in the 2005 Acquisition. During the fourth quarter of fiscal year 2005, we recorded and paid approximately $29,000 of severance to one executive and five staff members. Seven more staff members were terminated but no severance was paid to them during this time period. We expect to experience cost reductions of approximately $200,000 per quarter starting in the first quarter of 2006 related to this personnel reduction action.

Professional fees consist primarily of legal, accounting, and investor relation fees. Professional fees for the year ended December 31, 2005 increased by $3.5 million, from $600,000 in 2004 to $4.1 million in 2005, primarily due to non-cash charges of approximately $2.8 million for stock options issued to an investor relations consultant for services rendered. The remaining increase in 2005 over 2004 of $700,000 is mainly due to increased legal and accounting fees necessary to complete our various SEC filings during 2005.

General and administrative expenses consist primarily of rent, insurance, stock -based compensation and travel and entertainment expenses. General administrative costs for the year ended December 31, 2005 increased by $1.4 million from $500,000 in 2004 to $1.9 million in 2005. This increase is attributable to an increase in travel expenses of approximately $500,000, due to the increased sales efforts to promote our products, increased insurance costs of approximately $327,000, an increase in rent expense of approximately $283,000, an increase in utility and equipment charges of approximately $200,000 and an increase of approximately $111,000 in stock -based compensation as a result of “in the money” stock options issued to employees during the year ended December 31, 2005. In 2006, we expect a significant increase in stock compensation expense based on our adoption of SFAS 123(R) on January 1, 2006.

Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets, increased by approximately $1.1 million from approximately $29,000 in the year ended December 31, 2004, to approximately $1.1 million for the year ended December 31, 2005, due in large part to the 2005 Acquisition whereby we acquired fixed assets and intellectual property. The intellectual property, which consist of utility patent applications, has a current estimated value of approximately $21.5 million and is being amortized over 11.5 years. See Note 12 to the consolidated financial statements.

Interest Expense, Net

Interest expense, net decreased by approximately $2.6 million from $2.7 million for the year ended December 31, 2004 to approximately $85,000 for the year ended December 31, 2005. This decrease is principally due to the one-time write off in September 2004 of approximately $1.7 million of debt discount caused by our default of certain covenants in the July 2004 convertible debentures private placement and the one-time write off in June 2004 of approximately $800,000 of debt discount caused by our default of certain covenants in the April 2004 convertible debentures private placement. Interest income increased by approximately $112,000, from $23,000 for the year ended December 31, 2004 to approximately $135,000 for the year ended December 31, 2005, primarily due to an increased average cash balance throughout 2005.

Other

We incurred other expenses of approximately $1.2 million for the year ended December 31, 2005, related primarily to a reserve recorded for certain notes receivable in the amount of $890,000, and an additional accrued expense for potential liquidating damages in the amount of $286,000.

Net Loss

As a result of the above, we had a net loss of $18.3 million for the year ended December 31, 2005, as compared to a net loss of $6.1 million for the year ended December 31, 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Product development

Product development and research costs for the year ended December 31, 2004 increased by approximately $1.3 million from approximately $89,000 for the year ended December 31, 2003, primarily due to consultant fees associated with gaining regulatory approval for our poultry processing product, and additional development costs associated with Close CallTM.

Selling, General and Administrative

SGA expenses are primarily comprised of sales and marketing costs, compensation, professional fees, and general administrative costs. SGA costs increased by approximately $1.6 million from approximately $398,000 for the year ended December 31, 2003 to approximately $2.0 million for the year ended December 31, 2004.

Sales and marketing costs increased by approximately $141,000 for the year ended December 31, 2004  from $0 for the year ended December 31, 2003. This increase is primarily attributable to an increase in advertising and marketing expenses, as well as increased compensation for additional sales employees.

Compensation expense increased by approximately $620,000, from $50,000 in the year ended December 31, 2003 to approximately $670,000 for the year ended December 31, 2004. This increase reflects the addition of executive and senior management, as well as management to oversee the development of our products such as oral care, food processing, skin care, and pet care.

Professional fees for the year ended December 31, 2004 increased by approximately $500,000 from $100,000 in 2003 to $600,000 in 2004, primarily due to legal fees for intellectual property reviews and due diligence support in our effort to consummate the 2005 Acquisition.

General and administrative costs for the year ended December 31, 2004 increased by approximately $290,000, from $260,000 for the year ended December 31, 2003 to $550,000 for the year ended December 31, 2004. This increase is primarily due to an expense of $373,000 for stock -based compensation as a result of “in the money” stock options issued to employees during the year ended December 31, 2004, as compared to no stock -based compensation expense for the year ended December 31, 2003, and a decrease of approximately $100,000 in miscellaneous fees associated with filing and stock transfer fees.

Interest Expense, net

Our interest expenses increased by a net amount of approximately $2.6 million, from $113,000 for the year ended December 31, 2003 to approximately $2.7 million for the year ended December 31, 2004, primarily as a result of the amortization of loan discounts from the convertible debentures issued by us during 2004 and from notes payable.

Net Loss

As a result of the above, we had a net loss of $6.1 million for the year ended December 31, 2004, as compared to a net loss of $607,000 for the year ended December 31, 2003.

Liquidity and Capital Resources

Overview

Since our inception, we have funded operations and investing activities through the sale of common stock, warrants and convertible debt under several private placements. Requirements for liquidated damages under some of these private placements may have an impact on our future liquidity. To date we have satisfied and/or received waivers for the provisions of a majority of the agreements that would have otherwise required us to pay liquidated damages.However, we have not received waivers and from time to time we have been in default to some of the provisions of the registration rights agreements for the April 2004 and July 2004 convertible debt. As of December 31, 2005, we accrued a $286,000 liability associated with these defaults. Our obligation to accrue liquidated damages under these registration rights agreements will cease on April 30 and July 22, 2006, respectively.

Operating Activities

Our cash, cash equivalents and marketable securities balances were approximately $1.0 million and $14.2 million at December 31, 2005 and December 31, 2004, respectively.

Net cash used in operating activities for the year ended December 31, 2005 was approximately $11.8 million, compared to approximately $2.4 million in 2004 and approximately $471,000 in 2003.

Our accounts receivable, less allowance for doubtful accounts, at December 31, 2005 and December 31, 2004 were approximately $155,000 and $0, respectively.

We have fully reserved our note receivable of $890,000 from the Biofilm shareholders as there is no assurance that it is collectible. Also see discussion under “Off-Balance Sheet Arrangements”.

We have significantly increased our inventory level to approximately $1.4 million for the year ended December 31, 2005, from approximately $100,000 for the year ended December 31, 2004, in anticipation of future sales.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2005 was approximately $7.7 million, and was approximately $530,000 and $133,000 for the years ended December 31, 2004 and 2003, respectively.

As a result of the 2005 Acquisition, we recorded $2.6 million in cash payments to the Selling Entities, representing approximately $1.4 million in cash consideration and approximately $1.2 million in acquisition costs.

Net cash used for the purchase of property and equipment for the year ended December 31, 2005 was approximately $824,000. A major portion of this expense was directly related to the 2005 Acquisition in which we added a production facility and warehouse to facilitate our anticipated growth and revenue stream.

During the year ended December 31, 2005, pursuant to a series of promissory notes, we loaned approximately $2.6 million (including $136,000 paid to a vendor on behalf of pHarlo Citrus Technologies) to the Selling Entities and principals of pHarlo Citrus Technologies, Inc. and Indian River Labs, LLC. All of the loans granted to the Selling Entities and the principals of pHarlo Citrus Technologies, Inc. and Indian River Labs, LLC during the year ended December 31, 2005 were cancelled on July 15, 2005 upon the completion of the 2005 Acquisition, with the exception of a loan granted on March 28, 2005 to David Creasey, a principal of pHarlo Citrus Technologies and Indian River Labs, in the amount of $625,000. This loan is evidenced by a promissory note and secured by options and stock that Mr. Creasey holds in our company.

In April 2005, we purchased 359,000 common shares of Biofilm Strategies Corporation from Electric Aquagenies Unlimited, Inc., representing 27% of Biofilm’s outstanding common stock, for cash consideration of $718,000. Further, we advanced a total of $890,000 to the owners of the remaining 73% of Biofilm’s common stock. Biofilm’s proprietary technology is designed to eradicate biofilms, a protective coating that forms on listeria and other pathogens making them resistant to traditional remedies of eradicating bacteria. We understand that Biofilm is in the process of obtaining certain regulatory approvals for the use of its product in specified applications. After several months of unsuccessful negotiations, we have decided that we will not seek to acquire the remaining 73% of Biofilm’s common stock. We originally anticipated that if the acquisition did not close, we would seek repayment of the funds advanced. We are now negotiating an alternative arrangement with Biofilm, whereby Biofilm would license its technology to us, and the $890,000 advanced would be used as a credit against royalty fees due under the license agreement. There can be no assurance that the license agreement will be entered into, or if entered into, that Biofilm would agree to credit the $890,000 advanced toward the royalty fees of such license. We believe that recovery of these advances is uncertain, and have set up an allowance for uncollectible accounts for the entire $890,000.

Financing Activities

As partial consideration for the purchase of the pHarlo assets in the July 2005 acquisition, we issued a promissory note in the amount of $1,931,973 to Indian River Labs, L.L.C. The promissory note bears interest of 3.4% per annum and is payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007. During 2005 we paid approximately $409,000 under the Indian River Labs promissory note.

The net cash provided by our financing activities during the year ended December 31, 2005 was approximately $6.3 million, as compared to approximately $17.1 million and $545,000 for the years ended 2004 and 2003, respectively.

The net cash provided by financing activities for the year ended December 31, 2005 is mainly derived from proceeds from the sale of common stock and warrants. In September 2005, we completed a private placement in which we raised gross proceeds of $6,435,000 through the sale of 2,947,545 shares of our common stock at a purchase price of $2.20 per share, which were sold together with warrants to purchase an additional 1,473,769 shares of our common stock at an exercise price of $3.00 per share. In conjunction with the January 2006 private placement discussed below the exercise price of the warrants was reduced from $3.00 to $1.00. We also recorded payment for the Indian River Labs promissory note of approximately $409,000.

As of December 31, 2005, we had approximately $1.0 million in cash and cash equivalents.

During the year ended December 31, 2005, we continued to be in violation of certain representations of its and covenants contained in our convertible debentures issued on April 30, 2004 and July 22, 2004. This violation related to the fact that our disclosure controls and procedures were not effective because of material weaknesses in our internal controls over financial reporting which resulted in the restatement of our financial statements filed with the SEC for the quarters ended June 2004, September 2004 and September 2005. The violation also related to the fact that we did not make timely quarterly payments to the bondholders. As a result of this violation, principal and accrued interest on outstanding debentures became immediately due and payable at the option of holders and, as a result, as of December 31, 2005, we have classified the entire remaining principal balance in the amount of approximately $194,000 and interest of approximately $119,000 as a current liability and has amortized the debt discount associated with the remaining principal balance. In addition, during the year ended December 31, 2005, we were in default of certain of our obligations under two separate registration rights agreements. As a result of these violations, contractual payments became immediately due and payable to certain holders of our common stock. As of December 31, 2005, we accrued a $286,000 liability associated with these defaults

Registration Rights Agreements

In connection with the January 2006 private placement, we obtained waivers of all claims for liquidated damages relating to our inability to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the applicable registration rights agreement. We received these waivers from shareholders representing more than a majority of all outstanding securities issued in connection with the September 2005 private placement. In consideration for obtaining the waiver, we repriced the warrants issued to shareholders providing the waiver such that the exercise price of the warrants issued in connection with the September 2005 private placement was reduced from $3.00 to $1.00. Under the waiver, the date by which the registration statement covering resale of the securities purchased in the September 2005 private placement was required to be declared effective was extended to May 23, 2006. If we fail to meet certain conditions of the January 2006 registration rights agreement, we will be required to issue to each holder in our

January 2006 private placement, shares and warrants equal to one percent, or 266,718 of the respective number of shares and warrants purchased by each holder, for each 30 days of failure to meet any one of these conditions. We may be required to issue a maximum aggregate of 4 million shares and warrants.

Off-Balance Sheet Arrangements

In April 2005, we purchased 359,000 common shares of Biofilm Strategies Corporation from Electric Aquagenies Unlimited, Inc., representing 27% of Biofilm’s outstanding common stock, for cash consideration of $718,000. We believe that our 27% equity interest in Biofilm is a significant variable interest, as defined by FIN 46(R) “Consolidation of Variable Interest Entities”, however we believe that we are currently not the primary beneficiary of Biofilm and thus we would not be required to consolidate the accounts of Biofilm. We believe that our maximum exposure to loss as a result of our involvement with Biofilm is limited to our initial investment of $718,000.

Contractual Obligations and Commitments

We had the following commitments as of December 31, 2005, which are comprised primarily of a research and development fee contract, consulting and employment contracts, a vendor agreement, notes payable, as well as numerous operating leases:

	Total	Less than one year	1-3 years	3-5 Years	More than 5 years
Research & Development (“R&D”) fees (1)	$—	$—	$—	$—	$—
Consulting agreements	24,000	24,000	—	—	—
Employment agreements (2)	1,995,000	990,000	1,005,000	—	—
Notes Payable Shareholders	475,000	—	475,000	—	—
Note Payable – IRL	1,523,000	966,000	557,000	—	—
Vendor agreements	300,000	300,000	-	—	—
Operating leases	1,437,000	387,000	988,000	62,000	—
Convertible Debentures	194,000	—	194,000	—	—
Other	53,000	11,000	34,000	8,000	—

Total	$6,001,000	$2,678,000	$3,253,000	$70,000	$—

(1)      On January 26, 2006, R&D fees payable under a Patent and Sub-License Agreement with pHarlo IP were amended so that these fees are (i) payable on a quarterly basis within 30 days after the end of each calendar quarter and (ii) are based on gross sales of us (or our affiliates) of products using the pHarlo technology. For fiscal year 2006, the R&D Fees must not be less than $150,000 and are capped at $500,000. The R&D Fees have no minimum amounts payable after 2006; however, they are capped at $2,000,000 for 2007, $4,000,000 for 2008, $8,000,000 for 2009 and $10,000,000 for 2010 and beyond.

(2)      In the first quarter of fiscal 2006, we terminated several of its existing employment agreements with some of its senior management and entered into new employment agreements with its current executive management. The revised estimated future minimum annual compensation under these employment agreements, including the new and terminated agreements for 2006, 2007, 2008 and 2009, is approximately $1,346,000, $1,128,000, $718,000 and $59,000, respectively.

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

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements, Financial Statements and Supplementary Data appear on pages F-1 to F-38 of this Annual Report on Form 10-KSB.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective. As described in our Quarterly Reports throughout 2005, we have already instituted and are continuing to implement the corrective actions described below with respect to the deficiencies in our disclosure controls and procedures.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2005, our independent registered public accounting firm advised the Board of Directors and management that it had two independent material weaknesses in its internal control over financial reporting. The first material weakness related to limitations in the capacity of our accounting resources to identify and react in a timely manner to non-routine and complex business transactions. This was the same material weakness identified by our independent registered public accounting firm during the audit of our financial statements for the year ended December 31, 2004. Despite hiring additional accounting resources in 2005 to supplement the internal accounting staff, we were unable to remediate this material weakness. We have attempted to remediate this material weakness by the hiring, in the first quarter of 2006, of a new financial management team, including a new Chief Financial Officer and a new Controller.

The second material weakness identified related to an overall lack of internal control over sales and revenue recognition as well as inventory calculations and expenditures. This material weakness led directly to our announced internal investigation into the financial statements filed with the SEC for the quarter ended September 30, 2005 (see Note 18 to the Consolidated Financial Statements). Our management implemented several new internal controls in response to its internal investigation, including the following:

•                  Our management has had several training sessions with the sales force of its subsidiary, Coast to Coast.

•                  Our finance department has disseminated written procedures and policies to all of our salespersons, including procedures that require, in certain circumstances, that sales made by Coast to Coast salespersons be reconfirmed by our Director of Logistics.

•                  Our finance department has instituted a policy regarding the provision of samples to our customers.

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

As noted above, there were changes to our internal control over financial reporting that occurred during the our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

While every effort will be made to ensure the financial reporting system will adhere to our internal controls, we cannot be certain that additional material weaknesses will not be identified prior to the filing of management’s annual report on internal control over financial reporting.

ITEM 9B.                    OTHER INFORMATION

In December 2005, Robert Appleby and our company entered into a Separation Agreement and General Release in connection with Mr. Appleby’s resignation as our Chief Executive Officer. Pursuant to the Separation Agreement and General Release, we have agreed to pay Mr. Appleby a severance package of approximately $50,000. In addition, we agreed that the exercise period for Mr. Appleby’s vested options to purchase 1,611,111 shares of our common stock would be reduced from 10 years from the grant date to 5 years from the grant date.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a) Financial Statements, Financial Statement Schedule and Exhibits

(1) Financial Statement Schedule for the Years Ended December 31, 2005, 2004
and 2003: Schedule II – Valuation and Qualifying Accounts

Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(2) Financial Statements – see “Index to Financial Statements”

(3) Exhibits submitted with the Annual Report on Form 10-KSB as filed with the
U.S. Securities and Exchange Commission and those incorporated by reference to
Other filings are listed on the Exhibit Index, which is incorporated herein by reference.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS

Years Ended, 2005, 2004 and 2003

Additions
Year Ended	Balance at Beginning of Year	(Charged to Costs and Expenses)	Recoveries	Deductions	Balance at End of Year
(in thousands)
December 31, 2005	$—	80	—	—	$80
December 31, 2004	$—	—	—	—	$—
December 31, 2003	$—	—	—	—	$—

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (Rothstein, Kass & Company, P.C.)	F-3

Report of Independent Registered Public Accounting Firm (Morgan and Company)	F-4

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-5

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003 and the period from inception, May 13, 1996 to December 31, 2005	F-6

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003 and the period from inception, May 13, 1996 to December 31, 2005	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 and the period from inception, May 13, 1996 to December 31, 2005	F-9

Notes to Consolidated Financial Statements

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
March 9, 2006 except for Note 1A,
as to which the date is May 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Tasker CapitalCorp.
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

/s/ Morgan and Company

Vancouver, Canada
March 24, 2004

TASKER PRODUCTS CORP. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,037,250	$14,225,305
Accounts receivable, net of allowance for doubtful accounts of $79,500 and $0 as of December 31, 2005 and 2004, respectively	155,189	—
Notes receivable	653,958	575,961
Inventories, net of reserve of $74,675 and $0 as of December 31, 2005 and 2004, respectively	1,350,963	99,798
Prepaid expenses	27,377	442,332
Prepaid commissions	163,850	125,000
Total current assets	3,388,587	15,468,396
Property and equipment, net	1,525,142	101,377
Prepaid royalties and license costs	—	1,179,862
Investment in equity investee	664,737	—
Intangible assets, net	21,562,292	—
Goodwill	41,677,180	—
Deposit, net	36,081	17,232
Total assets	$68,854,019	$16,766,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debentures	$194,000	$436,980
Accounts payable	1,740,245	148,651
Notes payable - acquisition of IRL	445,840	—
Other accrued liabilities	1,377,007	548,946
Other current liabilities	234,580	—
Total current liabilities	3,991,672	1,134,577
Long-term liabilities:
Notes payable - shareholders	443,790	458,652
Notes payable - acquisition of IRL	1,077,447	—
Other long-term liabilities	52,686	—
Accrued royalties	—	930,000
Total long-term liabilities	1,573,923	1,388,652
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 89,167,095 and 48,863,740 shares issued and outstanding as of December 31, 2005 and 2004, respectively	89,167	48,864
Additional paid-in capital	89,265,154	8,115,298
Common stock subscribed		13,876,745
Deficit accumulated during the development stage	(26,065,897)	(7,797,269)
Total stockholders’ equity	63,288,424	14,243,638
Total liabilities and stockholders’ equity	$68,854,019	$16,766,867

The accompanying notes are an integral part of these consolidated financial statements.

TASKER PRODUCTS CORP. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,			“Restated” May 13, 1996 (inception) to December 31,
	2005	2004	2003	2005
Revenues	$705,467	$—	$—	$705,467
Cost of goods sold	1,308,111	—	—	1,308,111
Gross margin	(602,644)	—	—	(602,644)
Expenses
Selling, general & administrative	11,905,205	1,963,867	397,954	15,368,970
Product development	3,356,113	1,374,780	89,124	4,820,017
Depreciation and amortization	1,099,859	28,848	13,638	1,142,345
Total Expenses	16,361,177	3,367,495	500,716	21,331,332
Loss From Operations	(16,963,821)	(3,367,495)	(500,716)	(21,933,976)
Other income (expense):
Interest expense, net	(85,333)	(2,729,890)	(113,252)	(2,950,824)
Loss on equity investee	(53,263)	—	—	(53,263)
Liquidated damages	(285,706)	—	—	(285,706)
Other	(880,505)	25,770	6,888	(842,128)
Total other expense, net	(1,304,807)	(2,704,120)	(106,364)	(4,131,921)
Net loss	$(18,268,628)	$(6,071,615)	$(607,080)	$(26,065,897)
Net loss per common share, basic and diluted	$(0.25)	$(0.26)	$(0.05)	$(1.42)
Weighted average common shares outstanding, basic and diluted	73,549,000	23,597,000	13,003,000	18,329,000

The accompanying notes are an integral part of these consolidated financial statements.

TASKER PRODUCTS CORP. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK			ACCUMULATED OTHER		DEFICIT ACCUMULATED
			ADDITIONAL	COMPREHENSIVE		DURING THE
	NUMBER OF		PAID-IN	INCOME	COMMON STOCK	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	(LOSS)	SUBSCRIBED	STAGE	TOTAL
Issuance of common stock	10	—	$1	$—	$—	$—	$1
Net loss						(14,237)	(14,237)
Balance, December 31, 1996	10		1			(14,237)	(14,236)
Issuance of common stock	17,500,000	17,500	168,407				185,907
Translation adjustment				(743)			(743)
Net loss						(143,437)	(143,437)
Balance, December 31, 1997	17,500,010	17,500	168,408	(743)		(157,674)	27,491
Cancellation of common stock	(7,500,000)	(7,500)	7,500				—
Translation adjustment				(579)			(579)
Net loss						(45,387)	(45,387)
Balance, December 31, 1998	10,000,010	10,000	175,908	(1,322)		(203,061)	(18,475)
Issuance of common stock	1,000,000	1,000	15,844				16,844
Reverse merger transaction	262,000	262	(262)			(295)	(295)
Translation adjustment				(1,116)			(1,116)
Net loss						(34,518)	(34,518)
Balance, December 31, 1999	11,262,010	11,262	191,490	(2,438)		(237,874)	(37,560)
Translation adjustment				2,230			2,230
Net loss						(60,388)	(60,388)
Balance, December 31, 2000	11,262,010	11,262	191,490	(208)		(298,262)	(95,718)
Translation adjustment				7,236			7,236
Net loss						(59,060)	(59,060)
Balance, December 31, 2001	11,262,010	11,262	191,490	7,028		(357,322)	(147,542)
Issuance of common stock	524,850	525	210,193				210,718
Warrants issued for license	—		42,344				42,344
Warrants issued for services	—		558,935				558,935
Warrants issued	—		13,956				13,956
Translation adjustment	—			(7,028)			(7,028)
Net loss	—					(761,252)	(761,252)
Balance, December 31, 2002	11,786,860	11,787	1,016,918			(1,118,574)	(89,869)
Issuance of common stock	660,000	660	164,340				165,000
Issuance of common stock	1,408,940	1,409	350,826				352,235
Shares issued for debt	655,000	655	171,931				172,586
Share subscriptions	—	—	—		27,980		27,980
Net loss	—	—	—			(607,080)	(607,080)
Balance, December 31, 2003	14,510,800	14,511	1,704,015		27,980	(1,725,654)	20,852
Private placement, net of costs	—	—			13,867,370		13,867,370
Warrants and embedded conversion option associated with debentures	—	—	2,184,600				2,184,600

	COMMON STOCK			ACCUMULATED		DEFICIT ACCUMULATED
			ADDITIONAL	OTHER		DURING THE
	NUMBER OF		PAID-IN	COMPREHENSIVE	COMMON STOCK	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SUBSCRIBED	STAGE	TOTAL
Debentures and accrued interest converted to common stock	18,161,937	18,162	1,998,205				2,016,367
Exercise of warrants	14,491,003	14,491	1,153,059				1,167,550
Stock-based compensation	—	—	373,000				373,000
Common stock, warrants and options issued for services	1,700,000	1,700	702,419		(18,605)		685,514
Net loss						(6,071,615)	(6,071,615)

Balance, December 31, 2004	48,863,740	48,864	8,115,298	—	13,876,745	(7,797,269)	14,243,638

Shares issued for prior year private placement	9,406,250	9,406	13,918,113		(13,876,745)		50,774
Private placement, net of costs	2,947,545	2,948	6,431,652				6,434,600
Debentures and accrued interest converted to common stock	4,089,900	4,090	238,890				242,980
Note payable and accrued interest converted to common stock	32,272	32	32,240				32,272
Exercise of warrants and stock options	4,835,000	4,835	229,915				234,750
Stock-based compensation	—	—	484,000				484,000
Common stock, warrants and options issued for services	—		3,100,950				3,100,950
Shares issued as part consideration for assets acquired	18,992,388	18,992	56,958,171				56,977,163
Registration rights derivative liability	—	—	(244,075)				(244,075)
Net loss	—	—	—			(18,268,628)	(18,268,628)

Balance, December 31, 2005	89,167,095	$89,167	$89,265,154	$—	$—	$(26,065,897)	$63,288,424

The accompanying notes are an integral part of these consolidated financial statements.

TASKER PRODUCTS CORP. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,			May 13, 1996 (inception) to
Cash flows from operating activities:	2005	2004	2003	December 31, 2005
Net loss	$(18,268,628)	$(6,071,615)	$(607,080)	$(26,065,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,099,859	28,848	13,638	1,142,345
Noncash interest	84,987	2,661,210	78,636	2,832,182
Stock-based compensation	484,000	373,000		1,415,935
Allowance for uncollectible accounts receivable	80,000			80,000
Allowance for uncollectible note receivable	890,000			890,000
Loss on equity investee	53,263			53,263
Fair value adjustment for registration rights derivative liability	(9,495)			(9,495)
Common stock, warrants and options for services	3,079,973	685,514		3,765,487
Changes in operating assets and liabilities:
Accounts receivable	(227,211)			(227,211)
Inventories	(1,210,119)	(99,798)		(1,309,917)
Prepaid expenses	(236,763)	(382,191)	(60,140)	(679,095)
Prepaid commissions	(38,850)	(125,000)		(163,850)
Prepaid royalties	—	65,000	(5,000)	—
Accounts payable	1,591,594	62,755	54,223	1,863,667
Accrued royalties		(70,000)		(70,000)
Other accrued liabilities	781,461	493,945	55,000	1,330,407
Net cash used in operating activities	(11,845,929)	(2,378,332)	(470,723)	(15,152,179)
Cash flows from investing activities:
Cash payments made as part consideration for assets acquired	(2,581,808)			(2,581,808)
Purchases of property and equipment	(824,278)	(112,074)	(2,819)	(939,171)
Advances pursuant to notes	(3,510,628)	(400,000)	(127,265)	(4,102,893)
Purchase of license	—	—	—	(160,000)
Investment in equity investee	(718,000)			(718,000)
Payments for deposits and other	(18,849)	(18,220)	(2,750)	(42,569)
Net cash used in investing activities	(7,653,563)	(530,294)	(132,834)	(8,544,441)
Cash flows from financing activities:
Proceeds from private placements, net	6,434,599	13,867,370	545,215	21,049,936
Proceeds from convertible debentures, net	—	2,065,532		2,065,532
Proceeds from other notes payable, net				524,850
Exercise of warrants/options	285,750	1,167,550		1,453,300
Repayments on note payable - IRL	(408,686)			(408,686)
Other	(226)			48,938
Net cash provided by financing activities	6,311,437	17,100,452	545,215	24,733,870
Net increase (decrease) in cash and cash equivalents	(13,188,055)	14,191,826	(58,342)	1,037,250
Cash and cash equivalents, beginning of period	14,225,305	33,479	91,821
Cash and cash equivalents, end of period	$1,037,250	$14,225,305	$33,479	$1,037,250
Supplemental disclosures of cash flow information:
Interest paid	$185,783	$27,242	$—	$185,783
Supplemental disclosures of noncash investing and financing activities:
Conversion of debt and accrued interest into common stock	$291,930	$2,016,367	$172,586	$2,480,883
Warrants issued and embedded conversion feature associated with debt financing	$—	$2,184,600	$—	$2,184,600
Vehicle purchased via note payable	$56,916	$—	$—	$56,916
Warrants issued for license	$—	$—	$—	$42,344

The following schedule summarizes the acquisition of the certain assets of the Selling Entities included in the condensed consolidated statement of cash flows as cash paid for acquisition of the assets of the Selling Entities:

Fair value of assets acquired	$64,929,000
Cash paid	(1,428,000)
Common stock issued	(56,977,164)
Note issued	(1,931,973)
Notes cancelled	(2,542,631)
Acquisition costs	(1,420,840)
Liabilities assumed	$628,392

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             NATURE OF OPERATIONS

Tasker Capital Corp. and its subsidiaries (collectively, “the Company” or “Tasker”) manufactures, distributes and markets products using pHarlo technology, the process by which it manufactures, distributes and markets a variety of products that utilize a solution that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values.  The Company currently markets Close Call™, an oral hygiene breath drink, Unifresh® Footbath, a grooming aid for dairy cows, and Tasker Pacific Blue™ Seafood Wash, a product used in commercial and retail seafood processing to extend shelf life and remove odors.  The Company has begun the in-plant commercial verification process for United States Department of Agriculture (the “USDA”) approval to use the pHarlo technology in the scalder process of poultry processing.  The Company is in the process of conducting tests of the pHarlo technology in other pre- and post-harvest food processing applications including seafood and poultry farming. The Company is also in various stages of developing future product lines using the pHarlo technology in the skin care and pet product industries.  On December 7, 2005 the Company announced that it intended to concentrate its efforts on the development of its poultry processing products, its seafood processing products and its Unifresh® Footbath and Unifresh® Pen Spray products.  The Company also announced that it intended to seek to license and/or sell the Close Call™ brand and derivative applications.  As a result of this refocusing effort, the Company has suspended its development efforts in other areas.

As a result of the acquisition (the “2005 Acquisition”) by the Company of certain assets of pHarlo Citrus Technologies, Inc. (“PCTI”), Indian River Labs, LLC (“IRL”), pHarlo Citrus Properties Partnership, LLLP (“PCPP”), and Coast to Coast Laboratories, LLC (“C2C,” and together with PCTI, PCPP and IRL, the “Selling Entities”) in July 2005 (see Note 12), the Company now owns the utility patent applications and provisional patent applications associated with the pHarlo technology in the Company’s field of use, and has entered into a new sub-license agreement for the base patents associated with the pHarlo technology.

The Company is in the development stage; therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable at this time.

1A.     RESTATEMENT

The Company has restated its consolidated financial statements, as previously reported in its Form 10-KSB filed on March 31, 2006, for the error described below. In May 2006, management discovered a mathematical error within the selling, general and administrative, product development, depreciation and amortization, interest expense, net and liquidated damages classifications reported in the Inception to Date column of the consolidated financial statements. The mathematical error did not affect the years ended December 31, 2005, 2004, or 2003, nor did affect the subtotals and totals of the Inception to Date column. Specifically, total expenses, loss from operations, net loss and net loss per share data as previously reported in the Inception column were not affected by the mathematical error.

Following is a reconciliation of selling, general and administrative, product development, depreciation and amortization, interest expense, net and liquidated damages accounts as previously reported in the Company’s Form 10-KSB for the year ended December 31, 2005, filed on March 31, 2006, to selling, general and administrative, product development, depreciation and amortization, interest expense, net and liquidated damages accounts as reported in the accompanying consolidated statement of operations:

	“As Reported” May 13, 1996 (inception) to December 31, 2005	Adjustments	“Restated” May 13, 1996 (inception) to December 31, 2005
Revenues	$705,467	$—	$705,467
Cost of goods sold	1,308,111	—	1,308,111
Gross margin	(602,644)	—	(602,644)
Expenses
Selling, general & administrative	12,104,870	3,264,100	15,368,970
Product development	3,685,662	1,134,355	4,820,017
Depreciation and amortization	1,366,066	(223,721)	1,142,345
Total Expenses	21,331,332	—	21,331,332
Loss From Operations	(21,933,976)	—	(21,933,976)
Other income (expense):
Interest expense, net	(85,333)	(2,865,491)	(2,950,824)
Loss on equity investee	(53,263)	—	(53,263)
Liquidated damages	(3,151,197)	2,865,491	(285,706)
Other	(842,128)	—	(842,128)
Total other expense, net	(4,131,921)	—	(4,131,921)
Net loss	$(26,065,897)	—	$(26,065,897)
Net loss per common share, basic and diluted	$(1.42)	—	$(1.42)
Weighted average common shares outstanding, basic and diluted	18,329,000	—	18,329,000

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

Development Stage Company:

The Company is a development stage company as defined in the Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting substantially all of its present efforts to establish a new business and with the exceptions of its brands Close Call™, and Unifresh® Footbath, none of its planned principal operations had commenced as of December 31, 2005.  All losses accumulated until that time were considered as part of the Company’s development stage activities.

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

Fair Value of Financial instruments:

The fair values of the Company’s asset and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated balance sheet at December 31, 2005.

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

Liquidity:

The Company has continued to sustain losses from operations and for the years ended December 31, 2005, 2004 and 2003 it has incurred losses of approximately $18,269,000, $6,072,000 and $607,000, respectively. In addition, the Company has not generated positive cash flows from operations for the years ended December 31, 2005, 2004 and 2003.

Based upon management’s current twelve month forecast of future revenues from its product lines in conjunction with the January 2006 Private Placement, in which the Company received proceeds of $8.7 million, net of placement agent fees, as described in Note 21(b), the Company believes that cash on hand, cash expected to be generated from operations and the currently ongoing reductions in administrative costs will provide adequate flexibility for funding the Company’s working capital over the next twelve months.  As with all business forecasts, management’s current assessment of future revenues is based upon its assumptions and expectations.  Future market trends for its products may not develop as management has predicted. Regulatory approvals required to market products as the Company currently plans may not be obtained. In the future, the Company may find that its cash on hand and cash from operations is not sufficient to fund existing operations. New opportunities may present themselves over the course of the next twelve months, in which case the Company may find that its cash on hand and cash from operations is not sufficient. Such changes may, or may not, require it to seek additional outside funding and, if required, there can be no assurance that suitable outside financing will be available to the Company.

Accounts Receivable:

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances, which are estimated to be uncollectible at December 31, 2005 and 2004. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer’s ability to perform its obligations. The Company does not normally require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company’s receivables and evaluations of the risks of payment. Accounts receivable balances are recorded against the allowance for doubtful accounts when they are deemed uncollectible. The Company’s allowance for doubtful accounts at December 31, 2005 and 2004 was $79,500 and $0, respectively.

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

Goodwill and Other Intangible Assets:

The Company accounts for goodwill and other intangible assets at their estimated fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted effective July 1, 2002. In connection with prior business and asset acquisitions, the Company recorded goodwill based on the excess of the purchase price over the identifiable tangible and intangible assets acquired and liabilities assumed. Upon adoption of SFAS No. 142, the Company ceased recognizing recurring amortization of goodwill, and goodwill is now tested at least annually for impairment.

The Company’s specifically identifiable intangible assets, which consist of utility patent applications, are reported at cost, net of accumulated amortization. These intangible assets are being amortized over their estimated useful lives, which is 11.5 years, at amortization rates that are proportional to each asset’s estimated economic benefit to the Company. The carrying value of these intangible assets is reviewed annually by the Company, or more frequently when indicators of impairment are present, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by these assets are less than the assets’ carrying amount.

The approximate net carrying value of the goodwill and other intangible assets at December 31, 2005 are as follows:

	December 31, 2005
	Gross carrying amount	Accumulated amortization	Net carrying value
Amortized utility patents	$22,500,000	$938,000	$21,562,000
Unamortized goodwill	$41,700,000	$—	$41,700,000
Total intangible assets	$64,200,000	$938,000	$63,200,000

Estimated amortization expense for the subsequent fiscal years, is as follows:

2006	$2,046,000
2007	2,046,000
2008	2,046,000
2009	2,046,000
2010	2,046,000
2011 and thereafter	$11,332,000

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

Income Taxes:

The Company complies with SFAS No. 109 “Accounting for Income Taxes.” This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Stock based Compensation:

As allowed by SFAS No. 123 “Accounting for Stock-Based Compensation” (amended by SFAS No. 148), the Company has elected to measure stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board (“APB”) No. 25 and provide disclosure-only provisions of SFAS No. 123.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the exercise price an employee or director must pay to acquire stock.  If the Company had determined compensation expense based on the fair value using the Black-Scholes option pricing model at the grant dates consistent with SFAS Nos. 123 and 148, the pro forma effect on the Company’s net loss and net loss per common share would have been the following for the years ended December 31, 2005, 2004 and 2003 and the period of inception, May 13, 1996 to December 31, 2005:

	2005	2004	2003	Since Inception
Net loss, as reported	$(18,268,628)	$(6,071,615)	$(607,080)	$(26,065,897)
Add: Stock -based compensation included in net loss, as reported	484,000	373,000	—	1,415,935
Less: Stock -based compensation expense determined under the fair value method	(6,252,300)	(2,670,799)	(115,702)	(9,154,050)
Net loss, pro-forma	$(24,036,928)	$(8,369,414)	$(722,782)	$(33,804,012)
Basic and diluted loss per share, as reported	$(0.25)	$(0.26)	$(0.05)	$(1.42)
Basic and diluted loss per share, pro-forma	$(0.33)	$(0.35)	$(0.06)	$(1.84)

The following assumptions were applied in determining stock -based compensation expense under the fair value method:

	2005	2004	2003
Risk-free interest rate	2.10 - 3.80%	2.10 - 3.18%	3.25%
Expected option term	2.5 - 5 years	2.5 - 3 years	2.5 - 3 years
Expected price volatility	140%	197%	122%
Dividend yield	—	—	—

Derivative Instruments:

The Company is a development stage company without significant revenues.  To date, the Company has entered into several debt and equity transactions to fund its operations. A number of these transactions involved the issuance of convertible debt and warrants.  These transactions also included registration rights agreements that impose significant penalties on the Company if certain conditions are not met. As a result of these registration rights agreements, the Company faces a number of unique and complex accounting issues, such as the ones discussed below.

The Company has issued and outstanding several financial instruments with embedded derivative features, consisting of convertible debt and warrants. The Company analyzes these financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 and Emerging Issues task Force (“EITF”) Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives that must be bifurcated. In addition, free standing warrants are accounted for as either equity or liabilities in accordance with the provisions of EITF Issue No. 00-19.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’” addresses financial instruments, such as convertible notes and stock purchase warrants, which are accounted for under EITF 00-19, that are issued with a corresponding right to have these securities registered pursuant to a registration rights agreement that includes a liquidated damages clause.  Alternative accounting treatments of registration rights are discussed in EITF Issue No. 05-4.  One alternative treatment discussed in EITF Issue No. 05-4 could require the warrants, the convertible debt and the registration rights agreement to be treated as a single financial instrument. If the EITF implements this approach, the convertible debt and the warrants the Company has issued would need to be recorded as a liability at fair value and changes in the fair value of the liability would need to be recorded in the statement of operations each period. Implementation of this approach may have a material non-cash impact to the Company’s consolidated financial statement. Since no consensus on EITF Issue No. 05-4 has been reached, the Company has adopted View C as described in the EITF Issue No. 05-4 Issue Summary No. 1. Under View C, registration rights agreements and the associated financial instruments are accounted for as separate instruments. Accordingly, the Company has given only prospective application to this guidance.  Further impact on its consolidated financial statements of adopting the standard, if any, will follow the transition guidance when released.

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

In connection with the Company’s December 2004 and January 2006 private placements, the Company’s estimated fair value of the related registration rights derivative was immaterial at the inception and at each reporting date since and the Company has not recorded a liability. At each reporting period, the Company calculates the estimated fair value of the registration rights derivatives. If the underlying assumptions of the calculation change such that the estimated fair value is not immaterial, the Company will record a liability at that time. In connection with the Company’s September 2005 private placement, the Company’s estimated fair value of the related registration rights derivative at its inception was immaterial and the Company did not record a liability. Subsequently, in connection with the January 2006 private placement, the Company amended its September 2005 agreement with the rights holder to waive the liquidated damages relating to its inability to have such registration statement declared effective by May 23, 2006. If the Company fails to meet certain conditions of the January 2006 registration rights agreement, it will be required to issue to each holder in the January 2006 private placement, shares and warrants equal to one percent, or 266,718 of the respective number of shares and warrants purchased by each holder, for each 30 days of failure to meet any one of these conditions. The Company may be required to issue a maximum aggregate of 4 million shares and warrants.

Changes in the estimated fair value of the registration rights derivative liability are recorded in the consolidated statement of operations.  In the fourth quarter of 2005 the Company recorded a gain on the reduction of the derivative liability of approximately $9,000.

In connection with the Company’s examination of past transactions for application of EITF Issue No. 05-4, the Company noted that for the period from entering into the April 2004 Securities Purchase Agreement until the

Company increased its authorized shares in August 2004, the Company had insufficient shares to meet all potential obligations to issue shares under its convertible notes and exercisable warrants and options.  Under EITF Issue No. 00-19, a liability should be recognized for those financial instruments for that period, with any changes in the fair value of such liabilities recognized in its consolidated statement of operations.  Based on the Company’s analysis of such liabilities, it determined the effect of any such amounts to be immaterial.

Revenue Recognition:

The Company recognizes revenues from the sale of its products based on the provisions of Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 104, “Revenue Recognition”. The Company recognizes revenue when all of the following conditions are met:

•                  there is persuasive evidence of an arrangement;

•                  the risk of loss and title to the product transfers to the customer;

•                  the collection of the fees is reasonably assured and

•                  the amount of fees to be paid by the customer is fixed or determinable.

The Company’s arrangements do not contain general rights of return. However, in the fourth quarter of 2005, the Company issued approximately $890,000 in credit memos. These credit memos were issued to customers for which the Company promised to take back the Unifresh® Footbath that was not as effective due to abnormally high alkaline content in the customers’ water sources. The Company has now reformulated its Unifresh® Footbath product with the addition of a compound that neutralizes alkali.

“Cost of sales” includes all of the costs to manufacture the Company’s products, including raw materials and supplies, direct labor and factory overhead. Cost of sales also includes the write-off of obsolete inventory and inventory that is not expected to be sold before its shelf expiration date. Additionally, cost of sales reflects the costs associated with free sample products. These costs are recognized on the date on which the Company ships the free sample product.

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

Basic and Diluted Loss Per Common Share:

The Company complies with SFAS No. 128, “Earnings Per Share,” which states that basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share, except that the denominator is increased to include common stock equivalents.  The Company’s common stock equivalents currently include stock options, convertible debentures and warrants.  Unexercised stock options and warrants to purchase common stock and debentures convertible into common stock as of December 31, 2005, 2004 and 2003 are as follows:

	December 31,
	2005	2004	2003
Options	16,540,777	15,650,000	2,400,000
Warrants	7,361,120	10,242,350	4,284,850
Convertible Debentures	2,095,000	6,189,900	—
	25,996,897	32,082,250	6,684,850

The foregoing common stock equivalents were excluded from the calculation of net loss per common share since the inclusion of any additional shares would be antidilutive.

Intangible Assets Related to Businesses Acquired:

Identifiable intangible assets, which consist of utility patent applications, are being amortized over the remaining useful life of the patents of approximately 11.5 years. For the year ended December 31, 2005, the Company has amortized approximately $938,000 related to the utility patent applications.  Estimated amortization expense for each of the succeeding five years is approximately $2.0 million per annum.

In connection with the 2005 Acquisition, the Company recognized goodwill in the amount of $41.7 million, which represents the excess purchase price over the fair value of assets acquired.  The Company accounts for its goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and does not amortize its goodwill.  However, goodwill will be amortized over 15 years for tax purposes. The total amount is expected to be deductible. The Company reviews its goodwill for impairment at least annually, or whenever events or changes in circumstances would indicate possible impairment. The Company performs its annual impairment test of goodwill as of December 31 of each year. In the annual test as of December 31, 2005, it concluded that no impairment existed. The Company operates in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The Company compared its estimated fair value as measured by, among other factors, its projected discounted cash flow to its net book value and since the fair value was substantially greater than the book value, the Company concluded that, as of December 31, 2005, there was no impairment of goodwill.

In accordance with SFAS No. 142, the Company’s intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances would indicate possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Reclassifications:

Certain prior period amounts have been reclassified to conform to the 2005 presentation.

Recent Accounting Pronouncements:

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company has adopted the provisions of SFAS No. 154 as of December 31, 2005 and does not believe that its adoption had a material impact on its consolidated results of operations or financial condition (See Note 1A).

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

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4.”.   SFAS No. 151 has been issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), which requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires the Company to allocate fixed production overheads to the costs of conversion based on the normal capacity of the production facilities.  Management of the Company does not believe the effects of SFAS No. 151 will have a material impact on the consolidated financial statements, as the Company has not incurred any inventory costs that meet the definition of “so abnormal.”

3.             INVENTORIES

	December 31,
	2005	2004
Raw Materials	$955,701	$99,798
Finished Goods	469,936	—
	1,425,637	99,798
Less Inventory Reserve	(74,675)	—
	$1,350,963	$99,798

4.             PROPERTY AND EQUIPMENT, NET

	December 31,
	2005	2004
Machinery and Equipment	$1,062,065	$—
Office furniture, fixtures and capitalized software	466,137	38,664
Vehicles	164,688	73,410
	1,692,890	112,074
Less Accumulated Depreciation	(167,748)	(10,697)
	$1,525,142	$101,377

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $157,000, $29,000 and $14,000, respectively.

5.             OTHER ACCRUED LIABILITIES

	December 31,
	2005	2004
Accrued wages	$161,758	$151,752
Accrued interest	119,147	73,685
Liquidated damages	285,706	—
Accrued legal and accounting fees	322,391	172,118
Accrued consulting	172,500	51,102
Other	315,505	100,289
	$1,377,007	$548,946

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

Post reverse merger transaction through December 31, 2005:

In November 2002, the Company closed a private equity financing in which it raised approximately $525,000 from several investors. In connection with the private placement, the Company issued 524,850 shares of the Company’s common stock and conditional secured promissory notes.  Additionally, the Company issued warrants to purchase 524,850 shares of the Company’s common stock at a price of $2.00 per share up to November 2007.  The fair value attributed to the common stock and warrants was approximately $211,000 and $14,000, respectively.

Also during the year ended December 31, 2002, the Company issued warrants (i) to purchase 300,000 shares of the Company’s common stock for a license and (ii) to purchase 3,460,000 shares of the Company’s common stock for services.  The values ascribed to these warrants were approximately $42,000 and $559,000, respectively.

In June 2003, the Company closed a private equity financing in which it raised an aggregate of $165,000 from several investors in exchange for 660,000 shares of the Company’s common stock.

In July 2003, the Company closed a private equity financing in which it raised an aggregate of $352,235 from several investors in exchange for 1,408,940 shares of the Company’s common stock.

During the year ended December 31, 2003, the Company issued 655,000 shares of the it’s common stock in full satisfaction of certain debts totaling $172,586.

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

In connection with this private placement, the Company also entered into a Registration Rights Agreement under which it is obligated to file a registration statement with the SEC to register for resale, within a specified time period, the shares and the shares underlying the placement agent warrants. The terms of the Registration Rights Agreement provide that, in the event that the registration statement is not filed within 30 days of entering into the private placement, the Company is required to pay to the investors, as partial liquidated damages, 1% additional shares per month until the registration statement is filed based on the number acquired in the private placement. The registration statement was filed within the specified time period.

Since the common shares related to this private placement were not issued until 2005, the Company has classified the proceeds of this offering of approximately $13.9 million, net of amounts paid to the placement agent and other closing costs aggregating approximately $1.1 million, as common stock subscribed.

During the year ended December 31, 2004, stockholders’ equity was also increased as a primary result of (i) the allocation of value to the approximate 19.5 million warrants and embedded conversion features associated with the issuance of convertible debentures , (ii) the conversion of approximately $2 million of debentures into approximately 18.2 million shares of common stock, (iii) the exercise of approximately 14.5 million warrants generating cash proceeds of approximately $1.2 million, (iv) stock -based compensation of approximately $373,000 and (v) the issuance of common stock, warrants and options for services of approximately $685,000 (See Note 11).

In February 2005, a secured promissory note holder exchanged his note in the amount of $49,950, plus interest and services rendered over the past two years, for 32,272 restricted common shares at $1.65, or $2.30 less than the market value of the stock on the date of the exchange.  In connection with the exchange, the Company recognized approximately $74,000 of consulting fees during the year ended December 31, 2005.

In July 2005, the Company executed an Asset Purchase Agreement whereby the Company issued 18,992,388 shares of its common stock valued at $56,977,164 (see Note 12).

In September 2005, the Company completed the private placement of 2,947,545 shares of its common stock with several accredited investors for an aggregate purchase price of approximately $6,485,000 or $2.20 per share.  As part of the private placement, the Company also (i) issued 1,473,769 warrants to purchase the Company’s common stock at $3.00 per share and (ii) entered into a Registration Rights Agreement under which it is obligated to file, and make effective, a registration statement with the SEC to register for resale, within a specified time period, the shares and the shares underlying the warrants. The terms of the Registration Rights Agreement provide that, in the event that the registration statement is not declared effective within 120 days of entering into the private placement, and if the Company is found to not have used its “best efforts,” the Company is required to pay to the investors, as partial liquidated damages, 1% of the cash value of the shares and underlying shares per month for as long as such requirements are not met.  The registration statement was not declared effective within the specified time periods. In January 2006 the investors agreed to waive any liquidated damages under this agreement related to the failure to have the first registration statement declared effective within 120 days. The waiver set a new effectiveness deadline at 245 days after the entry into the private placement. In exchange for this waiver the exercise price of the warrants was reduced to $1.00 per share (see Note 21(b)).

During the year ended December 31, 2005, stockholders’ equity was also increased as a result of (i) the issuance of options for vendor services of approximately $3.1 million, (ii) employee stock-based compensation of approximately $484,000, (iii) the conversion of approximately $243,000 of convertible debentures and accrued interest into approximately 4,090,000 shares of common stock and (iv) the exercise of approximately 4.8 million options and warrants generating cash proceeds of approximately $285,000.

7.             WARRANTS AND STOCK OPTIONS

Warrants:

During the year ended December 31, 2002, the Company issued (i) 524,850 warrants in connection with notes payable, (ii) 300,000 warrants to pHarlo in connection with its license agreement (see Note 9) and (iii) 3,460,000 warrants to consultants for services rendered.

During the year ended December 31, 2004, the Company issued (i) 19,461,500 warrants in connection with the Convertible Debentures, of which 16,000,000 and 3,461,500 warrants were issued in connection with the April 2004 and July 2004 Private Placements, respectively, (ii) 562,500 warrants to the placement agent in connection with the Company’s December 2004 private placement and (iii) 400,000 warrants issued to a consultant for services rendered.  Of the 19,461,500 warrants issued in connection with the Convertible Debentures, 3,995,000 and 14,491,003 warrants were exercised during 2005 and 2004, respectively, generating proceeds of approximately $200,000 and $1.2 million, respectively, to the Company.

During the year ended December 31, 2005, the Company issued 1,473,769 warrants in connection with the Company’s September 2005 Private Placement. The warrants had an exercise price of $3.00 per share.

The following table summarizes the Company’s warrant activity:

	Number of shares	Exercise Price per share	Weighted average exercise Price per share
Outstanding, January 1, 2002	-0-	$—	$-0-
Granted	4,284,850	$0.25 - $2.00	$0.46
Outstanding, December 31, 2002	4,284,850	$0.25 - $2.00
Granted	-0-	$-0-	$-0-
Outstanding, December 31, 2003	4,284,850	$0.25 - $2.00	$0.46
Granted	20,424,000	$0.10 - $2.00	$0.22
Exercised	(14,466,500)	$0.05 - $0.25	$0.08
Outstanding, December 31, 2004	10,242,350	$0.05 - $2.00	$0.37
Granted	1,473,770	$1.00	$1.00
Exercised	(4,355,000)	$0.05 - $0.25	$0.07
Outstanding, December 31, 2005	7,361,120	$0.05 - $2.00	$0.63

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

As of December 31, 2005, the weighted average contractual life of warrants is approximately 2.9 years.

Stock Options:

Stock options issued are as follows:

	Number of shares	Exercise Price per share	Weighted average exercise Price per share
Outstanding, January 1, 2002	-0-	$—	$—
Granted	1,500,000	$0.25	$0.25
Outstanding, December 31, 2002	1,500,000	$0.25	$0.25
Granted	900,000	$0.25	$0.25
Outstanding, December 31, 2003	2,400,000	$0.25	$0.25
Granted	13,250,000	$0.25 - $2.05	$0.58
Outstanding, December 31, 2004	15,650,000	$0.25 - $2.05	$0.53
Granted	4,084,999	$1.50 - $4.70	$2.30
Exercised	(480,000)	$0.25	$0.25
Cancelled	(2,714,222)	$0.25 - $4.00	$0.97
Outstanding, December 31, 2005	16,540,777	$0.25 - $4.70	$0.91
Options exercisable at December 31, 2003	2,400,000	$0.25	$0.25
Options exercisable at December 31, 2004	9,244,438	$0.25 - $2.05	$0.37
Options exercisable at December 31, 2005	13,774,886	$0.25 - $4.70	$0.82

The following table summarizes additional information about stock options outstanding at December 31, 2005:

	Number Outstanding at December 31, 2005	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$0.25	9,497,778	8.25	$0.25
$0.67	1,000,000	8.84	$0.67
$1.45 - $1.75	3,533,333	9.07	$1.52
$2.01 - $2.47	1,316,666	9.15	$2.26
$2.70 - $3.14	1,115,000	9.38	$2.97
$3.32 - $4.70	78,000	9.22	$3.96
	16,540,777

	Options Exercisable
Exercise Prices	Number Exercisable at December 31, 2005	Weighted-Average Exercise Price
$0.25	8,442,220	$0.25
$0.67	666,667	$0.67
$1.45 - $1.75	3,133,333	$1.52
$2.01 - $2.47	949,999	$2.26
$2.70 - $3.14	504,667	$2.97
$3.32 - $4.70	78,000	$3.96
	13,774,886

8.             INVESTMENT IN EQUITY INVESTEE

In April 2005, the Company purchased 359,000 common shares of Biofilm Strategies Corporation from Electric Aquagenics Unlimited, Inc., representing 27% of Biofilm’s outstanding common stock, for cash consideration of $718,000.  Further, the Company advanced a total of $890,000 to the owners of the remaining 73% of Biofilm’s common stock. Biofilm’s proprietary technology is designed to eradicate biofilm, a protective coating that forms on listeria and other pathogens making them resistant to traditional remedies of eradicating bacteria. The Company understands that Biofilm is in the process of obtaining certain regulatory approvals for the use of its product in specified applications.  After several months of unsuccessful negotiations, the Company has decided that it will not seek to acquire the remaining 73% of Biofilm’s common stock.  The Company originally anticipated that if the acquisition did not close, the Company would seek repayment of the funds advanced.  The Company is now negotiating an alternative arrangement with Biofilm, whereby Biofilm would license its technology to the Company, and the $890,000 advanced would be used as a credit against royalty fees due under the license agreement.  There can be no assurance that the license agreement will be entered into, or if entered into, that Biofilm would agree to credit the $890,000 advanced toward the royalty fees of such license.  The Company believes that recovery of these advances is uncertain, and has set up an allowance for uncollectible accounts for the entire $890,000.

Tasker believes that its 27% equity interest in Biofilm is a significant variable interest, as defined by FIN 46(R) “Consolidation of Variable Interest Entities,” however Tasker believes that it is currently not the primary beneficiary of Biofilm and thus would not be required to consolidate the accounts of Biofilm. Tasker’s management believes that Tasker’s maximum exposure to loss as a result of its involvement with Biofilm is limited to its initial investment of $718,000.

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

10.          NOTES RECEIVABLE

Advances to PCTI, PCTI-related entities

During 2002, the Company agreed to loan to PCTI and PCTI-related entities, pursuant to a loan agreement and notes, up to $200,000 to finance a production facility to produce the products licensed pursuant to the 2002 license agreement with PCTI (See Note 9).  The notes bore an interest rate at 7% per annum, with principal and interest to be repaid in equal monthly installments commencing July 1, 2003, with the last payment due October 1, 2012.

During 2004, pursuant to a series of additional promissory notes, the Company loaned an additional $200,000 to PCTI and $200,000 to PCPP. These notes bore an interest rate at 7% per annum (0% until June 1, 2005) and had terms of 1 year.

During the year ended December 31, 2005, pursuant to a series of promissory notes, the Company loaned an additional $2,600,703 (including $136,000 paid to a vendor on behalf of PCTI) to the Selling Entities and principals of the Selling Entities. The loans bore an interest rate at 7% per annum (0% for approximately the first six months) and had terms of one year, unless otherwise noted.  Certain of these loans represented cash advances against bonus payments to the principals of the Selling Entities (see Note 12). The notes issued by principals of the Selling Entities are as follows: January 10, 2005 Note From Barry Cummins-$250,000 (6% interest for entire term); January 3, 2005 Note From David Creasey-$100,000 (interest due for entire term); March 1, 2005 Note From David Creasey-$150,000; January 10, 2005 Note From David Dickinson-$100,000 (interest not due for seven months); March 4, 2005 Note From David Dickinson-$150,000; and March 28, 2005 Note From David Creasey-$625,000.  Certain of these loans represented working capital to the PCPP to build out and fund the Selling Entities’ manufacturing facilities.  The notes issued by PCPP, each of which has an interest rate of 0% for the first three months, unless otherwise indicated, are as follows:  January 20, 2005-$100,000; February 15, 2005-$75,000; March 7, 2005-$100,000; March 31, 2005-$100,000; April 20, 2005-$100,000; May 19, 2005-$50,000; June 14, 2005-$50,000 (0% interest for first two months); and July 6, 2005-$12,500 (0% interest for first two months). Certain of these loans represented working capital to C2C.  The notes issued by C2C are as follows: March 3, 2005-$100,000; May 25, 2005-$25,000; June 29, 2005-$15,000.  Certain of these loans represented working capital to PCTI.  The notes issued by PCTI are as follows: May 11, 2005-$62,113; May 27, 2005-$100,000; June 2, 2005-$20,000; June 14, 2005-$52,816; June 27, 2005-$52,006; and July 12, 2005-$55,269.  The Company also advanced $20,000 to IRL for working capital and received a promissory note dated June 29, 2005.  All of the above loans issued during 2005 were cancelled on July 15, 2005 upon the completion of the 2005 Acquisition, with the exception of the March 28, 2005 note with David Creasey in the amount of $625,000, which remains due and bears interest at 6% per annum.

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

In connection with the April 2004 Securities Purchase Agreement, the Company also entered into a Registration Rights Agreement under which the Company is obligated to file, and make effective, a registration statement with the SEC to register for resale, within specified time periods, the shares underlying the Warrants and the shares issuable on conversion of the Convertible Notes, to keep the registration for such shares effective, and to properly maintain such registration statement, until such shares have been issued to, and sold by, the investors. The terms of the Registration Rights Agreement provide that, in the event that the registration statement is not filed within 45 days, does not become effective within 150 days of entering into the Securities Purchase Agreement, or is not properly maintained, the Company is required to pay to the investors, as partial liquidated damages, an amount equal to 1% of the principal amount of the April 2004 Debentures, then 1.5% per month of the principal amount for as long as such requirements are not met (see Note 2, Derivative Instruments). The registration statement was filed and declared effective within the specified time periods, but the Company did not properly maintain the registration statement, thus triggering liquidated damages.

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

In connection with the July 2004 Securities Purchase Agreement, the Company also entered into a Registration Rights Agreement under which the Company is obligated to file, and make effective, a registration statement with the SEC to register for resale, within specified time periods, the shares underlying the Warrants and the shares issuable on conversion of the Convertible Notes, to keep the registration for such shares effective, and properly maintain such registration statement, until such shares have been issued to, and sold by, the investors. The terms of the Registration Rights Agreement provide that, in the event that the registration statement is not filed within 5 days, or does not become effective within 90 days of entering into the Securities Purchase Agreement, the Company is required to pay to the investors, as partial liquidated damages, an amount equal to 1% of the principal amount of the July 2004 Debentures, then 1.5% per month of the principal amount for as long as such requirements are not met (see Note 2, Derivative Instruments). The registration statement was filed and declared effective within the specified time periods, but the Company did not properly maintain the registration statement, thus triggering liquidated damages.

Included in the other accrued liabilities at December 31, 2005 is approximately $119,000 of interest and fees and approximately $286,000 of incurred liquidated damages associated with the April 2004 and the July 2004 Debentures. Additionally, at December 31, 2005, the Company recorded a derivative liability related to the April 2004 and July 2004 registration rights of approximately $235,000.

The following tables summarize 2005 and 2004 conversion activity and principal outstanding at December 31, 2005 (all of which is classified in current liabilities as a result of the Company being in violation of certain covenants):

	April 2004 Debentures	July 2004 Debentures	Total
Principal amount	$800,000	$1,647,674	$2,447,674
2004 Conversion (excludes accrued interest of $5,673)	(533,000)	(1,477,6794)	(2,010,694)
Principal outstanding at December 31, 2004	267,000	169,980	436,980

2005 Conversions	(192,000)	(50,980)	(242,980)
Principal outstanding at December 31, 2005	$75,000	$119,000	$194,000

Total common shares resulting from conversion of principal	14,500,000	7,643,370	22,143,370
Total common shares resulting from conversion of principal	113,467	—	113,467
	14,613,467	7,643,370	22,256,837

The Company determined the initial carrying value of the April 2004 Debentures and the July 2004 Debentures (together, the “Convertible Debentures”) by a two-step allocation process: first to the associated warrants and second, to an embedded conversion option.  First, the Company allocated the proceeds from the sale of the of the Convertible Debentures between the Convertible Debentures and the warrants based upon their relative fair values, which resulted in recording a discount on the Convertible Debentures. The value of the warrants was computed using the Black-Scholes option pricing model.  Second, in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” after allocating the Convertible Debenture proceeds as described above, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option.  Since the conversion prices were less than the fair value of the Company’s stock at the closing dates, an embedded conversion option was recorded as additional paid in capital.

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

On April 30, 2005, the prospectuses relating to resale of the Company’s stock by holders of securities who purchased in the April and July 2004 private placements became stale.  As a result, certain stockholders could not sell their shares pursuant to these registration statements.  This caused the Company to be in default of its obligations under the Registration Rights Agreements entered into as part of the April and July 2004 private placements.  This default caused contractual payments to become immediately due and payable to certain stockholders.  As of December 31, 2005, the Company accrued a $286,000 liability associated with this event.  The Company filed an amendment to these registration statements during the third quarter of 2005.  The SEC declared the Registration Statements effective on November 2, 2005.  However, as a result of a voluntary internal investigation performed by the Company with respect to its quarterly financial statements filed for the period ended September 30, 2005, the Company suspended the use of these registration statements.  Upon completion of the investigation, the Company lifted the suspension of use and stockholders were advised that they could sell pursuant to the registration statements on March 10, 2006.

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

	December 31,
	2005	2004
Notes payable, with interest at 5%, fair value	$524,325	$524,325
Less: Discount to record note at fair value	(224,149)	(224,149)
	300,176	300,176

Less: Note converted into equity	(49,950)	—
Amortization of discount to December 31, 2005	193,564	158,476
	$443,790	$458,652

The fair value attributed to the notes is based upon the fair value of the underlying financial instruments.

The discount resulting from recording the notes at fair value will be amortized at the interest rate method over a term of five years.

Note Payable IRL:

As partial consideration for the purchase of the pHarlo assets (see Note 12), Tasker issued a promissory note in the amount of $1,931,973 to IRL.  The promissory note bears interest of 3.4% per annum and is payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007.  The following schedule outlines the activity for this note during 2005 and 2004:

	December 31,
	2005	2004
Notes payable, with interest at 3.4%, fair value	$1,931,973	$—
Less: Discount to record note at fair value	(408,686)	—
	1,523,287	—

Current portion—Note payable—Acquisition of IRC	445,840	—
Non current portion—Note payable—Acquisition of IRC	1,077,447	—
	$1,523,287	$—

12.          ACQUISITION OF PHARLO ASSETS

On July 15, 2005, the Company executed an Asset Purchase Agreement with the Selling Entities (the “Asset Purchase Agreement”) whereby the Company purchased all of the assets of the Selling Entities that relate to the Company’s product applications and fields of use, including, but not limited to, utility patent applications, equipment, inventories and existing contracts. The purchase price of approximately $64.3 million includes (i) 18,992,388 shares of the Company’s common stock valued at approximately $56.98 million (or approximately $3.00 per share, which is based upon the average closing market price of the Company’s common stock for the seven day period following the announcement of the completed acquisition), (ii) a promissory note in the amount of $1,931,973 (bearing interest at 3.4% and payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007), (iii) cash of $1,428,000, (iv) estimated acquisition costs of $1,420,840 and (v) cancelled promissory notes totaling $2,542,631 issued to the Company by the Selling Entities and by certain equity holders of the Selling Entities.

In addition to the sale of the acquired assets, and subject to certain conditions, the Selling Entities also agreed to cause Phitex Ltd. LLLP (“Phitex”) (the direct one hundred percent owner of the sole and exclusive licensee of the base patents) to issue to the Company 19.9% of the then total outstanding equity interests of Phitex on a fully diluted basis.  This would allow the Company to share in the monetary benefits derived by Phitex from any transaction between the sole and exclusive licensee of the base patents and an unaffiliated third party pursuant to which that third party acquires rights to exploit the base patents outside the Company’s fields of use.  On November 22, 2005 the Board approved the termination of Robert P. Appleby as the Company’s Chief Executive Officer and President.

Upon the termination of Mr. Appleby, the Company also became ineligible to receive the 19.9% interest in Phitex, as described above.  In the first quarter of 2006, the Company negotiated an amendment with the Selling Entities such that, subject to the satisfaction of certain conditions, the Company will be eligible to receive a 10% interest in Phitex.  No effect, if any, related to this potential acquisition has been included in the allocation of the purchase price.

The 2005 Acquisition was accounted for as a business combination in accordance with SFAS No. 141 “Business Combinations” and accordingly, the tangible and intangible assets acquired have been recorded at their estimated fair values as of the date of the acquisition.  As a result of the acquisition, the Company owns the utility patent applications and provisional patent applications associated with the pHarlo technology in the Company’s field of use. In addition to the acquisition of these patent applications, the Company received the right of first refusal to purchase any other utility patent applications that may be developed by Phitex based on the pHarlo technology. Before the acquisition, the Company only had the sublicense to market and sell these products worldwide. The acquisition of these patents will allow the Company to manufacture the products at a lower cost than it would have paid to Phitex under the sublicense agreement and will also allow the Company to market and sell these products applications without the restrictions of the sublicense agreement. All of these factors contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired from Phitex and, as a result, the Company has recorded goodwill in connection with this transaction. Goodwill has been recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the allocation of fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition. The final allocation of the purchase price, including the value and classification of intangible assets and their respective amortization periods, is based upon a retrospective valuation of the assets acquired. This valuation resulted in the adjustment to the fair value of the intangible asset and goodwill that was initially recorded at approximately $57,636,000 and $6,404,000, respectively.

Components of the purchase price and the estimated allocation thereof are approximately as follows:

Property and equipment	$703,000
Other assets	49,000
Other liabilities	(629,000)

Net assets acquired	123,000
Identifiable intangible assets acquired	22,500,000
Goodwill	41,677,000
Total cost of acquisition	$64,300,000

The results of operations of the Selling Entities have been included in the Company’s Consolidated Statements of Operations since July 15, 2005, the acquisition date.

The following unaudited proforma information gives effect to the acquisition as if it had occurred on the first day of each of the periods ended:

	December 31,
	2005	2004
Total revenues	$705,467	$—
Net loss	(20,033,116)	(7,713,589)
Loss per share, basic and diluted	$(0.24)	$(0.33)

13.          INCOME TAXES

A reconciliation of income tax expense to the benefit computed at the statutory rate of 34% for the years ended December 31, 2005, 2004 and 2003 is approximately as follows:

	2005	2004	2003
Benefit at statutory rate	$(6,211,000)	$(2,064,000)	$(206,000)
Noncash interest on Convertible Debentures	—	832,000
Stock-based compensation	165,000	188,000
Other	36,000	(100,000)
Losses for which no benefit is recorded	6,010,000	1,144,000	206,000
	$—	$—	$—

Significant components of the Company’s deferred income tax assets and liabilities at December 31, 2005 and 2004 are approximately as follows:

	2005	2004
Deferred tax assets:
Net operating losses	$7,215,000	$1,674,000

Stock -based compensation	1,464,000	188,000
Reserves	553,000	—
Valuation allowance	(8,637,000)	(1,862,000)

Net deferred tax assets	$595,000	$—
Deferred tax liabilities:
Depreciation & Amortization	(595,000)
Total deferred tax liabilities	(595,000)

Net deferred tax assets	$—	$—

As of December 31, 2005, the Company has a U.S. Federal net operating loss carry forward of approximately $17.8 million, which will expire commencing 2019 through 2025, if not utilized.  Under Internal Revenue Code Section 382, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances.  Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined over a three year period.  The amount of such limitation, if any, has not been determined.

Management of the Company has decided to fully reserve for its deferred tax asset, as it is more likely than not that the Company will not be able to utilize these deferred tax assets against future income, coupled with the possible limitations of the net operating losses due to various changes in ownership over the past year.

14.          COMMITMENTS AND CONTINGENCIES

In connection with the 2005 Acquisition, the Company entered into a Patent and Technology Sub-License Agreement dated as of July 15, 2005 (the “Sub-License Agreement”) with pHarlo IP, LLC (“pHarlo IP”), in which pHarlo IP has agreed to provide to the Company technical assistance necessary to implement, refine and exploit the base patents to the pHarlo technology in the Company’s fields of use. pHarlo IP is the sole and exclusive licensee of the base patents to the pHarlo technology.  In consideration for the technical assistance, the Company agreed to pay to pHarlo IP certain research and development fees (“R&D Fees”). The R&D Fees may be subject to recovery by the Company in certain circumstances described below.

On January 26, 2006, the Company entered into a letter agreement with pHarlo IP that amended (i) the Sub-License Agreement and (ii) the Asset Purchase Agreement.

The Sub-License Agreement was amended to restructure the R&D Fees payable to pHarlo IP. Prior to the amendment, the Company had agreed to pay to pHarlo IP the R&D Fees in advance, prior to the calendar quarter for

which they were earned.   The R&D Fees were originally set at a fixed amount, and although subject to recovery in certain circumstances, were not dependant on sales of the Company’s products until certain thresholds had been met.

The amendment restructured the R&D Fees so that they are (i) payable on a quarterly basis within 30 days after the end of each calendar quarter and (ii) based on gross sales of the Company (or its affiliates) of products using the pHarlo technology. For fiscal year 2006, the R&D Fees must not be less than $150,000 and are capped at $500,000. There are no other minimum R&D Fees payable after 2006, although R&D Fees for all subsequent years are capped at specified rates.

The Company, Wynn Starr Special Products, LLC (“Wynn Starr”), PCTI, IRL and pHarlo IP are parties to an Exclusive Field of Use License Agreement and Product Sale Agreement made effective as of September 15, 2004, as amended (the “Wynn Starr Agreement”).  Under the terms of this agreement, including amendments, the Company has granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology.  Wynn Starr is also responsible for taking the pHarlo concentrate provided by the Company and blending it with liquids to create the finished product that is ultimately distributed by Wynn Starr.  In return for this license, Wynn Starr has agreed to pay the Company a royalty of $70.00 per gallon on all net sales (as defined in the Wynn Starr Agreement) sold by Wynn Starr for which payment is received from customers.  The Company is currently renegotiating the royalty payments associated with the Wynn Starr Agreement.  Under the Wynn Starr Agreement, if the price for the pHarlo concentrate exceeds a certain threshold amount per gallon, then Wynn Starr obligated to make certain royalty payments to pHarlo IP.  Steven B. Zavagli,  of the Company’s board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

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

Additionally, to the extent that the amount of any royalties actually paid to pHarlo IP by Wynn Starr under the Wynn Starr Agreement exceeds the R&D Fees paid by the Company to pHarlo IP, pHarlo IP has agreed to pay the Company one-third of the amount by which such royalties exceed the R&D Fees.  In the event that pHarlo IP ceases to receive royalty payments in respect of sales by Wynn Starr of certain products based on technology licensed by pHarlo IP to the Company, the Company is obligated to make cash payments to pHarlo IP equal to the royalties pHarlo IP is entitled to receive under the Wynn Starr Agreement with respect to such sales that are not subject to repayment to the Company.

On December 7, 2004, the Company entered into an agreement to purchase exclusive rights of first refusal to applications of the pHarlo technology from Richard J. Kirby, a developer who had previous purchased the rights on July 19, 2002.  Under the terms of the consulting agreement, Mr. Kirby assigned and granted all his rights, titles and interests in his license agreements with pHarlo to Tasker for which Tasker agree to pay Mr. Kirby one half of one percent (0.5%) of net revenues generated from products using the pHarlo technology, in an amount not to exceed $400,000 in any one calendar year.  The agreement continues until the termination of or expiration of pHarlo Citrus’ patent to the licensed technology.  The Company recorded prepaid expenses towards this agreement in the amounts of $45,000 for each of 2005 and 2004, respectively.

In January 2005, the Company entered into a three year employment agreement with Mr. Appleby to serve as its Chief Executive Officer. Under the terms of this agreement, as amended in May and August of 2005, Mr. Appleby (a) will earn a base salary of $25,000 per month, modified annually, and increased to $27,083 per month after certain Company growth objectives are met, (b) at the discretion of the Board, upon the recommendation of the Compensation Committee, will be awarded an annual bonus, (c) was granted, in August 2004, a non-qualified stock option to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share, subject to certain vesting provisions and (d) receives other benefits.

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

In January 2005, the Company entered into a three year employment agreement with Mr. Burns to serve as the Company’s Chief Operating Officer and Executive Vice President. Under the terms of this agreement, as amended in May and August of 2005, Mr. Burns (a) will earn a base salary of $25,000 per month, modified annually, and increased to $27,083 per month after certain Company growth objectives are met, (b) at the discretion of the Board, upon the recommendation of the Compensation Committee, will be awarded an annual bonus, (c) was granted, in August 2004, a non-qualified stock option to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share, subject to certain vesting provisions and (d) receives other benefits. On December 19, 2005, Mr. Burns and the Company agreed to reduce his base annual salary from $325,000 per year (as provided for in his employment agreement) to $200,000 per year.  Mr. Burns’s title has also changed from Chief Operating Officer to Executive Vice President—Business Development. He remains a member of the Company’s Board of Directors.

On November 14, 2004, the Company entered into a three year employment agreement with Robert D. Jenkins to serve as the Company’s Chief Financial Officer. Under the terms of this agreement, as amended in May 2005, Mr. Jenkins (a) is paid a monthly salary of $16,667, modified annually and increased to $20,833 per month after the Company achieves a certain level of annual sales, (b) is eligible to participate in the Company’s Management Incentive Program, (c) was granted a non-qualified stock option to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.45 per share, subject to certain vesting provisions and (d) receives other benefits.

On February 8, 2006, Mr. Jenkins and the Company entered into a Separation Agreement and General Release in connection with Mr. Jenkins’s resignation as the Company’s Chief Financial Officer. Pursuant to the Separation Agreement and General Release, the Company has agreed to continue to pay Mr. Jenkins at his current annual base salary rate of $200,000 through June 28, 2006. Mr. Jenkins will also continue to be eligible to participate in the Company’s medical and dental plans until August 31, 2006, with the Company continuing to pay eighty percent (80%) of the premium for such coverage. In addition, the Company agreed that the exercise period for Mr. Jenkins’s options to purchase 1,000,000 shares of the Company’s common stock would be reduced from 10 years from the grant date to 5 years from the grant date.

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

On January 5, 2006, a civil action captioned Robert L. Mandell, D.M.D., and Anthony M. Broschetti, D.M.D. v. Tasker Capital Corporation., Arthur P. Bergeron and Richard J. Kirby was filed in the Middlesex Superior Court in Massachusetts.  In the complaint, the plaintiffs allege that the Company, its former President, Mr. Bergeron, and its alleged former agent, Mr. Kirby, breached an agreement to pay for a study regarding the Company’s Breath Rephresh product.  The plaintiffs seek recovery of $100,000 in connection with the breach of contract claim.  The Company believes that the complaint is without merit and plans to vigorously defend itself against such action.  In the opinion of the Company’s management, based, in part, upon advice from its counsel handling the litigation and proceedings, adverse outcomes, if any, will not have a material effect on the Company’s consolidated financial condition or results of operations.

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

Subsequent to December 31, 2005, the Company terminated employment agreements with some of its executives and entered into new employment agreements with its current executive management (Note 21(a)).  The revised approximate future minimum annual compensation under these employment agreements, including the new and terminated agreements for 2006, 2007, 2008 and 2009 is $1,346,000, $1,128,000, $718,000 and $59,000, respectively.

16.          OPERATING LEASE

On April 19, 2005, the Company entered into a five -year lease effective May 1, 2005, for executive office space at Corporate Center, 39 Old Ridgebury Road-Suite 14, Danbury, CT 06817 at an annual base rent of $173,660, subject to modest annual increases thereafter.  On May 1, 2005, the Company relocated to this address.

As part of the 2005 Acquisition, the Company assumed a five-year lease for manufacturing, warehousing and office space in Conroe, Texas at an annual base rent of $114,000.

Future aggregate minimum annual rental payments under these leases for the next five years is shown in the schedule below. The schedule below also includes lease expenses for several leased vehicles.  The annual lease expense for these vehicles is approximately $66,000, $63,000, $13,000 and $2,000 for the years ended December 31, 2006, 2007, 2008 and 2009, respectively.

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

The following table summarizes related party transactions during the years ended December 31, 2005 and 2003 and the period of inception, May 13, 1996, to December 31, 2005. There were no payments to related parties in 2004:

	2005	2003	Since Inception
Remuneration paid and payable to a director	$318,000	$39,040	$380,550
Management fees paid to directors	—	—	$123,892
Rent reimbursed to a director	$35,000	$30,000	$80,343

18.          SEVERANCE PAYMENTS

During the fourth quarter of fiscal year 2005 the Company recorded and paid approximately $29,000 of severance to one executive and five staff members. Seven more staff members were terminated but no severance was paid to them during this time period. No liability remained at the end of fiscal year 2005 related to this reduction action. The Company expects to experience cost reductions of approximately $200,000 per quarter starting in the first quarter of 2006 related to this action.

19.          SEGMENTS - ENTERPRISE WIDE DISCLOSURES

The Company owns several utility patents that allow it to produce, market and distribute certain product applications related to these utility patents. In 2005, the Company began selling two product applications, Unifresh® Footbath and Close Call™. The Chief Operating Decision Maker (CODM) of the Company is the President and CEO. The operating results of each product application, other than for revenue, are not separately tracked or reported. Operating results by product application are not reviewed by the CODM because discrete financial information is not available. Consequently, as permitted by the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has one reportable segment for financial statement purposes.

Revenue by Product

The Company’s revenue by product is as follows for each of the periods ended:

	December 31,
	2005	2004
	(in thousands)
Unifresh Footbath®	$202	$—
Close Call™	503	—
	$705	$—

Dependence on Certain Customers

For the year ended December 31, 2005, there was no single customer that accounted for 10% or more of the Company’s consolidated revenue.

20.          QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2005	June 30, 2005	September 30, 2005 (1)	December 31, 2005
Revenues	$61	$244	$1,128	$(728)
Gross profit	36	160	800	(1,598)
Net (loss)	(3,284)	(3,713)	(4,208)	(1,598)
Net (loss) per share - basic and dilutive	$(0.06)	$(0.06)	$(0.05)	$(0.08)

	Quarter Ended
	March 31, 2004	June 30, 2004 (2)	September 30, 2004 (2)	December 31, 2004
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Net (loss)	(258)	(1,763)	(2,553)	(1,497)
Net (loss) per share - basic and dilutive	$(0.02)	$(0.11)	$(0.11)	$(0.06)

(1)                                  As reported on Form 8-K/A on January 20, 2006, the Company announced on December 7, 2005 that it had initiated an internal investigation of its accounts receivable and revenues for the quarter ended September 30, 2005. The Company originally reported revenues for the three month and nine month periods ended September 30, 2005 of $1,446,285 and $1,751,553, respectively in its quarterly report on Form 10-QSB for the quarter ended September 30, 2005, filed with the SEC on November 14, 2005 (the “Form 10-QSB”). The Company also reported accounts receivable, net as of September 30, 2005, of $1,469,723. As a result of the investigation, the Company discovered that certain sales recognized as revenues and booked as accounts receivable were mischaracterized. The accounting issues relate solely to sales of the Company’s Unifresh® Footbath product, a product the Company acquired in the 2005 Acquisition. The Company’s investigation found no accounting issues associated with the revenues reported with respect to sales of its Close Call™ product.

During its investigation, the Company discovered that revenues for the three and nine months ended September 30, 2005, and the period from inception to September 30, 2005, should have been $1,128,125, $1,433,393 and $1,433,393, respectively, a reduction of $318,160 for each such period as compared to the numbers as reported in the Form 10-QSB.

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

(2)                                  The Quarterly Reports on Form 10-QSB for the periods ended June 30 and September 30, 2004 were restated to reflect the following adjustments to income: (1) a stock -based compensation charge for “in the money” options issued to employees, (2) the recognition of value allocated to warrants and an embedded conversion feature associated with convertible debentures issued in April and July 2004 (an increase of the debt discount) and the immediate amortization of such discount as a result of the Company’s violation of certain covenants of the April and July 2004 convertible debentures and (3) a compensation charge to reflect the market value of common stock issued to consultants for services rendered. The aggregate effect of this restatement had no impact on the December 31, 2004 Audited Consolidated Financial Statements of the Company as reported in its Form 10-KSB filed April 16, 2005.  The amounts included in the table above reflect the restated amounts.

21.          SUBSEQUENT EVENTS

(a)           Employment agreements:

On January 26, 2006, effective on the closing of the January 2006 private placement, the Board of Directors of the Company appointed Richard D. Falcone as President and Chief Executive Officer of the Company. On February 9, 2006, the Company entered into an employment agreement with Mr. Falcone. The principal terms of the employment agreement are as follows: (i) Mr. Falcone’s base salary is $275,000 per year; (ii) any bonus payments made to Mr. Falcone will be at the discretion of the Board; (iii) Mr. Falcone is eligible to participate in the Company’s existing benefit plans; and (iv) Mr. Falcone has use of a Company car. In addition, the Company has agreed to provide Mr. Falcone with disability benefits and to reimburse him for health insurance coverage if the Company terminates its group health insurance plan. The employment agreement has a term of three years, with provision for automatic renewal for successive three year terms. If Mr. Falcone is terminated by the Company for any reason other than cause, as defined in his employment agreement, if he should resign for a good reason, as defined in his employment agreement and, that includes a change in control of the Company, or if the Company should not renew his employment agreement after the expiration of the term, Mr. Falcone is entitled to severance. The severance payable to Mr. Falcone is dependant on how long he has been employed at the Company, beginning with twenty-four months of base salary (and any bonus to which he would have been entitled during such period) payable upon termination immediately after execution of his employment agreement, decreasing by one month for each month he remains employed at the Company, but subject to a minimum severance of twelve months of base salary. The obligation to pay severance is conditioned upon Mr. Falcone’s execution of a mutually agreeable release of claims against the Company.  The Board also granted Mr. Falcone 2,200,000 stock options with an exercise price of $1.00 per share. The options have a ten year term, less one day. Twenty-five percent (25%) of the options vested immediately, and the remainder vest in equal monthly installments over the two-year period from the date of grant. If Mr. Falcone is terminated by the Company other than for cause, if Mr. Falcone resigns for good reason, or if termination is caused by Mr. Falcone’s death, the options will continue to vest; otherwise, vesting of the options ceases upon Mr. Falcone’s termination. In addition, if the Company undergoes a change in control, as defined in his employment agreement, the stock options granted above will fully vest upon the change in control.

On January 26, 2006, the Company approved a new consulting arrangement with Mr. Gordon Davis, the Company’s Chairman of the Board of Directors. On February 9, 2006, the Company entered into a consulting agreement with Mr. Davis with an effective date of February 2, 2006. The principal terms of the consulting agreement are as follows: (i) Mr. Davis’s consulting fee is $120,000 per year and (ii) Mr. Davis has use of a company car for Company business. The consulting agreement has a term of three years, with a provision for automatic renewal for successive one year terms. If Mr. Davis is terminated for any reason other than by the Company for cause, as defined in his consulting agreement, including if the consulting agreement is not renewed by the Company, he will be entitled to termination payments. If Mr. Davis’s termination is caused by his death or disability, then the termination fee is equal to $120,000. If the Company terminates Mr. Davis for any reason other than for cause, if Mr. Davis terminates the agreement for good reason, or if the Company does not renew the consulting agreement, then Mr. Davis’s termination fee is dependant on when the termination takes place. If the termination occurs prior to the one year anniversary of the effective date, then Mr. Davis is entitled to the $120,000 annual consulting fee for the remainder of the term of the consulting agreement. If the termination occurs after the one year anniversary of the effective date, Mr. Davis is entitled to the consulting fee then in effect for a period of one year following termination. The obligation to pay the termination fee is conditioned upon Mr. Davis’s execution of a release of claims against the Company. Mr. Davis will continue to receive remuneration for service on the Board of Directors.  The Board also granted Mr. Davis 1,750,000 stock options with an exercise price of $1.00 per share. The options have a ten year term, less one day. Twenty-five percent (25%) of the options vested immediately, and the remainder vest in equal monthly installments over the two-year period from the date of grant. If Mr. Davis is terminated by the Company other than for cause, if Mr. Davis terminates for good reason, or if termination is caused by Mr. Davis’s death or disability, or non-renewal of the agreement by the Company, the options will continue to vest.  Otherwise, vesting of the options ceases upon Mr. Davis’s termination as a consultant. In addition, if the Company undergoes a change in control, as defined in the consulting agreement, the stock options granted above will fully vest upon the change in control.

On February 8, 2006, the Company appointed Stathis Kouninis as Chief Financial Officer. On February 13, 2006 the Company entered into an employment agreement with Mr. Kouninis. The principal terms of the employment agreement are as follows: (i) Mr. Kouninis will be paid a base salary of $165,000 per year; (ii) any bonus payment made to Mr. Kouninis will be at the discretion of the Board and (iii) Mr. Kouninis will be eligible to participate in the Company’s existing benefit plans. In addition, the employment agreement will have a term of three years with a provision for automatic renewal for successive one year terms. If Mr. Kouninis is terminated by the Company for any reason other than cause, as defined in his employment agreement, or if he should resign for good reason, as defined in his employment agreement, Mr. Kouninis will be entitled to receive, for a period of six months following termination, his base salary at the rate in effect on the date of termination. The obligation to pay severance is conditioned upon Mr. Kouninis’ execution of a mutually agreeable release of claims against the Company.  The Company also granted Mr. Kouninis stock options to purchase 450,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The options have a ten year term, less one day. Twenty five percent (25%) of the options vested on the date of grant, and the remainder will vest in equal monthly installments over the two-year period from the date of grant, provided that Mr. Kouninis remains employed by the Company. If the Company undergoes a change in control, as defined in his employment agreement, the stock options granted above will fully vest upon such change.

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

Emerging Growth Equities, Ltd., a Pennsylvania limited partnership, served as placement agent for the transaction. The gross proceeds to the Company at the closing of this private placement, exclusive of the exercise price of the warrants, were $9,335,151.

The warrants also include a cashless exercise provision pursuant to which the warrants may be exercised without payment in cash to the Company of the exercise price in the event that, at any time after one year from the date of the issuance of the warrant, there is no effective registration statement registering the resale of the shares of common stock underlying the warrants.

Pursuant to the Purchase Agreement, the Company agreed to several covenants, including the following: (i) the Company has agreed to take all actions necessary, including the preparation of proxy materials and solicitation of the Company’s shareholders, to seek shareholder approval to increase the size of the existing Board of Directors of the Company from five to seven members; (ii) the Company has agreed to update, if necessary, and as soon as reasonably practicable, certain prospectuses filed with the Securities and Exchange Commission; (iii) the Company has agreed to take all action necessary to appoint an individual selected by the purchasers holding a majority of the units purchased in this private placement, and reasonably agreeable to the Company’s existing Board of Directors, to fill the current vacancy on the Company’s Board of Directors, to appoint such person to serve on the Compensation Committee and, if qualified, the Audit Committee, and to take all actions necessary to ensure that such person will be included on the Company’s slate of Board nominees submitted for a shareholder vote at the Company’s next scheduled annual meeting of shareholders and (iv) the Company has agreed to permit the purchasers in this private placement to designate a person to attend and observe (in person or telephonically) presentations to and matters before the Company’s Board, provided that such observer will remove himself or herself prior to any Board vote or taking of formal Board action, if such removal is requested by the Board.

On January 26, 2006, the Company also entered into an Escrow Agreement (the “Escrow Agreement”), pursuant to which the subscription amounts from each purchaser were placed into escrow pending release upon the happening of certain specified conditions. All of these conditions were either met or waived at the closing that occurred on January 26, 2006. The escrow conditions included not only the agreements by the Company set forth above, but also several additional covenants including the following: (i) the Company has agreed to use no more that $500,000 of the proceeds raised in the January 2006 private placement as payment for the Company’s past due payables existing as of December 31, 2005; (ii) the Company had to obtain a waiver of claims for liquidated damages relating to the Company’s September 2005 private placement of securities from shareholders representing at least a majority of all outstanding securities issued in connection with the September 2005 private placement, and the Company had to reprice the warrants issued to shareholders providing the waiver such that the exercise price of the warrants issued in connection with the September 2005 private placement was reduced from $3.00 to $1.00 and (iii) all of the current members of the Company’s Board, with the exception of the Board member selected by the purchasers, had to subscribe for, in the aggregate, at least $150,000 worth of common stock and warrants being sold in the private placement.

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

The Company has covenanted to use the net proceeds from the January 2006 private placement for working capital purposes, including poultry processing, seafood processing, Unifresh® Footbath concentrate, Unifresh® Pen Spray concentrate and other products and/or businesses the Company deems necessary, and not for the satisfaction of any portion of the Company’s past due payables outstanding as of December 31, 2005 (other than payment of past due payables outstanding as of December 31, 2005 in an amount not to exceed $500,000), to redeem any Company equity or equity-equivalent securities or to settle any outstanding litigation.

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

Waivers of Liquidated Damages:

In connection with the private placement described above, the Company also obtained waivers of all claims for liquidated damages relating to the inability of the Company to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the Registration Rights Agreement. The Company received these waivers from shareholders representing more than a majority of all outstanding securities issued in connection with the September 2005 private placement. In consideration for obtaining the waiver, the Company repriced the warrants issued to shareholders providing the waiver such that the exercise price of the warrants issued in connection with the September 2005 private placement was reduced from $3.00 to $1.00. The Company also agreed to have the registration statement covering resale of the securities purchased in the September 2005 private placement declared effective by May 23, 2006.

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

TASKER CAPITAL CORP.

	By:	/s/ Stathis Kouninis
Stathis Kouninis
Chief Financial Officer

Date: October 26, 2006

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

10.14

Securities Purchase Agreement dated as of April 30, 2004, Registration Rights Agreement dated as of April 30, 2004, Form of Common Stock Purchase Warrant and Form of 7% Convertible Debenture for the April 2004 private placement (incorporated by reference to Exhibits 4.1, 4.2, 4.3 and 4.4 to the Registrant’s Form 8-K filed on May 5, 2004)

10.15

Securities Purchase Agreement dated as of July 21, 2004, Registration Rights Agreement dated as of July 21, 2004, Form of Common Stock Purchase Warrant and Form of Convertible Debenture for the July 2004 private placement (incorporated by reference to Exhibits 4.1, 4.2, 4.3 and 4.4 to the Registrant’s Form 8-K filed on July 22, 2004)

10.16

Securities Purchase Agreement dated as of December 23, 2004, Registration Rights Agreement dated as of December 23, 2004, and Warrant issued to Emerging Growth Equities, LTD. for the December 2004 private placement (Equity financing that closed on 12/29/04) (incorporated by reference to Exhibits 4.1, 4.2 and 4.3 to the Registrant’s Form 8-K filed on January 5, 2005)

10.17

Exclusive Field of Use License Agreement with pHarlo Citrus Technologies, Inc. dated September 20, 2004 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.18

Exclusive Field of Use License Agreement with pHarlo Citrus Technologies, Inc. dated September 16, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.19

Exclusive Field of Use License Agreement & Product Sale Agreement between Wynn Starr Special Products LLC and Tasker Capital Corp. dated September 16, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-KSB filed on April 15, 2005)

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

10.67*	Settlement Agreement and General Lease, dated December 23, 2005, between Tasker Capital Corp. and Robert P. Appleby

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form SB-2 filed on August 30, 2005)

23.1	Consent of Rothstein, Kass & Company, P.C.

23.2	Consent of Morgan and Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

* previously filed.