Form 10-Q/A
period 2006-03-31
TASKER PRODUCTS CORP
filed 2006-10-26
CIK 1084557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1
To

FORM 10-Q

( Mark One )

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

Explanatory Note

Tasker Capital Corp. hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed on May 15, 2006, as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1), in response to comments from the Securities and Exchange Commission related to our Registration Statement on Form S-1, as amended, filed on April 26, 2006 .

TASKER CAPITAL CORP.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TASKER CAPITAL CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$3,531,409	$1,037,250
Marketable securities	3,450,000	—
Accounts receivable, net of allowance for doubtful accounts of $50,518 and $79,500 as of March 31, 2006 and December 31, 2005, respectively	78,963	155,189
Notes receivable	663,333	653,958
Inventories, net of reserve of $20,666 and $74,675 as of March 31, 2006 and December 31, 2005, respectively	1,327,212	1,350,963
Prepaid expenses & other current assets	184,591	191,227
Total current assets	9,235,508	3,388,587

Property and equipment, net	1,444,670	1,525,142
Investment in equity investee	659,700	664,737
Intangible assets, net	21,050,814	21,562,292
Goodwill	41,677,180	41,677,180
Deposit, net	36,081	36,081
Total assets	$74,103,954	$68,854,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debentures	$—	$194,000
Accounts payable	1,527,111	1,740,245
Notes payable - acquisition of IRL	445,840	445,840
Other accrued liabilities	1,752,007	1,611,587
Total current liabilities	3,724,958	3,991,672

Long-term liabilities:
Notes payable - shareholders	451,104	443,790
Notes payable - acquisition of IRL	817,373	1,077,447
Other long term liabilities	50,053	52,686
Total long-term liabilities	1,318,530	1,573,923

Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 104,773,020 and 89,167,095 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	104,773	89,167
Additional paid-in capital	99,946,927	89,265,154
Accumulated deficit	(30,991,235)	(26,065,897)
Total stockholders’ equity	69,060,465	63,288,424
Total liabilities and stockholders’ equity	$74,103,954	$68,854,019

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

The accompanying unaudited condensed consolidated financial statements of Tasker Capital Corp. and its subsidiaries (collectively, “the Company “) as of March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and 2005 reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q, and Article 10 of Regulation S-X.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

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

Since the Company’s inception, the Company has funded operations and investing activities through the issuance of common stock and convertible debt under several private placements. Requirements for liquidated damages under some of its private placements may have an impact on the Company’s future liquidity. To date the Company has satisfied and/or received waivers for the provisions of a majority of the agreements that would have otherwise required the Company to pay liquidated damages. The Company does not expect, although certain of the conditions that may result in liquidated damages are not in its control, that any liquidated damage amounts it may be required to pay will be material. At March 31, 2006, the Company’s derivative liability balance, related to the April 2004 and July 2004 registration rights agreements, was approximately $150,000. Additionally, included in the other accrued liabilities at March 31, 2006 is approximately $373,000 of incurred liquidated damages associated with the April 2004 and the July 2004 convertible debentures. The Company has not incurred any liquidated damages liabilities related to any of its other registration rights agreements.

The Company may be unable to meet its future capital requirements. The Company may require additional financing in the future in order to continue to implement its product and services development, marketing and other corporate programs. The Company may not be able to obtain such financing or obtain it on acceptable terms. Without additional financing, the Company may be forced to delay, scale back or eliminate some or all of its product and services development, marketing and other corporate programs. If the Company is able to obtain such financing, the financing agreement may contain restrictive covenants that might negatively affect the Company’s common stock, such as limitations on payments of dividends, or, in the case of a debt financing, the Company may have reduced earnings due to interest expenses. Any further issuance of equity securities would likely have a dilutive effect on the holders of the Company’s common stock. The Company’s business, operating results and financial condition may be materially harmed if revenues from certain products do not materialize or grow slower, than the Company anticipates, or if operating expenses exceed the Company’s expectations or cannot be reduced timely.

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

The approximate net carrying value of the goodwill and other intangible assets at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006
	Gross carrying amount	Accumulated amortization	Net carrying value
Amortized utility patents	$22,500,000	$1,400,000	$21,100,000
Unamortized goodwill	$41,700,000	$—	$41,700,000
Total intangible assets	$64,200,000	$1,400,000	$62,800,000

	December 31, 2005
	Gross carrying amount	Accumulated amortization	Net carrying value
Amortized utility patents	$22,500,000	$938,000	$21,562,000
Unamortized goodwill	$41,700,000	$—	$41,700,000
Total intangible assets	$64,200,000	$938,000	$63,262,000

For the three months ended March 31, 2006, the Company recorded amortization expense of approximately $511,000 related to the intangible assets.

Estimated amortization expense for the remaining three quarters of the current fiscal year, and subsequent fiscal years, is as follows :

2006	$1,534,000
2007	$2,046,000
2008	$2,046,000
2009	$2,046,000
2010	$2,046,000
2011 and thereafter	$11,382,000

8. Derivative Instruments

The Company has issued and outstanding several financial instruments with embedded derivative features consisting of convertible debt and warrants. The Company analyzes these financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 and Emerging Issues task Force (“EITF”) Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives that must be bifurcated. In addition, free standing warrants are accounted for as either equity or liabilities in accordance with the provisions of EITF Issue No. 00-19.

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

In connection with the Company’s December 2004 and January 2006 private placements, the Company’s estimated fair value of the related registration rights derivative was immaterial at the inception and at each reporting date since and the Company has not recorded a liability. At each reporting period, the Company calculate the estimated fair value of the registration rights derivatives. If the underlying assumptions of the calculation change such that the estimated fair value is not immaterial, the Company will record a liability at that time. In connection with the Company’s September 2005 private placement, the Company’s estimated fair value of the related registration rights derivative at its inception was immaterial and the Company did not record a liability. Subsequently, in connection with the January 2006 private placement, the Company amended its September 2005 agreement with the rights holder to waive the liquidated damages relating to its inability to have such registration statement declared effective by May 23, 2006. On April 26, 2006, the Company filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. As it relates to the September 2005 private placement, the Company believes that it has used its best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, the Company believes that it is not currently liable for liquidated damages as a result of the registration statement it is not likely that will be declared effective by May 23, 2006. Should the rights holders dispute that the Company’s best efforts were used, and the Company either accedes to their assertion or is found to not have used its best efforts, the estimated maximum amount of liquidated damages for which the Company would be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000. Also, the Company believes that as it relates to the January 2006 private placement, the Company has used its best efforts to respond to the SEC comments within fifteen days from the date of the receipt of those comments. As of March 31, 2006, no shares were issuable as liquidated damages under the terms of the January 2006 registration rights agreement. However, if the Company fails to meet certain conditions of the January 2006 registration rights agreement, it will be required to issue to each holder in the January 2006 private placement, shares and warrants equal to one percent, or 266,718 of the respective number of shares and warrants purchased by each holder, for each 30 days of failure to meet any one of these conditions. The Company may be required to issue a maximum aggregate of 4 million shares and warrants.

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

	Payments
	Due by
	Period	Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Research & development (“R&D”) fees (1)	$150,000	$150,000	$—	$—	$—
Consulting agreements	194,267	194,267	—	—	—
Employment agreements (2)	2,295,433	970,850	1,324,583	—	—
Vendor agreements	150,000	150,000	—	—	—
Operating leases	1,345,252	295,395	987,628	62,228	—
Note(s) payable	1,741,699	691,266	1,042,198	8,235	—
Total	$5,876,651	$2,451,778	$3,354,409	$70,463	$—

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

Registration Right Agreement:

In connection with the January 2006 private placement, the Company also obtained waivers of all claims for liquidated damages relating to the inability of the Company to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the Registration Rights Agreement. The Company received these waivers from shareholders representing more than a majority of all outstanding securities issued in connection with the September 2005 private placement. In consideration for obtaining the waiver, the Company repriced the warrants issued to shareholders providing the waiver such that the exercise price of the warrants issued in connection with the September 2005 private placement was reduced from $3.00 to $1.00.  Under the waiver, the date by which the registration statement covering resale of the securities purchased in the September 2005 private placement was required to be declared effective was extended to May 23, 2006.  While the Company filed a registration statement with the SEC on April 26, 2006, the Company believes it is unlikely that such registration statement will be declared effective by May 23, 2006.  The Company believes, however, that it has used its best efforts to cause the registration statement to be declared effective and that, therefore, pursuant to the terms of the applicable registration rights agreement, it will not be liable for liquidated damages. Should the rights holders dispute that the Company’s best efforts were used, and the Company either accedes to their assertion or is found to not have used its best efforts, the estimated maximum amount of liquidated damages for which the Company would be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000. Also, the Company believes that as it relates to the January 2006 private placement, the Company has used its best efforts to respond to the SEC comments within fifteen days from the date of the receipt of those comments. As of March 31, 2006, no shares were issuable as liquidated damages under the terms of the January 2006 registration rights agreement. However, if the Company fails to meet certain conditions of the January 2006 registration rights agreement, it will be required to issue to each holder in the January 2006 private placement, shares and warrants equal to one percent, or 266,718 of the respective number of shares and warrants purchased by each holder, for each 30 days of failure to meet any one of these conditions. The Company may be required to issue a maximum aggregate of 4 million shares and warrants.

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

Revenue by Product

The Company’s revenue by product is as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Unifresh® Footbath	$129	$—
Close Call™	92	61
	$221	$61

Dependence on Certain Customers

The Company’s dependence on certain customers as a percentage of total revenue is as follows:

	Three Months Ended March 31,
	2006	2005
Customer A	36.5%	—%
Customer B	—%	14.1%

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

Company Overview

We are a manufacturer, distributor and marketer of products using a patented process, which we refer to as the “pHarlo technology,” that utilizes a highly charged and acidified, yet stable and safe, solution that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values. We currently market:

•                           Close Call ™ , an oral hygiene breath drink;

•                           Unifresh ™ Footbath, a grooming aid for dairy cows; and

•                           Tasker Pacific Blue Seafood Wash

The Company is also in the process of conducting tests of the pHarlo technology for other pre- and post-harvest food processing applications.

  On December 7, 2005 we announced that we intended to concentrate our efforts on the development and commercialization of our poultry processing products, seafood processing applications, and Unifresh® Footbath and Unifresh® Pen Spray products. We also announced that we intended to seek to license and/or sell the Close Call ™ brand and derivative applications.

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

For the first three months of fiscal 2006, our revenue increased to approximately $221,000 from approximately $61,000 in the same period of the prior year. This increase was primarily attributable to sales of our Unifresh ™ Footbath concentrate, a grooming aid for dairy cows, a product acquired in the July 2005 acquisition. We expect to continue to grow revenue during fiscal 2006 as a result of our increased sales and marketing efforts.

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

Related Party Transactions

In 2004, we entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Star Specialty Flavors LLC (“Wynn Starr”). Under the terms of this agreement and its subsequent amendments, we granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. In return for this license, Wynn Starr has agreed to pay us a royalty of $70.00 per gallon on all net sales (as defined in the Exclusive Field of Use License Agreement and Product Sale Agreement) sold by Wynn Starr for which payment is received from customers. No such royalties have accrued or paid to date and we are currently renegotiating the royalty payments associated with the Exclusive Field of Use License Agreement and Product Sale Agreement. Steven Zavagli, one of our directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors.

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues

Revenues for the three months ended March 31, 2006 were approximately $221,000 compared with approximately $61,000 for the corresponding period in 2005. This increase in revenue was due primarily to revenue associated with sales of Unifresh® Footbath. The revenue for the three months ended March 31, 2005, was entirely due to sales of Close Call ™ . We expect that revenue will continue to increase throughout fiscal year 2006 upon the successful marketing of existing products and the securing of regulatory approvals for certain applications that it intends to market. While waiting for regulatory approvals, we are aggressively marketing our existing products, building our network of distributors and we are identifying prospective customers.

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

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, promotional expenses, advertising, public relations and trade shows. Sales and marketing costs increased by approximately $52,000 due to marketing research, branding and promotion for our Unifresh ® Footbath product line roll-out, as well as increased compensation expense for an increase in sales force personnel.

Compensation expense consists primarily of salaries and other related costs for senior management, finance and administrative employees of our company. Compensation expense increased by approximately $416,000 primarily due to an increase in severance costs associated with a reduction in administrative and warehouse personnel of approximately $224,000, and to a lesser extent due to salaries for personnel from the July 2005 acquisition of approximately $192,000.

Professional fees for the three months ended March 31, 2006 decreased by $1.1 million primarily due to a non-cash charge decrease of approximately $1.2 million for stock options issued to an investor relations consultant for services provided in the three months ended March 31, 2005.

General and administrative expenses consist primarily of rent, insurance and travel and entertainment expenses. The increase in general administrative costs for the three months ended March 31, 2006 by approximately $658,000 was primarily attributable to an accrual for a settlement fee of approximately $369,000 for the termination of minimum purchase commitments obligations for Close Call bottles which was settled for $249,000, an increase in rent and associated utility expenses for the Texas facility, acquired in the July 2005 acquisition, of approximately $72,000, an increase in travel and entertainment expenses of approximately $50,000, an increase in insurance cost of approximately $50,000, an increase in rent expense for the corporate office of approximately $48,000, an increase in telecommunication cost of approximately $45,000, an increase of $50,000 due to a settlement in principle of the “BOC” claim discussed under legal proceedings and other miscellaneous expenses of approximately $23,000.

Stock based compensation expense increased by approximately $1.2 million, to $1.7 million for the three months ended March 31, 2006, from $484,000 for the three months ended March, 2005. This increase is associated with share-based payments in connection with our adoption of SFAS 123(R) on January 1, 2006. The expense associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the three months ended March 31, 2006, stock compensation expense was allocated as follows:

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

Liquidity and Capital Resources

Overview

Since our inception, we have funded operations and investing activities through the issuance of common stock and other financing activities under several private placements. Requirements for liquidated damages under some of our private placements may have an impact on our future liquidity. To date we have satisfied and/or received waivers for the provisions of a majority the agreements that would have otherwise required us to pay liquidated damages. At March 31, 2006, the Company’s derivative liability balance, related to the April 2004 and July 2004 registration rights agreements, was approximately $150,000. Additionally, included in the other accrued liabilities at March 31, 2006 is approximately $373,000 of incurred liquidated damages associated with the April 2004 and the July 2004 convertible debentures. The Company has not incurred any liquidated damages liabilities related to any of its other registration rights agreements.

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

Registration Rights Agreement

In connection with the January 2006 private placement, we obtained waivers of all claims for liquidated damages relating to our inability to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the Registration Rights Agreement. We received these waivers from shareholders representing more than a majority of all outstanding securities issued in connection with the September 2005 private placement. In consideration for obtaining the waiver, we repriced the warrants issued to shareholders providing the waiver such that the exercise price of the warrants issued in connection with the September 2005 private placement was reduced from $3.00 to $1.00.  Under the waiver, the date by which the registration statement covering resale of the securities purchased in the September 2005 private placement was required to be declared effective was extended to May 23, 2006.  While we filed a registration statement with the SEC on April 26, 2006, we believe it is unlikely that such registration statement will be declared effective by May 23, 2006.  We believe, however, that it we have used our best efforts to cause the registration statement to be declared effective and that, therefore, pursuant to the terms of the applicable registration rights agreement, we will not be liable for liquidated damages. . Should the rights holders dispute that the Company’s best efforts were used, and the Company either accedes to their assertion or is found to not have used its best efforts, the estimated maximum amount of liquidated damages for which the Company would be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000. Also, the Company believes that as it relates to the January 2006 private placement, the Company has used its best efforts to respond to the SEC comments within fifteen days from the date of the receipt of those comments. As of March 31, 2006, no shares were issuable as liquidated damages under the terms of the January 2006 registration rights agreement. However, if the Company fails to meet certain conditions of the January 2006 registration rights agreement, it will be required to issue to each holder in the January 2006 private placement, shares and warrants equal to one percent, or 266,718 of the respective number of shares and warrants purchased by each holder, for each 30 days of failure to meet any one of these conditions. The Company may be required to issue a maximum aggregate of 4 million shares and warrants.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2006, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose entities; material trading activities in non-exchange traded commodity contracts; or transactions with persons or entities that benefit from their non-independent relationship with us.

In April 2005, we purchased from Electric Aquagenies Unlimited, Inc. 359,000 common shares of Biofilm, representing 27% of Biofilm’s outstanding common stock, for cash consideration of $718,000. We believe that our 27% equity interest in Biofilm is a significant variable interest, as defined by FIN 46(R) “ Consolidation of Variable Interest Entities “, however we believe that we are currently not the primary beneficiary of Biofilm and thus we would not be required to consolidate the accounts of Biofilm. We believe that our maximum exposure to loss as a result of our involvement with Biofilm is limited to our initial investment of $718,000

Contractual Obligations and Commitments

  We had the following commitments as of March 31, 2006, which are comprised primarily of a research and development fee contract, consulting and employment contracts, a vendor agreement, notes payable, as well as numerous operating leases:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Research & development (“R&D”) fees (1)	$150,000	$150,000	$—	$—	$—
Consulting agreements	194,267	194,267	—	—	—
Employment agreements (2)	2,295,433	970,850	1,324,583	—	—
Vendor agreements	150,000	150,000	—	—	—
Operating leases	1,345,252	295,395	987,628	62,228	—
Note(s) payable	1,741,699	691,266	1,042,198	8,235	—
Total	$5,876,651	$2,451,778	$3,354,409	$70,463	$—

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective. As described in our Quarterly Reports throughout 2005 and under Item 9A of Part II in our Annual Report on Form 10-KSB for the year ended December 31, 2005, we have already instituted and are continuing to implement, corrective actions with respect to the deficiencies in our disclosure controls and procedures.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 26, 2005, a civil action captioned “The BOC Group, Inc. v. Tasker Capital Corp., Randy Cable, and Shaun Porter” was filed in the United States District Court for the District of Connecticut.  In the complaint, The BOC Group alleges that Mr. Porter and Mr. Cable, employees of Tasker, have breached certain restrictive covenants contained in their employment agreements with The BOC Group, and that we tortuously interfered with The BOC Group’s agreements with Mr. Porter and Mr. Cable. The BOC Group also claims that we, Mr. Porter and Mr. Cable violated Connecticut’s statutes governing trade secrets and unfair trade practices. The BOC Group and we have agreed in principal to resolve the matter by the payment of $50,000 by us to The BOC Group. The final paperwork reflecting the settlement and the stipulation of dismissal with prejudice to be filed with the Court is in the process of being finalized.

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

During the three-month period ended March 31, 2006, we granted the following stock options:

On January 25, 2006, the Registrant issued ten-year stock options to purchase an aggregate of 4,450,000 shares of common stock, at an exercise price of $1.00 per share, to three non-employee directors of the Registrant.

On February 3, 2006, the Registrant issued ten-year stock options to purchase an aggregate of 1,050,000 shares of common stock, at an exercise price of $1.00 per share, to one non-executive employee, one executive officer and one non-employee director of the Registrant.

On March 3, 2006, the Registrant issued ten-year stock options to purchase an aggregate of 125,000 shares of common stock, at an exercise price of $1.00 per share, to one consultant of the Registrant.

On March 5, 2006, the Registrant issued ten-year stock options to purchase an aggregate of 20,000 shares of common stock, at an exercise price of $1.00 per share, to one non-executive employee of the Registrant.

The grants of stock options were not registered under the Securities Act because such grants were exempt from registration pursuant to Section 4(2) of the Securities Act, as they were transactions by an issuer that did not involve a public offering of securities.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q/A, which Exhibit Index is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER CAPITAL CORP.

Date: October 26, 2006	By:	/s/ Stathis Kouninis
Stathis Kouninis
Chief Financial Officer , Treasurer and Secretary (Principal Financial and Accounting Officer)

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