Form 10-Q/A
period 2006-06-30
TASKER PRODUCTS CORP
filed 2006-10-26
CIK 1084557

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

Explanatory Note

Tasker Products Corp. hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed on August 14, 2006, as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1), in response to comments from the Securities and Exchange Commission related to our Registration Statement on Form S-1, as amended, filed on April 26, 2006

TASKER PRODUCTS CORP.

PART I — FINANCIAL INFORMATION

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

Based upon the Company’s forecast of future revenues from its products in conjunction with the cash and marketable securities on hand, cash expected to be generated from operations may not provide adequate funding for the Company’s working capital over the next twelve months. The Company is rapidly depleting its cash resources and its ability to continue to operate and grow its business is dependent upon obtaining new financing and/or generating revenue growth from operations.  The cost of any new financing may be prohibitive. While the Company has been in the process of aggressively developing, marketing and selling its products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of the Company’s efforts will be consistent with its cash availability and burn rate. If the Company is unable to arrange new financing and/or generate sufficient revenue growth from existing and new business arrangements by the fourth quarter of 2006, the Company will not have sufficient cash to support its operations and meet its obligations and it will be forced to consider the further restructuring of its operations, disposition of various assets, seeking of protection from its creditors, or ceasing of operations and liquidation.The Company anticipates that it will need approximately an additional $3 to $5 million to support its operations and meet its obligations over the next twelve months. The Company is currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

Since the Company’s inception, the Company has funded operations and investing activities through the sale of common stock, warrants and convertible debt under several private placements. Requirements for liquidated damages under some of these private placements may have an impact on the Company’s future liquidity. To date the Company has satisfied and/or received waivers for the provisions of a majority of the agreements that would have otherwise required the Company to pay liquidated damages. At June 30, 2006, the Company’s derivative liability balance, related to the April 2004 and July 2004 registration rights agreements, was approximately $150,000. Additionally, included in the other accrued liabilities at June 30, 2006 is approximately $130,000 of interest and late fees and approximately $423,000 of incurred liquidated damages associated with the April 2004 and the July 2004 convertible debentures. The Company has not incurred any liquidated damages liabilities related to any of its other registration rights agreements.

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

•                         a decrease in expected future cash flows; and

•                         a decline in the market price of the Company’s common stock

Upon completion of the impairment tests, the Company recorded non-cash impairment charges to identifiable intangible assets and goodwill of $12.2 million and $17.9 million, respectively.  Note 8 describes the impact of accounting for the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, the impairment tests performed during the second quarter of 2006 and the underlying assumptions.

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

Accordingly, we initiated an impairment analysis of our long-lived assets and determined that the carrying value of these assets exceeded their projected undiscounted net cash flows. We calculated the fair values of our long-lived assets based on the discounted cash flow method. Cash flow projections were based on management’s forecast relating to the intellectual properties and life was based on the remainder of the underlying patent life. Under the relief from royalty valuation method, we evaluate what the royalty we would have to pay would be, if we did not own the rights to the patent. The assumptions underlying the method include a projection of sales related to the utilization of the patents and what the royalty rate we would expect to pay resulting in a total royalty amount, adjusted for an appropriate discount rate and amortization benefit. The fair values indicated that an impairment of the Company’s intangible assets existed. Accordingly, during the second quarter of 2006 the Company recorded an impairment charge of approximately $12.2 million related to the acquired utility patents. The amounts are recorded within impairment of goodwill and intangible assets on the consolidated statements of operations

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

In connection with the Company’s December 2004 and January 2006 private placements, the Company’s estimated fair value of the related registration rights derivative was immaterial at the inception and at each reporting date since and the Company has not recorded a liability. At each reporting period, the Company calculate the estimated fair value of the registration rights derivatives. If the underlying assumptions of the calculation change such that the estimated fair value is not immaterial, the Company will record a liability at that time. In connection with the Company’s September 2005 private placement, the Company’s estimated fair value of the related registration rights derivative at its inception was immaterial and the Company did not record a liability. Subsequently, in connection with the January 2006 private placement, the Company amended its September 2005 agreement with the rights holder to waive the liquidated damages relating to its inability to have such registration statement declared effective by May 23, 2006. On April 26, 2006, the Company filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. As it relates to the September 2005 private placement, the Company believes that it has used its best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, the Company believes that it is not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that the Company’s best efforts were used, and the Company either accedes to their assertion or is found to not have used its best efforts, the estimated maximum amount of liquidated damages for which the Company would be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000. Also, the Company believes that as it relates to the January 2006 private placement, the Company has used its best efforts to respond to the SEC comments within fifteen days from the date of the receipt of those comments. As of  June 30, 2006, no shares were issuable as liquidated damages under the terms of the January 2006 registration rights agreement. However, if the Company fails to meet certain conditions of the January 2006 registration rights agreement, it will be required to issue to each holder in the January 2006 private placement, shares and warrants equal to one percent, or 266,718 of the respective number of shares and warrants purchased by each holder, for each 30 days of failure to meet any one of these conditions. The Company may be required to issue a maximum aggregate of 4 million shares and warrants.

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

12. Sale of Equity Securities

In connection with the January 2006 private placement, the Company obtained waivers of all claims for liquidated damages relating to the inability of the Company to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the applicable registration rights agreement. The Company received these waivers from shareholders representing more than a majority of all outstanding securities issued in connection with the September 2005 private placement. In consideration for obtaining the waiver, the Company repriced the warrants issued to shareholders providing the waiver such that the exercise price of the warrants issued in connection with the September 2005 private placement was reduced from $3.00 to $1.00.  Under the waiver, the date by which the registration statement covering resale of the securities purchased in the September 2005 private placement was required to be declared effective was extended to May 23, 2006.  On April 26, 2006, the Company filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements.  As it relates to the September 2005 private placement, the Company believes that it has used its best efforts to cause this registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005  registration rights agreements, the Company believes that is not currently liable for liquidated damages as a result of this registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that the Company used its best efforts, and the Company either accedes to their assertion or is found to not have used its best efforts, the estimated maximum amount of liquidated damages for which the Company would be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000. Also, the Company believes that as it relates to the January 2006 private placement, the Company has used its best efforts to respond to the SEC comments within fifteen days from the date of the receipt of those comments. As of  June 30, 2006, no shares were issuable as liquidated damages under the terms of the January 2006 registration rights agreement. However, if the Company fails to meet certain conditions of the January 2006 registration rights agreement, it will be required to issue to each holder in the January 2006 private placement, shares and warrants equal to one percent, or 266,718 of the respective number of shares and warrants purchased by each holder, for each 30 days of failure to meet any one of these conditions. The Company may be required to issue a maximum aggregate of 4 million shares and warrants.

13. Restructuring Charges

During the fourth quarter of fiscal year 2005 the Company recorded and paid approximately $29,000 of severance to one executive and five staff members. Seven more staff members were terminated but no severance was paid to them during this time period. Additionally, in a separate cost reduction action during the first quarter of fiscal year 2006, the Company recorded severance costs of approximately $224,000 for one executive and four administrative staff members whose employment was terminated as a result of the Company’s effort to reduce operating costs. In the first fiscal quarter of 2006, the Company paid $117,000 of the $224,000 severance obligation it recorded in the same quarter. Consequently, the severance obligation accrual balance as of March 31, 2006 was $107,000. In the second fiscal quarter of 2006 the Company paid $92,000 of the $107,000 severance obligation accrual that remained as of March 31, 2006. The remaining $15,000 of severance obligation outstanding as of June 30, 2006 was paid in July 2006. The severance obligation accrual is included on the unaudited condensed consolidated balance sheets as a part of other accrued liabilities. The Company expects to experience cost reductions of approximately $75,000 per quarter starting in the third quarter of 2006 related to this action. No severance accrual remained at the end of third quarter of fiscal year 2006 related to this reduction action.

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

15. Subsequent Events

In August 2006, we revised the salary structure of three of our employees and we terminated six other employees. In relation to these reductions we recorded severance costs of approximately $15,000. We expect that these severance costs will be paid in full in the third quarter of 2006. The Company expects that these severance costs will be paid in full in the third quarter of 2006 and will result in cost savings of approximately $150,000 per quarter starting late in the third quarter of 2006.

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

Liquidity

Based upon our forecast of future revenues from our products in conjunction with the cash and marketable securities on hand, cash expected to be generated from operations may not provide adequate funding for our working capital over the next twelve months. We are rapidly depleting our cash resources and our ability to continue to operate and grow our business is dependent upon obtaining new financing and/or generating revenue growth from operations.  The cost of any new financing may be prohibitive. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to arrange new financing and/or generate sufficient revenue growth from existing and new business arrangements by the fourth quarter of 2006, we will not have sufficient cash to support our operations and meet our obligations and we will be forced to consider the further restructuring of our operations, disposition of various assets, seeking of protection from our creditors, or ceasing of operations and liquidation.We anticipate that we will need approximately an additional $3 to $5 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

Impairment of goodwill and intangible assets

Goodwill

We account for goodwill and other intangible assets at their estimated fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. In connection with the July 2005 asset acquisition, we recorded goodwill based on the excess of the purchase price over the identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is tested annually for impairment, or more frequently when indicators of impairment are present. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined in the same manner as would occur in a purchase transaction, treating the fair value of the reporting unit as the equivalent of the purchase price and deducting from that amount, the fair value of the net assets assigned to the reporting unit. The Company is the reporting unit for the purpose of this impairment calculation.

In the second quarter of 2006 we tested for impairment of its goodwill in accordance with SFAS No. 142. The testing was triggered by a preliminary expectation that third and fourth quarter 2006 originally projected revenues will not be attained, a decrease in expected future cash flows and a decline in the market price of our common stock. These events and circumstances constitute impairment indicators under the literature. Upon completion of the impairment tests, we recorded non-cash impairment charge to goodwill of $17.9 million. At June 30, 2006, the carrying value of goodwill before the impairment charge was approximately $41.7 million and the carrying value of the reporting unit was $68.2 million.  The estimate of the fair value of the reporting unit, and after recording impairments to our intangible assets and goodwill, the carrying value, was $38.1 million, and our estimate of the market capitalization based on the closing price of the common stock on June 30, 2006 was $51.5 million, which exceeded our estimate of fair value by $13.4 million. At June 30, 2006, after recording an impairment charge to the intangible assets of $12.2 million based on their estimated fair value, the carrying value of the reporting unit was $56.0 million, resulting in an impairment charge to goodwill of $17.9 million. After the impairment charge, the carrying value of the goodwill was $23.8 million.

The fair value of the reporting unit was based on the income approach using a discounted cash flow model. Cash flow projections were based on our revenue projections for our products. As a result of the circumstances outlined in the following, we reduced our revenue projections by 68% in 2006 and in 2007, 54% in 2008, 46% in 2009 and 43% in 2010. We projected revenue growth rates of 300% in 2007, as compared to the significantly reduced revenue amount base in 2006, and from reduced revenue levels, growth rates per year of 80%, 55% and 38% in 2008, 2009 and 2010, respectively, a growth rate of 7% per year in 2011 through 2015 and a terminal growth rate of 5% for all subsequent years. The majority of the reduction in the amount of revenue was due to the indefinite delay in the implementation of the enforcement framework of EU regulations regarding the welfare of poultry birds. We removed from our projections all revenue related to our poultry pen spray product since we are not certain of the timing of the enforcement of these regulations. Additionally, in order for this product to be sold in the U.S., we need to make additional revisions to its formulation that will require time and additional resources. Consequently, we have not included any U.S. revenue in our projections. We also reduced our projections related to our Unifresh Footbath product since our distributors were unable to devote the level of sale and technical personnel to promote and educate our customers on the benefits of our products that we originally anticipated. On the other hand, the expectation of receipt of USDA approval in the third quarter of 2006 (received in August 2006) for the application of our poultry processing wash in the scalder process resulted in the increase of projected revenues related to this product.  However, we are still in the process of completing the commercial verification process for the poultry processing wash and the Tasker Pacific Blue Seafood Wash as we do not yet have a proven record of acceptance of our products by our target audience. Customers in our industry are traditionally averse to entering into long-term agreements, therefore limiting our ability to commit distributors or predict specific customer purchase volumes. If we do not commercially verify these products, we may need to record an additional impairment charge. To the extent an additional impairment charge is required, it will likely have a material impact on our financial results.

The discount rate used was 25% and was based on venture capital rates for start-up companies in similar industries.

The table below presents a sensitivity analysis for 5% change per projected year in earnings before taxes and 1% changes in the discount rate:

Earnings Before Taxes	24% Discount Rate	25% Discount Rate	26% Discount Rate
	(in millions)
-5%	$38.7	$35.7	$33.0
As projected	$41.3	$38.1	$35.3
+5%	$43.9	$40.5	$37.4

The table below presents the 1% sensitivity analysis (including tax amortization benefit) for revenue terminal growth rate and discount rate:

Terminal Growth Rate	24% Discount Rate	25% Discount Rate	26% Discount Rate
	(in millions)
4%	$40.4	$37.3	$34.6
5%	$41.3	$38.1	$35.3
6%	$42.3	$38.9	$35.9

Intangible assets

Our specifically identifiable intangible assets, which consist exclusively of utility patents, are reported at cost, net of accumulated amortization. These intangible assets are being amortized over their estimated useful lives, which is 11.5 years, at amortization rates that reflect the life of the underlying patent and the asset’s estimated economic benefit to the Company.

We review the carrying value of these intangible assets annually, or more frequently when indicators of impairment are present, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by these assets are less than the assets’ carrying amount.

Accordingly, we initiated an impairment analysis of our long-lived assets and determined that the carrying value of these assets exceeded their projected undiscounted net cash flows. We calculated the fair values of our long-lived assets based on the discounted cash flow method . Cash flow projections were based on management’s forecast relating to the intellectual properties and life was based on the remainder of the underlying patent life. Under the relief from royalty valuation method, we evaluate what the royalty we would have to pay would be, if we did not own the rights to the patent. The assumptions underlying the method include a projection of sales related to the utilization of the patents and what the royalty rate we would expect to pay resulting in a total royalty amount, adjusted for an appropriate discount rate and amortization benefit. The fair values indicated that an impairment of the Company’s intangible assets existed. Accordingly, during the second quarter of 2006 the Company recorded an impairment charge of approximately $12.2 million related to the acquired utility patents. The amounts are recorded within impairment of goodwill and intangible assets on the consolidated statements of operations

Our projection of revenues, the same as used in our reporting unit cash flow projections for purposes of evaluating any impairment of goodwill, assumes growth rates of 300% in 2007, as compared to a relatively low revenue base in 2006, growth rates per year of 80%, 55% and 38% in 2008, 2009 and 2010, respectively, and a growth rate of 7% per year in 2011 through 2015. The majority of the reduction in the amount of revenue was due to the indefinite delay of the enforcement framework of EU regulations regarding the welfare of poultry birds. We removed from our projections all revenue related to our poultry pen spray product since we are not certain of the timing of the enforcement of these regulations. Additionally, in order for this product to be sold in the U.S., we need to make additional revisions to its formulation. Consequently, we have not included any U.S. revenue in our projections. We also reduced our projections related to our Unifresh Footbath product since our distributors were unable to devote the level of sale and technical personnel to promote and educate our customers on the benefits of our product that we originally anticipated. On the other hand, the expectation of receipt of USDA approval in the third quarter of 2006 (received in August 2006) for the application of our poultry processing wash in the scalder process resulted in the increase of projected revenues related to this product.  However, we are still in the process of completing the commercial verification process for the poultry processing wash and the Tasker Pacific Blue Seafood Wash as we do not yet have a proven record of acceptance of our products by our target audience. Customers in our industry are traditionally averse to entering into long-term agreements, therefore limiting our ability to commit distributors or predict specific customer purchase volumes. If we do not commercially verify these products, we may need to record an additional impairment charge. To the extent an additional impairment charge is required, it will likely have a material impact on our financial results.

The discount rate used increased from the December 2005 amount, to 16%, primarily due to changes in interest rates. The discount rate was based on a cost of equity analysis, which was based on industry rates of returns, by applying the Capital Asset Pricing Model (CAPM). The royalty rate was 5%, which was based primarily on the royalty rate we paid to pHarlo IP LLC prior to the acquisition of the patents, as well as economic factors.

The table below presents the sensitivity analysis for a 5% revenue increase or decrease per projected year (including tax amortization benefit) and a 1% increase or decrease in the discount rate:

Revenue Change for Each Year	15% Discount Rate	16% Discount Rate	17% Discount Rate
	(in millions)
-5%	$8.1	$7.7	$7.3
As projected	$8.8	$8.3	$7.8
+5%	$9.4	$8.9	$8.4

The table below presents the sensitivity analysis for 1% increase or decrease in the royalty rate and in the discount rate:

Royalty Rate	15% Discount Rate	16% Discount Rate	17% Discount Rate
	(in millions)
4%	$6.2	$5.9	$5.6
5%	$8.8	$8.3	$7.8
6%	$11.2	$10.6	$10.1

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

Compensation expense consists primarily of salaries and other related costs for senior management, finance and administrative employees of our company. Compensation expense decreased by approximately $239,000 primarily due to a reduction in administrative and warehouse personnel. In August 2006, we revised the salary structure of three of our employees and we terminated six other employees. As a result of these reductions we expect that we will experience cost savings of approximately $150,000 per quarter starting late in the third quarter of 2006.

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

Compensation expense consists primarily of salaries and other related costs for senior management, finance and administrative employees of our company. Compensation expense increased by approximately $178,000 primarily due to an increase in severance costs associated with a reduction in administrative and warehouse personnel, and to a lesser extent due to salaries for personnel acquired through the July 2005 acquisition. In August 2006, we revised the salary structure of three of our employees and we terminated six other employees. As a result of these reductions we expect that we will experience cost savings of approximately $150,000 per quarter starting late in the third quarter of 2006.

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

Stock based compensation expense increased by approximately $2.3 million for the six months ended June 30, 2006 from $484,000 for the six months ended June 30, 2005. This increase is the result of implementing SFAS 123(R) in January 2006. The expense associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the six months ended June 30, 2006, stock compensation expense was allocated as follows :

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

Liquidity and Capital Resources

Overview

Since our inception, we have funded operations and investing activities through the sale of common stock, warrants and convertible debt under several private placements. Requirements for liquidated damages under some of these private placements may have an impact on our future liquidity. To date we have satisfied and/or received waivers for the provisions of a majority the agreements that would have otherwise required us to pay liquidated damages. At June 30, 2006, our derivative liability balance, related to the April 2004 and July 2004 registration rights agreements, was approximately $150,000. Additionally, included in the other accrued liabilities at June 30, 2006 is approximately $130,000 of interest and late fees and approximately $423,000 of incurred liquidated damages associated with the April 2004 and the July 2004 convertible debentures. The Company’s obligation to accrue liquidated damages under these registration rights agreements ceased in April 30 and July 22, 2006, respectively. Through July 22, 2006, the Company has accrued $441,000 in liquidated damages related to these agreements. We have not incurred any liquidated damages liabilities related to any of our other registration rights agreements.

Based upon our forecast of future revenues from our products in conjunction with the cash and marketable securities on hand, cash expected to be generated from operations may not provide adequate funding for our working capital over the next twelve months. We are rapidly depleting our cash resources and our ability to continue to operate and grow our business is dependent upon obtaining new financing and/or generating revenue growth from operations.  The cost of any new financing may be prohibitive. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate If we are unable to arrange new financing and/or generate sufficient revenue growth from existing and new business arrangements by the fourth quarter of 2006, we will not have sufficient cash to support our operations and meet our obligations and we will be forced to consider the further restructuring of our operations, disposition of various assets, seeking of protection from our creditors, or ceasing of operations and liquidation.We anticipate that we will need approximately an additional $3 to $5 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

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

During the six months ended June 30, 2006, we continued to be in violation of certain representations and covenants contained in our convertible debentures issued on April 30, 2004 and July 22, 2004. This violation related to the fact that our disclosure controls and procedures were not effective because of material weaknesses in our internal controls over financial reporting which resulted in the restatement of our financial statements filed with the SEC for the quarters ended June 2004, September 2004 and September 2005. The violation also related to the fact that we did not make timely quarterly payments to the bondholders. As a result of this violation, principal and accrued interest on outstanding debentures became immediately due and payable at the option of holders and, as a result, as of December 31, 2005, the Company had classified the entire remaining principal balance in the amount of approximately $194,000 and interest of approximately $119,000 as a current liability and has amortized the debt discount associated with the remaining principal balance. The convertible debt was exercised in full in January 2006. In addition, during the six months ended June 30, 2006, we were in default of certain of our obligations under the April and July 2004 registration rights agreements. As a result of these violations, we accrued $423,000 in liquidated damages. The Company’s obligation to accrue liquidated damages under these registration rights agreements ceased in April 30 and July 22, 2006, respectively. Through July 22, 2006, the Company has accrued $441,000 in liquidated damages related to these agreements.

Registration Rights Agreements

In connection with the January 2006 private placement, the Company obtained waivers of all claims for liquidated damages relating to the inability of the Company to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the applicable registration rights agreement. The Company received these waivers from shareholders representing more than a majority of all outstanding securities issued in connection with the September 2005 private placement. In consideration for obtaining the waiver, the Company repriced the warrants issued to shareholders providing the waiver such that the exercise price of the warrants issued in connection with the September 2005 private placement was reduced from $3.00 to $1.00.  Under the waiver, the date by which the registration statement covering resale of the securities purchased in the September 2005 private placement was required to be declared effective was extended to May 23, 2006.  On April 26, 2006, the Company filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements.  As it relates to the September 2005 private placement, the Company believes that it has used its best efforts to cause this registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005  registration rights agreements, the Company believes that is not currently liable for liquidated damages as a result of this registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that the Company used its best efforts, and the Company either accedes to their assertion or is found to not have used its best efforts, the estimated maximum amount of liquidated damages for which the Company would be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000. Also, the Company believes that as it relates to the January 2006 private placement, the Company has used its best efforts to respond to the SEC comments within fifteen days from the date of the receipt of those comments. As of  June 30, 2006, no shares were issuable as liquidated damages under the terms of the January 2006 registration rights agreement. However, if the Company fails to meet certain conditions of the January 2006 registration rights agreement, it will be required to issue to each holder in the January 2006 private placement, shares and warrants equal to one percent, or 266,718 of the respective number of shares and warrants purchased by each holder, for each 30 days of failure to meet any one of these conditions. The Company may be required to issue a maximum aggregate of 4 million shares and warrants.

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

RISKS RELATED TO OUR BUSINESS

Unless we obtain new financing and/or generate revenue growth in the near future, our liquidity position will become significantly impaired and we could be forced to restructure or discontinue our operations

We are rapidly depleting our cash resources and our ability to continue to operate and grow our business is dependent upon obtaining new financing and/or generating revenue growth from operations. The cost of any new financing may be prohibitive. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to arrange new financing and/or generate sufficient revenue growth from existing and new business arrangements by the fourth quarter of 2006, we will not have sufficient cash to support our operations and meet our obligations and we will be forced to consider the further restructuring of our operations, disposition of various assets, seeking of protection from our creditors, or ceasing of operations and liquidation. We anticipate that we will need approximately an additional $3 to $5 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

We have lost money in each fiscal quarter since we changed our business model to the development of products in the oral care, food processing, skin care, water purification and pet industries. We expect future losses and we may never become profitable.

We have incurred losses in our operations in each quarter since we changed our business direction in late 2002. Net loss for the six months ended June 30, 2006 and the years ended December 31, 2005, December 31, 2004, December 31, 2003 and December 31, 2002 were approximately $38.6 million, $18.3 million, $6.1 million, $607,000 and $761,000, respectively. We expect to continue to incur losses in the short term. We expect operating expense to increase as we work to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability. If we are not able to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

To the extent that future impairment charges occur, they will likely have a material impact on our financial results.

In the second quarter of 2006, we tested for impairment of our intangible assets and our goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and Statement of Financial Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142), respectively. Our testing was triggered by the following events and circumstances that constitute impairment indicators under the literature:

a preliminary expectation that third and fourth quarter 2006 originally projected revenues will not be attained;

a decrease in expected future cash flows; and

a decline in the market price of our common stock

Upon completion of the impairment tests, we recorded non-cash impairment charges to intangible assets and goodwill of $12.2 million and $17.9 million, respectively. Note 8 to our unaudited condensed consolidated financial statements for the period ended June 30, 2006 describes the impairment tests performed and their impact during the second quarter of 2006. There can be no assurance that there will not be impairment charges in subsequent periods as a result of our future periodic impairment reviews. To the extent that future impairment charges occur, they will likely have a material impact on our financial results.

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

Since inception, we have suffered recurring losses and net cash outflows from operations. We expect to continue to incur substantial losses to complete the development of our business. In addition, we only recently began shipping our first product, Close CallTM, in February of 2005. We thus have a limited operating history upon which investors may evaluate our likely future performance.

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

We currently market Unifresh® Footbath, a grooming aid that helps clean and disinfect the hooves of dairy cows, Close CallTM, an oral hygiene breath drink, Tasker Pacific Blue™ Seafood Wash, a product used in commercial and retail seafood processing to extend shelf life. Shelf life extension is the act of increasing the length of the time a product can spend during processing, distribution and retail before becoming unacceptable for consumption. We also began the commercialization phase of the pHarlo technology as an antimicrobial processing aid in poultry scalders.

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

The use of our pHarlo technology in the meat and poultry food processing applications requires the approval of the USDA. In August 2006, we received a Letter of No Objections from the Food Safety and Inspection Services agency of the USDA, or FSIS, and we began the commercialization phase of this application of the pHarlo technology. There can be no assurance that we will successfully complete the commercial verification process. If we do not successfully complete the commercial verification process, this may have a material adverse effect on our business plan.

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

limitations on persons authorized to call a special meeting of stockholders;

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

Registration statements with respect to the April 2004, July 2004 and December 2004 private placements were filed and declared effective in a timely manner. However, on June 14, 2006, we notified the holders of securities acquired in these private placements that the prospectuses contained within these registration statements contained financial and other information that was not current and that, as a result, such prospectuses could not be used to offer and sell such securities. Our obligation to accrue liquidated damages under these registration rights agreements ceased in April 30 and July 22, 2006, respectively. Through July 22, 2006, we have accrued $441,000 in liquidated damages related to these agreements.

We were unable to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the applicable registration rights agreement. However, in connection with the January 2006 private placement, we obtained waivers of all claims for liquidated damages relating to our inability to have such registration statement declared effective by the specified deadline. Under the waiver, the date by which the registration statement covering resale of the securities purchased in the September 2005 private placement was required to be declared effective was extended to May 23, 2006. On April 26, 2006, we filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. We believe, however, that as it relates to the September 2005 private placement, we have used our best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, we believe that we are not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that our best efforts were used, and we either accede to their assertion or are found to not have used our best efforts, the estimated maximum amount of liquidated damages for which we would be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000. Also, we believe that as it relates to the January 2006 private placement, we have used our best efforts to respond to the SEC comments within fifteen days from the date of the receipt of those comments. As of September 30, 2006, no shares were issuable as liquidated damages under the terms of the January 2006 registration rights agreement. However, if we fail to meet certain conditions of the January 2006 registration rights agreement, we will be required to issue to each holder in our January 2006 private placement, shares and warrants equal to one percent, or 266,718 of the respective number of shares and warrants purchased by each holder, for each 30 days of failure to meet any one of these conditions. We may be required to issue a maximum aggregate of 4 million shares and warrants.

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

As of June 30, 2006, approximately 16.3 million shares of common stock were issuable upon exercise of outstanding stock options with a weighted average exercise price of $0.87 per share, and approximately 21.5 million shares of common stock were issuable upon exercise of outstanding warrants with an exercise price of between $0.01 to $2.00 per share. In addition, the registration rights agreement for the January 2006 private placement requires us to pay any liquidated damages in additional common stock and warrants. As of September 30, 2006, no shares were issuable as liquidated damages under the terms of the January 2006 registration rights agreement. However, if we fail to meet certain conditions of the January 2006 registration rights agreement, we will be required to issue to each holder in our January 2006 private placement, shares and warrants equal to one percent, or 266,718 of the respective number of shares and warrants purchased by each holder, for each 30 days of failure to meet any one of these conditions. We may be required to issue a maximum aggregate of 4 million shares and warrants. Substantially all of the shares underlying these options and warrants have been or would be registered for resale, and none of them are subject to any contractual restrictions on resale. Future sales of any of these shares, or the anticipation of such sales, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through an offering of equity securities. Further, any issuance of a substantial number of these shares would dilute the ownership interest of existing stockholders and could result in increased volatility in the price of our common stock.

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

make a special written suitability determination for the purchaser;

receive the purchaser’s written agreement to a transaction prior to sale;

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

Since our common stock is subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

TASKER PRODUCTS CORP.

Date: October 26, 2006	By:	/s/ Stathis Kouninis
Stathis Kouninis
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

3.1	Articles of Incorporation of Tasker Products Corp., as amended (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 filed on July 20, 2006)
10.1*	Termination Agreement with James Burns as of August 1, 2006
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certifications by Principal Executive Officer
32.2	Section 1350 Certifications by Principal Financial Officer

* Previously filed with this Form 10-Q