Form 10-Q
period 2006-09-30
TASKER PRODUCTS CORP
filed 2006-11-14
CIK 1084557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of November 10, 2006 was 105,339,975.

TASKER PRODUCTS CORP.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$76	$1,037
Marketable securities	1,250	—
Accounts receivable, net of allowance for doubtful accounts of $29 and $80 as of September 30, 2006 and December 31, 2005, respectively	340	155
Inventories, net of reserve of $0 and $75 as of September 30, 2006 and December 31, 2005, respectively	733	1,351
Prepaid expenses & other current assets	265	192
Total current assets	2,664	2,735

Notes receivable	709	654
Property and equipment, net	1,392	1,525
Investment in equity investee	652	665
Intangible assets, net	8,094	21,562
Goodwill	23,765	41,677
Deposit, net	40	36
Total assets	$37,316	$68,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debentures	$—	$194
Accounts payable	1,029	1,740
Notes payable — acquisition of IRL	446	446
Other accrued liabilities	1,537	1,612
Total current liabilities	3,012	3,992

Long-term liabilities:
Notes payable — shareholders	463	444
Notes payable — acquisition of IRL	371	1,077
Other long term liabilities	44	53
Total long-term liabilities	878	1,574

Stockholders’ equity:
Common stock, $0.001 par value; 300,000 shares authorized; 105,340 and 89,167 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	105	89
Additional paid-in capital	101,650	89,265
Accumulated deficit	(68,329)	(26,066)
Total stockholders’ equity	33,426	63,288
Total liabilities and stockholders’ equity	$37,316	$68,854

See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005

Revenues	$531	$1,128
Cost of goods sold	234	328
Gross margin	297	800

Expenses
Selling, general & administrative	2,551	2,979
Write off of raw materials	582	—-
Product development	558	756
Depreciation and amortization	276	1,145
Total expenses	3,967	4,880

Loss from operations	(3,670)	(4,080)

Other income (expense):
Interest income	52	21
Interest expense	(20)	(33)
Liquidated damages	(19)	(112)
Other	6	(4)
Total other expense, net	19	(128)

Net loss	$(3,651)	$(4,208)

Net loss per common share, basic and diluted	$(0.03)	$(0.05)

See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005

Revenues	$1,289	$1,433
Cost of goods sold	447	438
Gross margin	842	995

Expenses
Selling, general & administrative	9,542	9,011
Write off of raw materials	582	—-
Product development	1,447	1,742
Depreciation and amortization	1,430	1,182
Impairment of goodwill and intangible asset	30,152	—
Total expenses	43,153	11,935

Loss from operations	(42,311)	(10,940)

Other income (expense):
Interest income	190	111
Interest expense	(69)	(188)
Liquidated damages	(155)	(174)
Loss on disposal of vehicle	(50)	—
Other	131	(14)
Total other expense, net	47	(265)

Net loss	$(42,264)	$(11,205)

Net loss per common share, basic and diluted	$(0.41)	$(0.16)

See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(42,264)	$(11,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items
Impairment charge of goodwill and intangible asset	30,152	—
Stock option compensation expense	3,312	484
Depreciation and amortization	1,430	1,182
Write off of raw materials	582	—
Liquidated damages	156	55
Gain on settlement of vendor obligations	(63)	—
Loss on disposal of fixed assets	53	—
Iinterest payable on convertible debentures	24	—
Interest on note payable and note receivable	(37)	—
Allowance for uncollectible accounts receivable	19	—
Loss on equity investee	13	15
Common stock, warrants and options for services	—	2,890
Changes in operating assets and liabilities:
Accounts receivable	(204)	(1,041)
Inventories	36	(1,804)
Prepaid expenses	(44)	(297)
Prepaid commissions	(30)	(75)
Accounts payable	(558)	2,292
Other accrued liabilities	(263)	190
Net cash used in operating activities	(7,686)	(7,313)

Cash flows from investing activities:
Purchases of available-for-sale securities	(18,100)	—
Proceeds from available-for-sale securities	16,850	—
Purchases of property and equipment	(121)	(628)
Repayment of notes	—	(3,551)
Assets acquired	—	(2,460)
Investments in equity investee	—	(718)
Payments for deposits and other	(3)	(18)
Net cash used in investing activities	(1,374)	(7,375)

Cash flows from financing activities:
Proceeds from private placement	9,335	6,435
Payment of private placement broker fees	(593)	—
Exercise of warrants/options	63	225
Repayments on note payable - IRL	(706)	(186)
Other	—	1
Net cash provided by financing activities	8,099	6,475

Net decrease in cash and cash equivalents	(961)	(8,213)
Cash and cash equivalents, beginning of period	1,037	14,225

Cash and cash equivalents, end of period	$76	$6,012

Supplemental disclosures of cash flow information:
Interest paid	$32	$133
Supplemental disclosures of non-cash investing and financing activities:
Fair value of warrants issued as private placement fees	$593	$—
Conversion of debt and accrued interest into common stock	$194	$292

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

The accompanying unaudited condensed consolidated financial statements of Tasker Products Corp. and its subsidiaries (collectively, “the Company”) as of September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and 2005 reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q, and Article 10 of Regulation S-X.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may occur for the year ending December 31, 2006.

Certain prior period amounts have been reclassified to conform to the current year presentation.

2. Liquidity — Going Concern

At September 30, 2006, the Company had a total of approximately $1.3 million of cash, cash equivalents and marketable securities. If the Company is unable to arrange new financing by December 2006, the Company will not have sufficient cash to support its operations and meet its obligations and it will be forced to consider the further restructuring of its operations, disposition of various assets, seeking of protection from its creditors, or ceasing of operations and liquidation.

Based upon the Company’s forecast of future revenues from its products in conjunction with the cash and marketable securities on hand, cash expected to be generated from operations will not provide adequate funding for the Company’s working capital over the next three months. The Company is rapidly depleting its cash resources and its ability to continue to operate and grow its business is dependent upon obtaining new financing.  The cost of any new financing may be prohibitive. While the Company has been in the process of aggressively developing, marketing and selling its products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of the Company’s efforts will be consistent with its cash availability and burn rate. If the Company is unable to arrange new financing by December 2006, the Company will not have sufficient cash to support its operations and meet its obligations and it will be forced to consider the further restructuring of its operations, disposition of various assets, seeking of protection from its creditors, or ceasing of operations and liquidation. The Company anticipates that it will need approximately an additional $3 to $5 million to support its operations and meet its obligations over the next twelve months. The Company is currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

The Company has incurred losses in its operations in each quarter since it changed its business direction in late 2002. For the three and nine months ended September 30, 2006 the Company has incurred a net loss of approximately $3.7 million and $42.3 million, respectively. The nine months loss is inclusive of an impairment charge for goodwill and intangible assets of approximately $30.2 million. In addition the Company has not generated positive cash flow from operations for the three and nine months ended September 30, 2006 and 2005. The Company expects to continue to incur losses until it can generate sufficient revenue growth from existing and new business arrangements. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, the Company’s results of operations and financial condition will be materially and adversely affected.

Since the Company’s inception, the Company has funded operations and investing activities through the sale of common stock, warrants and convertible debt under several private placements. Requirements for liquidated damages under some of these private placements may have an impact on the Company’s future liquidity. To date the Company has satisfied and/or received waivers for the provisions of a majority of the agreements that would have otherwise required the Company to pay liquidated damages, At September 30, 2006, the Company’s derivative liability balance, related to the April 2004 and July 2004 registration rights agreements, was approximately $150,000. Additionally, included in the other accrued liabilities at September 30, 2006 is approximately $130,000 of interest and late fees and approximately $441,000 of incurred liquidated damages associated with the April 2004 and the July 2004 convertible debentures. The Company’s  obligation to accrue liquidated damages under these registration rights agreements ceased on April 30 and July 22, 2006, respectively.

On April 26, 2006, the Company filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. This registration statement was declared effective by the SEC on October 31, 2006. As it relates to the September 2005 private placement, the Company believes that it has used its best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, the Company believes that is not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that the Company used its best efforts, and the Company either accedes to their assertion or is found to not have used its best efforts, the estimated maximum amount of liquidated damages for which the Company would be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000.

As it relates to the January 2006 private placement, the Company, despite using its best efforts, failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, on November 25, 2006 the Company is required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 138,859 shares of common stock and warrants to purchase 138,859 shares of common stock.

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

4. Share-Based Payments

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under SFAS 123(R), the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. For the three and nine months ended September 30, 2006, the Company recorded expense of approximately $481,000 and approximately $3.3 million, respectively, in connection with its share-based payment awards to its employees.

The Company adopted SFAS 123R under the modified prospective method. Under this method, the Company recognized compensation expense for stock options awarded prior to January 1, 2006, but vested in the nine months ended September 30, 2006 based on the grant date estimate of fair value for those awards. Prior period financial information has not been restated.

For periods prior to the adoption of SFAS 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations in accounting for its share based payment awards.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” to its share based payment arrangements for the three and nine months ended September 30, 2005.

Three Months Ended Sept 30, 2005
(In thousands except per share data)
Net loss, as reported	$(4,208)
Add: Stock-based employee compensation expense included in reported net loss	$—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(989)
Pro forma net loss	$(5,197)

Basic and diluted net loss per share, as reported:	$(0.05)
Pro forma basic and diluted net loss per share:	$(0.06)

Nine Months Ended Sept 30, 2005
(In thousands except per share data)
Net loss, as reported	$(11,205)
Add: Stock-based employee compensation expense included in reported net loss	$484
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(3,665)
Pro forma net loss	$(14,386)

Basic and diluted net loss per share, as reported:	$(0.16)
Pro forma basic and diluted net loss per share	$(0.21)

Compensation cost associated with employee stock options represented approximately $481,000 and $3.3 million, respectively, for the three and nine months ended September 30, 2006. Stock based compensation expense increased by approximately $170,000 and $2.5 million from $311,000 and $795,000 for the three and nine months ended September 30, 2005, respectively.

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

The stock options were valued taking into consideration a forfeiture rate of 14.5% based on historical experience and using a straight-line pro-rated method of valuation. The resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. The assumptions made for purposes of estimating fair value under the Black-Scholes model for options granted during the nine months ended September 30, 2006 were as follows:

Dividend yield:	0%
Expected term of options (years):	6
Risk free interest rate:	4.63% -5.04%
Volatility:	132%-135%

The Company’s estimate of an expected option term was derived based on the average of the sum of the vesting term and the original contract term. The estimated stock price volatility was derived based on a review of the Company’s actual historic volatility for a period equal to the expected term of its stock options awarded in the nine months ended September 30, 2006, by reference to actual stock prices during this period and historic stock prices over the past five years. The risk free interest rate was based on the five year Treasury note. The specific stock option valuation assumptions used for awards granted prior to January 1, 2006 are as disclosed in the Company’s 2005 annual report on Form 10-KSB/A, as filed with the SEC.

A summary of stock option activity for the nine months ended September 30, 2006 is as follows:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, December 31, 2005	16,541	$0.91
Granted	5,645	$1.00
Exercised	(175)	$0.25
Outstanding, March 31, 2006	22,011	$0.94	8.7	$4,328
Granted	530	$1.00
Exercised	(100)	$0.25
Outstanding, June 30, 2006	22,441	$0.94	8.4	$2,213
Granted	500	$0.12
Exercised	(338)	$0.25
Cancelled	(1,625)	$1.11
Options outstanding at September 30, 2006	20,977	$0.92	8.1	$—0

The weighted average grant date fair value of options granted during the three months ended September 30, 2006 and 2005 was $0.12 and $2.50, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 was approximately $95,000. The total intrinsic value of options exercised during the three months ended September 30, 2005 was approximately $190,000.  As of September 30, 2006 there was approximately $2.3 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.5 years.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $0.65 and $2.98, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was approximately $217,000 and $1.6 million, respectively.  As of September 30, 2006 there was approximately $2.3 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.5 years.

5. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended
	September 30,
	(in thousands except per share data)
	2006	2005
Numerator for basic & diluted net loss per share:
Net loss	$(3,651)	$(4,208)
Net loss available to common stockholders	$(3,651)	$(4,208)

Denominator:
Denominator for basic & diluted net loss per share - weighted-average shares	105,206	82,152

Basic & diluted earnings net loss per share:	$(0.03)	$(0.05)

	Nine Months Ended
	September 30,
	(in thousands except per share data)
	2006	2005
Numerator for basic & diluted net loss per share:
Net loss	$(42,264)	$(11,205)
Net loss available to common stockholders	$(42,264)	$(11,205)
Denominator:
Denominator for basic & diluted net loss per share - weighted-average shares	103,577	68,316
Basic & diluted earnings net loss per share:	$(0.41)	$(0.16)

As of September 30, 2006, 20,977,368 options and 21,497,200 warrants were excluded from the computation of net loss per share because their effect would be anti-dilutive. As of September 30, 2005 18,374,999 options, 8,561,120 warrants, and 2,100,000 of convertible debentures were excluded from the computation of net loss per share because the effect would be anti-dilutive.

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

The Company’s available-for-sale investments may be offered for sale at auction every 28 days. The auction rate securities have stated contractual maturities, which represents the date they will be redeemed by the issuer, ranging from approximately 22 to approximately 40 years, and may, at the option of the issuer, be redeemed prior to the stated maturity date. As of September 30, 2006, the Company had invested $1.25 million in marketable securities.

7. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Raw Materials	$338	$956
Finished Goods	395	470
Inventory Reserve	—	(75)
	$733	$1,351

The Company believes that our Close Call™ product could be marketed more efficiently by a company either already established in the industry or with more commercial resources. Therefore, the Company is  seeking to license and/or sell the Close Call™ brand or derivative applications. In implementing this approach and in an effort to reduce wharehousing expense the Company adjusted the level of Close Call™ raw materials. Accordingly,  in October and November 2006 the Company disposed 3.5 million  Close Call™  empty bottles and related packaging material. Also, the Company is currently in the process of disposing an additional  2.6 million empty  bottles of Close Call™. This disposal initiative resulted in a write off of Close Call™ raw material inventory of approximately $582,000, net of  estimated recoveries, which is the primary reason for the reduction in the balance of raw materials.

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

Accordingly, we initiated an impairment analysis of our long-lived assets and determined that the carrying value of these assets exceeded their projected undiscounted net cash flows. We calculated the fair values of our long-lived assets based on the discounted cash flow method . Cash flow projections were based on management’s forecast relating to the intellectual properties and life was based on the remainder of the underlying patent life. Under the relief from royalty valuation method, we evaluate what the royalty we would have to pay would be, if we did not own the rights to the patent. The assumptions underlying the method include a projection of sales related to the utilization of the patents and what the royalty rate we would expect to pay resulting in a total royalty amount, adjusted for an appropriate discount rate and amortization benefit. The fair values indicated that an impairment of the Company’s intangible assets existed. Accordingly, during the second quarter of 2006 the Company recorded an impairment charge of approximately $12.2 million related to the acquired utility patents. The amounts are recorded within impairment of goodwill and intangible assets on the consolidated statements of operations.

The approximate net carrying value of the goodwill and other intangible assets at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006
	(in thousands)
	Gross carrying amount	Impairment charge	Accumulated amortization	Net carrying value
Amortized utility patents	$22,505	$12,239	$2,172	$8,094
Unamortized goodwill	$41,677	$17,913	$—	$23,764
Total intangible assets	$64,182	$30,152	$2,172	$31,858

	December 31, 2005
	(in thousands)
	Gross carrying amount	Accumulated amortization	Net carrying value
Amortized utility patents	$22,505	$943	$21,562
Unamortized goodwill	$41,677	$—	$41,677
Total intangible assets	$64,182	$943	$63,239

For the three and nine months ended September 30, 2006, the Company recorded amortization expense of approximately $207,000 and approximately $1.2 million respectively, related to the intangible assets.

Estimated amortization expense for the intangible asset for the remaining quarter of the current fiscal year, and subsequent fiscal years, is as follows:

(in thousands)
2006	$207
2007	$827
2008	$827
2009	$827
2010	$827
2011 and thereafter	$4,579

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

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” addresses financial instruments, such as convertible notes and stock purchase warrants, which are accounted for under EITF 00-19, that are issued with a corresponding right to have these securities registered pursuant to a registration rights agreement that includes a liquidated damages clause.  Alternative accounting treatments of registration rights are discussed in EITF Issue No. 05-4.  One alternative treatment discussed in EITF Issue No. 05-4 could require the warrants, the convertible debt and the registration rights agreement to be treated as a single financial instrument. If the EITF implements this approach, the convertible debt and the warrants the Company has issued would need to be recorded as a liability at fair value and changes in the fair value of the liability would need to be recorded in the statement of operations each period. Implementation of this approach may have a material non-cash impact to the Company’s consolidated financial statement. Since no consensus on EITF Issue No. 05-4 has been reached, the Company has adopted View C as described in the EITF Issue No. 05-4 Issue Summary No. 1. Under View C, registration rights agreements and the associated financial instruments are accounted for as separate instruments. Accordingly, the Company has given only prospective application to this guidance.  Further impact on its consolidated financial statements of adopting the standard, if any, will follow the transition guidance when released.

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

In connection with the Company’s December 2004 and January 2006 private placements, the Company’s estimated fair value of the related registration rights derivative was immaterial at the inception and at each reporting date since and the Company has not recorded a liability. At each reporting period, the Company calculates the estimated fair value of the registration rights derivatives. If the underlying assumptions of the calculation change such that the estimated fair value is not immaterial, the Company will record a liability at that time. In connection with the Company’s September 2005 private placement, the Company’s estimated fair value of the related registration rights derivative at its inception was immaterial and the Company did not record a liability. Subsequently, in connection with the January 2006 private placement, the Company amended its September 2005 agreement with the rights holder to waive the liquidated damages relating to its inability to have such registration statement declared effective by May 23, 2006. On April 26, 2006, the Company filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. This registration statement  was declared effective by the SEC on October 31, 2006. As it relates to the September 2005 private placement, the Company believes that it has used its best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, the Company believes that is not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that the Company used its best efforts, and the Company either accedes to their assertion or is found to not have used its best efforts, the estimated maximum amount of liquidated damages for which the Company would be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000.

As it relates to the January 2006 private placement, the Company failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, on November 25, 2006 the Company is required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 138,859 shares of common stock and warrants to purchase 138,859 shares of common stock.

Changes in the estimated fair value of the registration rights derivative liability are recorded in the consolidated statement of operations. There was no change in the fair value of the registration rights derivative liability in the third quarter of 2006. At September 30, 2006, the derivative liability was approximately $150,000 and was reported under other accrued liabilities.

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

10. Contractual Obligations and Commitments

The Company has the following commitments as of September 30, 2006, which are comprised primarily of a research and development fee contract, consulting and employment contracts, vendor agreements, notes payable, as well as numerous operating leases.

	(in thousands)
	Payments Due by
	Period	Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Research & development (“R&D”) fees (1)	$75	$75	$—	$—	$—
Consulting agreements	340	90	250	—	—
Employment agreements (2)	1,550	195	1,355	—	—
Vendor agreements	36	5	31	—	—
Operating leases	1,158	92	957	109	—
Note(s) payable	1,207	114	1,085	8	—
Total	$4,366	$571	$3,678	$117	$—

(1)           On January 26, 2006, R&D fees payable under a Patent and Sub-License Agreement with pHarlo IP were amended so that these fees are (i) payable on a quarterly basis within 30 days after the end of each calendar quarter and (ii) are based on gross sales of the Company (or its affiliates) of products using the pHarlo technology. For fiscal year 2006, the R&D Fees must not be less than $150,000 and are capped at $500,000. The R&D Fees have no minimum amounts payable after 2006; however, they are capped at $2,000,000 for 2007, $4,000,000 for 2008, $8,000,000 for 2009 and $10,000,000 for 2010 and beyond. In the third quarter of 2006 the Company paid, under this agreement, approximately $64,000 of R&D fees.

(2)           In the first quarter of fiscal 2006, the Company entered into new employment agreements with its current executive management. During the nine months ended September 30, 2006 the Company terminated several of its existing employment agreements with its former senior and other management personnel. As of September 30, 2006 the revised estimated future minimum annual compensation under these employment agreements, including the new and terminated agreements for 2006, 2007, 2008 and 2009, is approximately $195,100, $707,800, $597,800 and $49,000, respectively.

11. Related Party Transactions

In 2004, the Company entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement, as amended through October 20, 2006, the Company granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids, or chemicals that assist with microbial reduction and shelf life extension without changing food characteristics for the poultry industry based on the pHarlo technology. In return for this license, Wynn Starr has agreed to pay the Company a royalty of 70% of the net sales price for each gallon of licensed products sold by Wynn Starr for which payment is received from customers and in no event less than manufacturing cost plus 40% of manufacturing cost. However, the minimum purchase price to Wynn Starr may be adjusted to the extent manufacturing cost varies by more than 5%. Net sales price and licensed products are defined in the Exclusive Field of Use License Agreement and Product Sales Agreement. As of September 30, 2006 no royalties were due and none had been paid to the Company  under this royalty arrangement. Steven B. Zavagli, a former member of the Company’s board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

The Company paid Mr. Gordon O. Davis, the former Chairman of the board of directors, approximately $60,000 for consulting services during the nine months ended September 30, 2006.

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

On April 26, 2006, the Company filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. This registration statement  was declared effective by the SEC on October 31, 2006. As it relates to the September 2005 private placement, the Company believes that it has used its best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, the Company believes that is not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that the Company used its best efforts, and the Company either accedes to their assertion or is found to not have used its best efforts, the estimated maximum amount of liquidated damages for which the Company would be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000.

As it relates to the January 2006 private placement, the Company failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, on November 25, 2006 the Company is required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 138,859 shares of common stock and warrants to purchase 138,859 shares of common stock.

13. Restructuring Charges

During the fourth quarter of fiscal year 2005 the Company recorded and paid approximately $29,000 of severance to one executive and five staff members. Seven more staff members were terminated but no severance was paid to them during this time period. Additionally, in a separate cost reduction action during the first quarter of fiscal year 2006, the Company recorded severance costs of approximately $224,000 for one executive and four administrative staff members whose employment was terminated as a result of the Company’s effort to reduce operating costs. In the first fiscal quarter of 2006, the Company paid $117,000 of the $224,000 severance obligation it recorded in the same quarter. Consequently, the severance obligation accrual balance as of March 31, 2006 was $107,000. In the second fiscal quarter of 2006 the Company paid $92,000 of the $107,000 severance obligation accrual that remained as of March 31, 2006. The remaining $15,000 of severance obligation outstanding as of June 30, 2006 was paid in July 2006. During the third quarter of fiscal year 2006 the Company revised the salary structure of three of its  employees and  terminated seven other employees. In relation to these reductions the Company recorded and paid in full in the third quarter of 2006 severance costs of approximately $35,000. No severance accrual remained at the end of third quarter of fiscal year 2006 related to the first and third fiscal quarter cost reduction actions.

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

Revenue by Product

The Company’s revenue by product is as follows:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2006	2005	2006	2005
	(in thousands)
Unifresh® Footbath	$488	$1,000	$1,094	$1,000
Close Call™	20	128	172	433
Poultry Processing	23	—	23	—
	$531	$1,128	$1,289	$1,433

Dependence on Certain Customers

The Company’s dependence on certain customers as a percentage of total revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Customer A	48.6%	—%	31.7%	—%
Customer B	21.3%	—%	—%	—%
Customer C	—%	—%	18.2%	—%
Customer D	—%	61.6%	—%	48.5%

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

For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under Part II, Item 1A of this Form 10-Q. Some of the risks that current and potential investors should be aware of include, but are not limited to, the following:

•                     If we are unable to obtain new financing by December 2006, our liquidity position will become significantly impaired;

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

We had a net loss of approximately $3.7 million in the three months ended September 30, 2006 compared to a net loss of $4.2 million in the three months ended September 30, 2005. Excluding the stock based compensation expense of approximately $481,000 , our net loss for the three months ended September 30, 2006 decreased by approximately $700,000 to $3.2 million as compared to a net loss of $3.9 million, excluding stock based compensation expense of $311,000, for the three months ended September 30, 2005.

We had a net loss of approximately $42.3 million in the nine months ended September 30, 2006 compared to a net loss of $11.2 million in the nine months ended September 30, 2005. Excluding the charge for the impairment of goodwill and intangible assets of approximately $30.2 million and the stock based compensation expense of $3.3 million our net loss for the nine months ended September 30, 2006 decreased by approximately $2 million to $8.8 million as compared to a net loss of $10.8 million, excluding stock based compensation expense of approximately $796,000, for the nine months ended September 30, 2005. The increase in stock based compensation expense is due to the adoption of SFAS 123R “Share Based Payment” on January 1, 2006. As a result of the adoption of SFAS 123(R), the fair value of all stock-based compensation is now recorded as expense in our financial statements, rather than as a footnote disclosure.

Liquidity- Going Concern

Based upon our forecast of future revenues from our products in conjunction with the cash and marketable securities on hand, cash expected to be generated from operations will not provide adequate funding for our working capital over the next three months. We are rapidly depleting our cash resources and our ability to continue to operate and grow our business is dependent upon obtaining new financing. The cost of any new financing may be prohibitive. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to arrange new financing by December 2006, we will not have sufficient cash to support our operations and meet our obligations and we will be forced to consider the further restructuring of our operations, disposition of various assets, seeking of protection from our creditors, or ceasing of operations and liquidation. We anticipate that we will need approximately $3 to $5 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

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

Related Party Transactions

In 2004, we entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement, as amended through October 20, 2006, we granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids, or chemicals that assist with microbial reduction and shelf life extension without changing food characteristics for the poultry industry based on the pHarlo technology. In return for this license, Wynn Starr has agreed to pay us a royalty of 70% of the net sales price for each gallon of licensed products sold by Wynn Starr for which payment is received from customers and in no event less than manufacturing cost plus 40% of manufacturing cost. However, the minimum purchase price to Wynn Starr may be adjusted to the extent manufacturing cost varies by more than 5%. Net sales price and licensed products are defined in the Exclusive Field of Use License Agreement and Product Sales Agreement. As

of September 30, 2006 no royalties were due and none had been paid to us under this royalty arrangement. Steven B. Zavagli, a former member of our board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

We paid Mr. Gordon O. Davis, the former Chairman of the board of directors, approximately $60,000 for consulting services during the nine months ended September 30, 2006.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005 related to goodwill and intangible assets, valuation of acquired intangible assets, derivative liabilities and inventory valuation and classification. With the adoption of SFAS 123(R) on January 1, 2006, we have identified the estimates and assumptions that accompany the fair value determination of our stock option awards as critical, as discussed below. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed below as well as those disclosed in our Annual Report on Form 10-KSB/A, as filed with the SEC on October 26, 2006.

Stock-Based Compensation

Effective January 1, 2006, we adopted accounting rules (SFAS 123(R), “Share-Based Payment”) requiring the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the nine months ended September 30, 2006, we recorded approximately $3.3 million of stock based compensation expense, with approximately $2.2 million of this expense, attributable to employee stock options and the remainder approximately $1.1 attributable to stock options awarded to consultants and non-employee board members.

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

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. Our estimate of the expected option term was averaged at 6.3 years over the nine months ended September 30, 2006 and was derived based on the average of the sum of the vesting term and the original contract term. In estimating our stock price volatility, we analyzed our historic volatility for a period equal to the expected term of our stock options awarded in the nine months ended September 30, 2006, by reference to actual stock prices during this period and calculated an estimated volatility between 132% to 135%. We believe that each of these estimates, both expected term and volatility, is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

The specific valuation assumptions noted above were applied to stock options that we granted subsequent to our adoption of SFAS 123(R). The majority of the stock option expense recorded in the three and nine months ended September 30, 2006 relates to options granted in the nine months ended September 30, 2006. We expect that stock compensation expense will continue to have a material impact on our financial results for the remainder of the fiscal year. For the remainder of fiscal 2006 we expect to incur stock compensation expenses of approximately $600,000 for the fourth quarter.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues

Revenues for the three months ended September 30, 2006 were approximately $531,000 compared with approximately $1.1 million for the corresponding period in 2005. This decrease is primarily due to decreased sales in Unifresh ® Footbath related to one large order from a single customer that did not reorder in 2006. We expect that revenue will continue to increase throughout fiscal year 2006 primarily due to the increased sales in Unifresh® Footbath and to a lesser extent due to the sales of our new products for the poultry and seafood processing industries.

Selling, General and Administrative

Selling, General, and Administrative (“SGA”) expenses are primarily comprised of sales and marketing costs, compensation costs, professional fees, and general administrative costs. SGA costs for the three months ended September 30, 2006 decreased by approximately $441,000 from approximately $3.0 million for the three months ended September 30, 2005, to approximately $2.6 million for the three months ended September 30, 2006. We anticipate that SGA costs will continue to decrease, as a percentage of revenues and in absolute dollars, in fiscal year 2006.

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, promotional expenses, advertising, public relations and trade shows. Sales and marketing costs for the three months ended September 30, 2006 decreased by approximately $204,000 due to reduced consulting expense for advertising and marketing campaigns on selectively smaller number of products than the products for the same period in 2005.

Compensation expense consists primarily of salaries and other related costs for senior management, finance and administrative employees of our company. Compensation expense decreased by approximately $242,000 primarily due to a reduction in administrative and warehouse personnel. In the third quarter we revised the salary structure of three of our employees and we terminated seven other employees. As a result of these reductions we expect that we will experience cost savings of approximately $174,000 per quarter starting late in the third quarter of 2006 to early part of the fourth quarter of 2006.

Professional fees for the three months ended September 30, 2006 increased by approximately $83,000 primarily due to an increase of $208,000 in legal fees related to the filing of the registration statement on Form S-1 partially offset by the decrease of $105,000 in accounting fees and a decrease in investor relations of $20,000.

General and administrative expenses consist primarily of rent, insurance and travel and entertainment expenses. The decrease in general administrative costs for the three months ended September 30, 2006 by approximately $179,000 was attributable to a decrease in miscellaneous costs of approximately $181,000, a decrease in insurance expense of $20,000, a decrease in rent expense of $17,000,    partially offset by an increase in travel expenses of approximately $39,000.

Stock based compensation expense for selling, general and administrative employees increased by approximately $114,000 to approximately 425,00 for the three months ended September 30, 2006 as compared to $311,000 for the same time period in 2005. This increase is the result of implementing SFAS 123(R) in January 2006. The expense associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the three months ended September 30, 2006, stock compensation expense was allocated as follows:

(in thousands)
Sales and marketing	$175
Product development	56
General and administrative	250
$481

Write off of raw materials

We believe that our Close Call™ product could be marketed more efficiently by a company either already established in the industry or with more commercial resources. Therefore, we are seeking to license and/or sell the Close Call™ brand or derivative applications. In implementing this approach and in an effort to reduce wharehousing expenses we adjusted the level of Close Call™ raw materials. Accordingly,  in October and November 2006 we disposed 3.5 million  Close Call™  empty bottles and related packaging material. Also, we are currently in the process of disposing an additional  2.6 million empty  bottles of Close Call™. This disposal initiative resulted in a write off of Close Call™ raw material inventory of approximately $582,000, net of  estimated recoveries.

Product Development

Product development consists primarily of personnel costs to support product development. Product development and research costs for the three months ended September 30, 2006 decreased by approximately $198,000  to approximately $558,000 from approximately $756,000 for the three months ended September 30, 2005. This decrease is primarily due to our decision to focus our development efforts in a select smaller number of products, which were closer to commercialization rather than the larger number of products we were developing in the same time period in 2005.  The decrease in the number of products we are developing and testing in the three months ended September 30, 2006 resulted in the decrease in third party laboratory testing cost of approximately $177,000, a decrease in product supplies of $70,000 and and a decrease in salaries of $59,000, partially offset by an increase in stock based compensation of approximately $56,000, an increase of warehouse expenses of approximately $38,000 and an increase in travel expenses for production employees of $14,000. We expect that in fiscal 2006 product development expense will increase in absolute dollars but decrease as a percentage of revenue.

Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets, decreased by approximately $869,000 from approximately $1.1 million in the three months ended September 30, 2005, to approximately $276,000 for the three months ended September 30, 2006, primarily due to the reduction in the carrying value of the intangible assets from as a result of the impairment charge of $12.2  recorded in the second quarter of 2006.

Interest Income

Interest income increased by approximately $31,000 from $21,000 for the three months ended September 30, 2005 to approximately $52,000 for the three months ended September 30, 2006 primarily due to an increased interest received on the Company’s investments in marketable securities in the three months ended September 30, 2006, as compared to the same period ending September 30, 2005.

Interest Expense

Interest expense decreased by approximately $13,000 from $33,000 for the three months ended September 30, 2005 to approximately $20,000 for the three months ended September 30, 2006  primarily due to a reduction in interest payable for convertible debt that was converted in full in January 2006.

Other expenses, net

We incurred other expenses, net of approximately $13,000 for the three months ended September 30, 2006 as compared to $116,000 for the three months ended September 30, 2005. The decrease is due to the decrease in the accrual of liquidated damages for failure to have a current prospectus available for the resale of common stock sold in the April 2004 and July 2004 private placements and is offset by a gain from the extinguishment of debt of approximately $13,000. The decrease in the accrual is due to the fact that our obligation to accrue liquidated damages under the April 2004 and July 2004 registration rights agreements ceased in April 20, 2006 and July 22, 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues

Revenues for the nine months ended September 30, 2006 was approximately $1.3 million compared with approximately $1.4 million for the corresponding period in 2005. This decrease is primarily due to decreased sales of Close Call™ by approximately $200,000 offset by an increase of approximately $100,000 in Unifresh® Footbath sales.  We expect that revenue will continue to increase throughout fiscal year 2006 primarily due to the increased sales in Unifresh® Footbath and to a lesser extent due to the sales of our new products for the poultry and seafood processing industries.

Selling, General and Administrative

SGA expenses are primarily comprised of sales and marketing costs, compensation, professional fees, and general administrative costs. SGA costs for the nine months ended September 30, 2006 increased by approximately $531,000 from $9.0 million for the nine months ended September 30, 2005, to $9.5 million for the nine months ended September 30, 2006. We anticipate that SGA costs will continue to decrease, as a percentage of revenues, in fiscal year 2006.

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, promotional expenses, advertising, public relations and trade shows. Sales and marketing costs decreased by approximately $74,000 due to a decrease in promotional and advertising expenses expenses of $60,000, a decrease in consulting expense of $60,000, a decrease in public relations expense of $43,000, a decrease in sales commissions of $25,000, a decrease in trade show expense of $17,000 and a decrease in printing and rendering expenses of approximately $6,000. This decrease was partially offset by an increase in research and development fees of $137,000 related to the Patent and Sub-License Agreement with pHarlo IP.

Compensation expense consists primarily of salaries and other related costs for senior management, finance and administrative employees of our company. Compensation expense decreased by approximately $64,000 primarily due to a reduction in administrative and warehouse personnel. In the third quarter of 2006, we revised the salary structure of three of our employees and we terminated seven other employees. As a result of these reductions we expect that we will experience cost savings of approximately $175,000 per quarter starting late in the third quarter of 2006 to early in the fourth quarter of 2006.

Professional fees for the nine months ended September 30, 2006 decreased by $2.2 million primarily due to a non-cash charge of approximately $2.5 million for stock options issued to an investor relations consultant for services provided in the nine months ended September 30, 2005 and  a decrease in accounting fees of $141,000 partially offset by an increase of approximately $450,000 in legal fees associated with our increased litigation activity and the SEC filings for the nine months ended September 30, 2006.

General and administrative expenses consist primarily of rent, insurance and travel and entertainment expenses. The increase in general and administrative costs for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, was approximately $565,000. This increase was attributable to a settlement fee of approximately $249,000 for the termination of minimum purchase commitment obligations for Close Call™ bottles, increase in travel and entertainment expenses of  approximately $195,000, increase in general insurance costs of approximately $135,000, increase in rent and associated utility expenses for the Texas facility, acquired in the July 2005 acquisition, of approximately $55,000, increase due to the settlement of the “BOC” claim, discussed under legal proceedings, of approximately $50,000, increase in recruiting fees of approximately $20,000, and increase in provision for allowance for doubtful accounts of approximately $19,000.  This increase was partially offset by a decrease in miscellaneous expense of approximately $167,000.

Stock based compensation expense for selling, general and admistrative employees increased by approximately $2.3 million for the nine months ended September 30, 2006 from $795,000 for the nine months ended September 30, 2005 to $3.1 million for the nine months ended September 30, 2006. This increase is the result of implementing SFAS 123(R) in January 2006. The expense associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the nine months ended September 30, 2006, stock compensation expense was allocated as follows :

(in thousands)
Sales and marketing	$396
Product development	218
General and administrative	2,698
$3,312

Write off of raw materials

We believe that our Close Call™ product could be marketed more efficiently by a company either already established in the industry or with more commercial resources. Therefore, we are seeking to license and/or sell the Close Call™ brand or derivative applications. In implementing this approach and in an effort to reduce wharehousing expenses we adjusted the level of Close Call™ raw materials. Accordingly,  in October and November 2006 we disposed 3.5 million  Close Call™  empty bottles and related packaging material. Also, we are currently in the process of disposing an additional  2.6 million empty  bottles of Close Call™. This disposal initiative resulted in a write off of Close Call™ raw material inventory of approximately $582,000, net of  estimated recoveries.

Product Development

Product development consists primarily of personnel costs to support product development. Product development and research costs for the nine months ended September 30, 2006 decreased by approximately $295,000 to approximately $1.4 million from approximately $1.7 million for the nine months ended September 30, 2005. This decrease is primarily due to our decision to focus our development efforts in a select smaller number of products, which were closer to commercialization rather than the larger number of products we were developing in the same time period in 2005.  The decrease in the number of products we are developing and testing in the nine months ended September 30, 2006 resulted in the decrease in consulting expenses of approximately $393,000 and a decrease in third party laboratory testing costs of approximately $268,000 decrease.  This decrease was partially offset by an increase in stock based compensation expense of approximately $215,000, an increase in warehouse costs of approximately $128,000, an increase in travel expenses of approximately $15,000 and an increase in product samples of $8,000.  We expect that in fiscal 2006 product development expense will increase in absolute dollars as we continue to develop and enhance our product lines, but should decrease as a percentage of total revenues.

 Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets, increased by approximately $248 from approximately $1.2 million in the nine months ended September 30, 2005, to approximately $1.4 million for the nine months ended September 30, 2006, primarily due to the amortization of our utility patent intangible. This patent intangible, after the impairment charge of approximately $12.2 million recorded in the second quarter of 2006, has a current estimated value of approximately $8.3 million and is being amortized over 11 years.

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

Interest Expense

Interest expense decreased by approximately $119,000 from $188,000 for the nine months ended September 30, 2005 to approximately $69,000 for the nine months ended September 30, 2006   primarily due to a reduction in interest payable for convertible debt that was converted in full in January 2006.

Interest Income

Interest income increased by approximately $79,000 from $111,000 for the nine months ended September 30, 2005 to approximately $190,000 for the nine months ended September 30, 2006 primarily due to an increase in interest earned from the Company’s investments in marketable securities, as compared to the same period ending September 30, 2005.

Other expenses, net

We incurred other expenses, net of approximately $74,000 for the nine months ended September 30, 2006 as compared to $189,000 of accrued liquidated damages for the nine months ended September 30, 2005. We accrued approximately $155,000 for (i) liquidated damages for failure to have a current prospectus available for the resale of common stock sold in the April 2004 and July 2004 private placements, and (ii) a loss on a disposal of assets in the amount of $53,000 as a result of the Settlement and Release Agreement we entered into with a former executive and the loss in the investment in the subsidiary Biofilm of approximately $14,000. This increase in expense was partially offset by the reduction of the fair market value of the registration rights liability by approximately $85,000 and the gain on settlement of vendor obligations at less than their carrying value by approximately $63,000.

Liquidity and Capital Resources

Overview

Since our inception, we have funded operations and investing activities through the sale of common stock, warrants and convertible debt under several private placements. Requirements for liquidated damages under some of these private placements may have an impact on our future liquidity. To date we have satisfied and/or received waivers for the provisions of a majority the agreements that would have otherwise required us to pay liquidated damages. At September 30, 2006, our derivative liability balance, related to the April 2004 and July 2004 registration rights agreements, was approximately $150,000. Additionally, included in the other accrued liabilities at June 30, 2006 is approximately $130,000 of interest and late fees and approximately $423,000 of incurred liquidated damages associated with the April 2004 and the July 2004 convertible debentures. The Company’s obligation to accrue liquidated damages under these registration rights agreements ceased in April 30 and July 22, 2006, respectively. Through July 22, 2006, the Company has accrued $441,000 in liquidated damages related to these agreements. We have not incurred any liquidated damages liabilities related to any of our other registration rights agreements.

Liquidity - Going Concern

Based upon our forecast of future revenues from our products in conjunction with the cash and marketable securities on hand, cash expected to be generated from operations will not provide adequate funding for our working capital over the next three months. We are rapidly depleting our cash resources and our ability to continue to operate and grow our business is dependent upon obtaining new financing.  The cost of any new financing may be prohibitive. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate If we are unable to arrange new financing by December 2006, we will not have sufficient cash to support our operations and meet our obligations and we will be forced to consider the further restructuring of our operations, disposition of various assets, seeking of protection from our creditors, or ceasing of operations and liquidation.We anticipate that we will need approximately an additional $3 to $5 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

Operating Activities

At September 30, 2006 our cash, cash equivalents and marketable securities balances were approximately $1.3 million compared with $1.0 million at December 31, 2005.

Net cash used in operating activities for the nine months ended September 30, 2006 was approximately $7.7 million, compared to net cash used in operating activities of approximately $7.3 million for the nine months ended September 30, 2005.

We have fully reserved our note receivable of $890,000 from the Biofilm shareholders as there is no assurance that it is collectible. Also see discussion under “Off-Balance Sheet Arrangements”.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2006 was approximately $1.4 million as compared to approximately $7.4 million for the nine months ended September 30, 2005. The decrease in net cash used in investing activities was primarily due to the repayment of loans in the nine months ended September 30, 2005.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2006 was approximately $8.1 million, as compared to approximately $6.5 million for the nine months ended September 30, 2005.

The net cash provided by financing activities for the nine months ended September 30, 2006 principally represents proceeds from the sale of common stock and warrants. In January 2006, we completed a private placement in which we raised gross proceeds of $9.3 million through the sale of 13,335,295 shares of our common stock at a purchase price of $.70 per share, which were sold together with warrants to purchase an additional 13,335,295 shares of our common stock at an exercise price of $1.00.

As partial consideration for the purchase of the pHarlo assets in the July 2005 acquisition, we issued a promissory note in the amount of $1,931,973 to Indian River Labs, L.L.C. (“IRL”). The promissory note bears interest of 3.4% per annum and is payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007. During the nine months ended September 30, 2006 we paid approximately $706,000 under the IRL promissory note.

During the nine months ended September 30, 2006, we were in default of certain of our obligations under the April and July 2004 registration rights agreements.  The Company’s obligation to accrue liquidated damages under these registration rights agreements ceased in April 30 and July 22, 2006, respectively. Through July 22, 2006, the Company has accrued $441,000 in liquidated damages related to these agreements.

Registration Rights Agreements

In connection with the January 2006 private placement, we obtained waivers of all claims for liquidated damages relating to our inability to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the applicable registration rights agreement. We received these waivers from shareholders representing more than a majority of all outstanding securities issued in connection with the September 2005 private placement. In consideration for obtaining the waiver, we repriced the warrants issued to shareholders providing the waiver such that the exercise price of the warrants issued in connection with the September 2005 private placement was reduced from $3.00 to $1.00.  Under the waiver, the date by which the registration statement covering resale of the securities purchased in the September 2005 private placement was required to be declared effective was extended to May 23, 2006.  On April 26, 2006, we filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. This registration statement was declared effective by the SEC on October 31, 2006. As it relates to the September 2005 private placement, we believe that we have used our best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, we believe that is not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that the Company used its best efforts, and the Company either accedes to their assertion or is found to not have used its best efforts, the estimated maximum amount of liquidated damages for which the Company would be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000.

As it relates to the January 2006 private placement, we failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, on November 25, 2006 we are required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 138,859 shares of common stock and warrants to purchase 138,859 shares of common stock.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2006, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose entities; material trading activities in non-exchange traded commodity contracts; or transactions with persons or entities that benefit from their non-independent relationship with us.

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

Contractual Obligations and Commitments

We had the following commitments as of September 30, 2006, which are comprised primarily of a research and development fee contract, consulting and employment contracts, a vendor agreement, notes payable, as well as numerous operating leases:

	(in thousands)
	Payments Due by
	Period	Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Research & development (“R&D”) fees (1)	$75	$75	$—	$—	$—
Consulting agreements	340	90	250	—	—
Employment agreements (2)	1,550	195	1,355	—	—
Vendor agreements	36	5	31	—	—
Operating leases	1,158	92	957	109	—
Note(s) payable	1,207	114	1,085	8	—
Total	4,366	571	3,678	$117	$—

(1)           On January 26, 2006, R&D fees payable under a Patent and Sub-License Agreement with pHarlo IP were amended so that these fees are (i) payable on a quarterly basis within 30 days after the end of each calendar quarter and (ii) are based on gross sales of our Company (or our affiliates) of products using the pHarlo technology. For fiscal year 2006, the R&D Fees must not be less than $150,000 and are capped at $500,000. The R&D Fees have no minimum amounts payable after 2006; however, they are capped at $2,000,000 for 2007, $4,000,000 for 2008, $8,000,000 for 2009 and $10,000,000 for 2010 and beyond. In the second quarter of 2006 we paid, under this agreement, approximately $75,000 of R&D fees related to the revenue generated in the second quarter of 2006 and to the agreement that pHarlo IP was due $75,000 by September 1, 2006.

(2)           In the first quarter of fiscal 2006, we entered into new employment agreements with our current executive management. During the nine months ended September 30, 2006 we terminated several of our existing employment agreements with our former senior and other management personnel. As of September 30, 2006 the revised estimated future minimum annual compensation under these employment agreements, including the new and terminated agreements for 2006, 2007, 2008 and 2009, is approximately $195,100, $707,800, $597,800 and $49,000, respectively.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective. As described in our Quarterly Reports throughout 2005 and 2006 and under Item 9A of Part II in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, we have already instituted and are continuing to implement, corrective actions with respect to the deficiencies in our disclosure controls and procedures.

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

As noted above and under Item 9A of Part II in the our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, there were changes to our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

While every effort will be made to ensure the financial reporting system will adhere to our internal controls, we cannot be certain that additional material weaknesses will not be identified prior to the filing of management’s annual report on internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On May 25, 2006, a civil action captioned James Collins v. Tasker Products Corp. was filed in the Connecticut Superior Court for the Judicial District of Stamford.  In the complaint, Mr. Collins alleges that Tasker breached the employment agreement between him and our company.  Specifically, Mr. Collins alleges that he is due severance compensation pursuant to the employment agreement.  On June 29, 2006, we filed our answer to the complaint.  The answer also alleges numerous counterclaims against Mr. Collins, including a violation of Connecticut’s Uniform Trade Secrets Act, breach of duty of loyalty and various computer related offenses.  We are also presently seeking permission to implead our former President and CEO, Robert P. Appleby, for breach of duty of care, breach of duty of loyalty, and fraud in the inducement related to his entering into the employment agreement with Mr. Collins. The motion is currently pending. The parties have commenced discovery.

On October 13, 2006 an action entitled Tasker Products Corp. f/k/a Tasker Capital Corp. and Tasker Products IP Holdings Corp. v. Michael R. Stettler was commenced in the United States District Court for the District of Connecticut against a former Field Service Technician alleging breach of fiduciary duty, breach of loyalty, violation of the Connecticut Trade Secrets Act, unfair competition, violation of the Connecticut Unfair Trade Practices Act, diversion of corporate opportunities, tortious interference with business expectations, and breach of contract, seeking injunctive relief and damages stemming from the employee's employment by a competitor following his resignation. The defendant has not yet answered the complaint, but has submitted a letter to the company asserting that he has not engaged in any wrongful conduct and has requested that the action against him be dropped.

On October 13, 2006 an action entitled Tasker Products Corp. f/k/a Tasker Capital Corp. and Tasker Products IP Holdings Corp. v. Burt Sookram was commenced in the United States District Court for the District of Connecticut against a former executive, alleging breach of fiduciary duty, breach of loyalty, violation of the Connecticut Trade Secrets Act, unfair competition, violation of the Connecticut Unfair Trade Practices Act, diversion of corporate opportunities, tortious interference with business expectations, and breach of contract, seeking injunctive relief and damages stemming from the former executive's commencement of employment with a competitor while still in the company's employ and from his conduct following his resignation. The defendant has not yet answered the complaint.

Item 1A. Risk Factors

These risk factors could materially affect our business, financial condition or future results.

RISKS RELATED TO OUR BUSINESS

Unless we obtain new financing and/or generate revenue growth in the near future, our liquidity position will become significantly impaired and we could be forced to restructure or discontinue our operations

We are rapidly depleting our cash resources and our ability to continue to operate and grow our business is dependent upon obtaining new financing and/or generating revenue growth from operations. The cost of any new financing may be prohibitive. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to arrange new financing by December 2006, we will not have sufficient cash to support our operations and meet our obligations and we will be forced to consider the further restructuring of our operations, disposition of various assets, seeking of protection from our creditors, or ceasing of operations and liquidation. We anticipate that we will need approximately an additional $3 to $5 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

We have lost money in each fiscal quarter since we changed our business model to the development of products in the oral care, food processing, skin care, water purification and pet industries. We expect future losses and we may never become profitable.

We have incurred losses in our operations in each quarter since we changed our business direction in late 2002. Net loss for the nine months ended September 30, 2006 and the years ended December 31, 2005, December 31, 2004, December 31, 2003 and December 31, 2002 were approximately $42.3 million, $18.3 million, $6.1 million, $607,000 and $761,000, respectively. We expect to continue to incur losses in the short term. We expect operating expense to increase as we work to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability. If we are not able to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

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

•                     a decrease in expected future cash flows; and

•                     a decline in the market price of our common stock

Upon completion of the impairment tests, we recorded non-cash impairment charges to intangible assets and goodwill of $12.2 million and $17.9 million, respectively. Note 8 to our unaudited condensed consolidated financial statements for the period ended September 30, 2006 describes the impairment tests performed and their impact during the second quarter of 2006. There can be no assurance that there will not be impairment charges in subsequent periods as a result of our future periodic impairment reviews. To the extent that future impairment charges occur, they will likely have a material impact on our financial results.

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

As of December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 our management concluded that our disclosure controls and procedures were not effective. We are taking what we believe to be reasonable and appropriate steps to correct these deficiencies. We will also continue to assess the adequacy and appropriateness of these actions and adjust our remediation plan as needed or to reflect changes in our business. However, we cannot be certain when these deficiencies will ultimately be remediated and we expect that we will need a period of time over which to demonstrate that our disclosure controls are functioning appropriately to conclude that we have adequately remediated the deficiencies. Any failure to implement and maintain improvements in our disclosure and internal controls may present a risk of future restatements and disclosure compliance errors and could in turn lead to legal exposure. Any failure to improve these controls to address the identified deficiencies, or any other unidentified deficiencies, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock. This could have a material adverse effect on our business and financial results.

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

Our Unifresh Footbath treats a highly infectious disease known as digital dermatitis that causes lameness, swelling and fever in dairy cows, resulting in a drastic decrease in milk production. Forms of treatment include antibiotic bandaging and topical sprays using Terramycin® (oxytetracycline—an antibiotic) and footbaths using Formalin (a saturated solution of formaldehyde), copper sulfate, Tetracycline (a broad-spectrum antibiotic) or Peracetic Acid (a disinfectant and sanitizer). Unifresh Footbath’s underlying technology, pHarlo technology, uses a highly acidified form of copper sulfate that helps control the bacteria that cause digital dermatitis. Some competing products using copper sulfate include QuickHit, Healthy Foot and HoofPro+ by SSI Corporation; Double-Action™ Hoof Treatment by West Agro, Inc.; and Hoofcare Supercharger manufactured by Marabo.

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

We were unable to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the applicable registration rights agreement. However, in connection with the January 2006 private placement, we obtained waivers of all claims for liquidated damages relating to our inability to have such registration statement declared effective by the specified deadline. Under the waiver, the date by which the registration statement covering resale of the securities purchased in the September 2005 private placement was required to be declared effective was extended to May 23, 2006. On April 26, 2006, we filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. This registration statement was declared effective by the SEC on October 31, 2006. As it relates to the September 2005 private placement, we believe that we have used our best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, we believe that is not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that the Company used its best efforts, and the Company either accedes to their assertion or is found to not have used its best efforts, the estimated maximum amount of liquidated damages for which the Company would be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000.

As it relates to the January 2006 private placement, we failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, on November 25, 2006 we are required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 138,859 shares of common stock and warrants to purchase 138,859 shares of common stock.

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

As of September 30, 2006, approximately 21 million shares of common stock were issuable upon exercise of outstanding stock options with a weighted average exercise price of $0.92 per share, and approximately 21.5 million shares of common stock were issuable upon exercise of outstanding warrants with an exercise price of between $0.01 to $2.00 per share. On April 26, 2006, we filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. This registration statement was declared effective by the SEC on October 31, 2006. The registration rights agreement for the January 2006 private placement requires us to pay liquidated damages in additional common stock and warrants effective November 25, 2006 since we failed to have the registration statement declared effective by October 26, 2006. Consequently, on November 25, 2006 we are required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 138,859 shares of common stock and warrants to purchase 138,859 shares of common stock.As of September 30, 2006, no shares were issuable as liquidated damages under the terms of the January 2006 registration rights agreement.

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

During the three-month period ended September 30, 2006, we granted the following stock options:

•                     On September 28, 2006, stock options to purchase an aggregate of 500,000 shares of common stock, at an exercise price of $0.12 per share, with a contract term of ten years and an immediate vesting, were granted to two new members of the board of directors.

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

TASKER PRODUCTS CORP.

Date: November 14, 2006	By:	/s/ Stathis Kouninis
Stathis Kouninis
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certifications by Principal Executive Officer
32.2	Section 1350 Certifications by Principal Financial Officer