Form 10-K
period 2006-12-31
TASKER PRODUCTS CORP
filed 2007-04-02
CIK 1084557

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission file number 00-32019

TASKER PRODUCTS CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-0426048
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

39 Old Ridgebury Road, Danbury, CT 06810
(Address of principal executive offices) (Zip Code)
203-730-4350
(Registrant’s telephone number)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par value $0.001 Per Share
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant’s common stock on June 30, 2006 was $42,104,240 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.

There were 108,339,957 shares of common stock, of the registrant outstanding as of March 19, 2007.
Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2006, a definitive proxy statement for our annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

Forward-Looking Statements

Because we want to provide you with meaningful and useful information, this annual report contains certain forward-looking statements that reflect our current expectations regarding our future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth under “Risk Factors,” which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date this annual report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

Trademarks

The Tasker name and logo and the names of products offered by us are trademarks, registered trademarks, service marks or registered service marks of Tasker. All other trademarks and service marks appearing in this annual report are the property of their respective holders.

As used herein, Tasker™, Unifresh®, Tasker Pacific Blue™, Close Call™ and Breath Rephresh™ are trademarks of Tasker Products Corp.

PART I

As used in this annual report on Form 10-K, “we,” “us,” “our,” “Tasker” and “our company” refer to Tasker Products Corp. and our subsidiaries, unless the context otherwise requires.

ITEM 1.	BUSINESS

Overview

We manufacture, distribute and market a variety of products using a process we refer to as “pHarlo technology.” These products are covered by one or more patents, or base patents, and manufactured using the pHarlo technology, which is covered by those patents. The pHarlo technology utilizes a safe solution, which we call the pHarlo concentrate, and is a solution whose components have been accepted as Generally Recognized as Safe by the U.S. Food and Drug Administration, or FDA. This safe solution enables copper sulfate, a compound with bacteriostatic properties, i.e., the ability to inhibit bacteria growth, to remain active throughout a wide range of pH values, or measurements of acidity or alkalinity in a solution. A Generally Recognized as Safe designation for our solution allows it to be added to food and is considered by experts to be safe for human consumption and, therefore, exempt from the usual Federal Food, Drug and Cosmetic Act food additive tolerance requirements.

As a result of the 2005 Acquisition described below, we now own the utility patent applications and provisional patent applications associated with the pHarlo technology in our fields of use, and have entered into a sub-license agreement for the base patents associated with the pHarlo technology.

We currently market:

•	Unifresh Footbath, a grooming aid for dairy cows;

•	Tasker Pacific Blue Seafood Wash, a product used in commercial and retail seafood processing to extend shelf life and reduce or eliminate odors; and

•
Tasker Blue, an antimicrobial aid to be used in the scalder process of poultry processing, which is a method of loosening feathers so that they can be picked and removed mechanically, and the post-feather picker process, which is the method used in chicken processing that receives chickens immediately after the scalder and mechanically removes feathers.

Subsequent to December 31, 2006, we began the in-plant testing of an application for use in the On-Line Reprocessor, the final spray wash, section and received authorization to proceed with in-plant tests for an application in the Chiller, or cold water submersion, section in an effort to receive consent from the United States Department of Agriculture (“USDA”) to market these applications to poultry processors for commercial use. We are also in the process of conducting tests of the pHarlo technology in other pre-harvest, or on-farm, and post-harvest, or food processing, applications.

We have incurred losses from operations in each quarter since we changed our business direction in late 2002. Our net losses for the years ended December 31, 2006, 2005 and 2004 were approximately $62,943,000, $18,269,000, and $6,072,000, respectively. We expect to continue to incur losses for at leastthe next twelve months. We anticipate operating expenses will increase as we attempt to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability. If we are not able to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

Based upon our projections of future revenues from our products and cash on hand, including cash of $4.9 million received from the sale of our 10% Secured Convertible Bridge Notes (the “Convertible Bridge Notes”) in December 2006 and the first quarter of 2007, we will not have adequate working capital to fund our operations during the next twelve months. Our ability to continue to operate and grow our business is dependent upon obtaining additional financing and/or generating revenue growth from operations. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to obtain new financing and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our operations and meet our obligations. We anticipate that we will need approximately an additional $4 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

We are incorporated in Nevada and were first organized to explore and develop minerals in 1999. In late 2002, we began our current operations with the pHarlo technology. On June 28, 2006, we amended our articles of incorporation to change our name to Tasker Products Corp. Our headquarters are located at 39 Old Ridgebury Road, Danbury, Connecticut 06810. Our telephone number is (203) 730-4350. Our website can be visited at www.taskerproducts.com. Information contained on our website is not part of this annual report.

Changes in Management and the Board of Directors

In March 2007, Greg Osborn was appointed as a Director and Chairman of our company. Also, in March 2007, Leon Frenkel was appointed as a Director of our company.

In February 2007, Joseph Carfora was appointed as a Director of our company.

In January 2007, Peter O'Gorman, was appointed as a Director and a member of the Compensation Committee of our company.

In December 2006, Lanny Dacus was appointed President of our company and on December 14, 2006, Mr. Dacus was appointed as Chief Executive Officer and a Director of our company following the resignation of Richard D. Falcone. Also, in December 2006, Frederick Ledlow was appointed as a Director, a member of the Audit Committee and the Chairman of the Compensation Committee of our company. James Manfredonia resigned as a Director and a member of the Compensation Committee of our company in December 2006. Mr. Manfredonia held these positions since September 2006.

In September 2006, Albert Canosa resigned as a Director, Chairman of the Audit Committee and a member of the Compensation Committee of our company. Mr. Canosa held these positions since May 2006. Also, in September 2006,Steven Zavagli, resigned as a Director and a member of the Compensation Committee of our company. Mr. Zavagli held these positions since February 2005.

In August 2006, James Burns resigned as Executive Vice President - Business Development and as a Director of our company. Mr. Burns held these positions since April 2004.

In May 2006, William Miller was appointed as a Director of our company and a member of the Audit Committee and Compensation Committee. In September 2006 Mr. Miller was appointed Chairman of the Audit Committee. In May 2006, Gordon Davis resigned as a Director of our company and Chairman of the Board of Directors. Mr. Davis held these positions since February 2006.

In February 2006, Stathis Kouninis was appointed Chief Financial Officer of our company following the resignation of Robert Jenkins.

2005 Acquisition

In July 2005, we acquired certain assets of pHarlo Citrus Technologies, Indian River Labs, LLC, pHarlo Citrus Properties Partnership, LLLP, and Coast to Coast Laboratories, LLC, and now own the utility patent applications and provisional patent applications associated with the pHarlo technology in our fields of use. In this annual report, we refer to these four entities as the “Selling Entities” and to this acquisition as the “2005 Acquisition.” In connection with the 2005 Acquisition, we also entered into a sub-license agreement for the base patents associated with the pHarlo technology.

Financings

To fund our operations, we completed three financings in 2004. In April 2004, we sold $800,000 of 7% debentures, convertible into common stock at $0.05 per share; warrants to purchase 8,000,000 shares of common stock at $0.10 per share (modified to $0.05 per share in September 2004 and $0.01 per share in May 2005), which expire five years from the date of issuance and warrants to purchase 8,000,0000 shares of common stock at $0.20 per share (modified to $0.05 per share in September 2004 and $0.01 per share in May 2005) which expire five years from the date of issuance. In July 2004, we completed a private placement of $1,647,674 of convertible debentures with an original discount of 16%, which were convertible into 8,238,370 common shares at $0.20 per share, and warrants to purchase 3,461,500 of its common shares at $0.25 per share (modified to $0.05 per share in September 2004 and $0.01 per share in May 2005), which expire five years from the date of issuance. In December 2004, we completed the private placement of 9,406,250 shares of our common stock with several accredited investors for an aggregate purchase price of $15,050,000. Emerging Growth Equities Ltd. served as placement agent and received a cash payment of 6% of the funds raised in the offering and a warrant to purchase 562,500 of our common shares exercisable at $2.00 per common share, which expires three years from issuance.

In September 2005, we raised an additional $6,484,599 through the sale of 2,947,545 shares of our common stock, to a group of accredited investors, at a purchase price of $2.20 per share. As part of this private placement the investors also received warrants exercisable for 1,473,679 of our common stock at an exercise price of $3.00 per share (modified to $1.00 per share in January 2006). The warrants expire five years from the date of issuance.

In January 2006, we sold 13,335,925 units consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.00 per share for $0.70 per unit. The gross proceeds to us at the closing of this private placement, exclusive of the exercise price of the warrants, were $9,335,148. The warrants expire five years from the date of issuance. Emerging Growth Equities, Ltd. served as placement agent for the transaction. As compensation for serving as placement agent, Emerging Growth Equities, Ltd. received a cash payment equal to 6% of the gross proceeds from the private placement, and also received a warrant exercisable for 800,155 shares of our common stock at an exercise price of $1.00 per share. The warrant is exercisable immediately and has a term of five years.

Between December 2006 and March 2007, we raised gross proceeds of $4,999,000 from the issuance of our Convertible Bridge Notes, which are convertible into an aggregate of 68,951,724 shares of our common stock at a conversion price of $0.0725 per share, subject to adjustment. As an inducement for the investors to purchase the Convertible Bridge Notes, we also issued to these investors warrants, which entitle them to purchase an aggregate of 27,772,222 shares of our common stock, at an exercise price of $0.09 per share. As compensation for serving as placement agent, the placement agent received cash of approximately $499,900 and seven-year warrants to purchase an aggregate of 6,757,241 shares of our common stock at an exercise price of $0.0725 per share. These warrants contain a "cashless exercise" option.

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

Poultry Processing Products

In August 2005, we began the in-plant commercial verification process for USDA approval to use the pHarlo technology in the scalder process of poultry processing. The first in-plant commercial verification test was completed in October 2005, and submitted to the USDA shortly thereafter. On February 6, 2006, we received a letter from the Food Safety and Inspection Service (“FSIS”) of the USDA consenting to the continuation of in-plant trials of our Scalder application at the facility in Athens, Georgia, as well as two additional poultry processors. The trial involved the application of the pHarlo technology as an antimicrobial in the scalder and post-feather picker processes. In August 2006 we received a Letter of No Objections from the USDA indicating that it had no objections to the use of our product as an antimicrobial processing aid in poultry Scalder and, in December 2006, we received a similar letter from the USDA to use our product in the Picker and New York Dressed Cabinet. Subsequent to December 31, 2006, we submitted protocols to be used in the testing of an application for use in the On-Line Reprocessor (“OLR”) and Chiller sections. We received the FSIS’s consent to proceed with in-plant testing of these applications. Tests of the company’s OLR application are currently in process at one plant and tests of its Chiller application are scheduled to begin shortly. Upon the successful completion of these tests, the company will have applications in six of the seven intervention points of poultry processing.

Seafood Processing Products

We recently began marketing the pHarlo technology for use in pathogen reduction, or a process by which certain bacteria that cause disease or illness are reduced in number or eliminated, and the shelf life of seafood is extended. Our product, Tasker Pacific Blue Seafood Wash, has been tested at the North Carolina State Center for Marine Science & Technology, Virginia Tech University and Mississippi State University on shrimp, mahi mahi, salmon, flounder, scallops and catfish. The results of these studies indicated that the pHarlo technology could possibly double the shelf life on catfish filets and significantly increase the shelf life of scallops. No federal agency approvals are required for the marketing of this product.

In the processing of fish and seafood species, water is used in the process at many points after harvesting. Therefore, the use of dip tanks and sprays of chilled water are normal and common. The addition of the Tasker Pacific Blue Seafood Wash to these wash waters is an easy adaptation of existing process equipment. Our seafood application is currently in trial testing by a seafood company located in the southeast and in several supermarkets in the northeast.

Close Call

Until March 2007, we marketed Close Call™ as an oral hygiene breath drink that eliminates odors from tobacco, garlic, onion and alcohol. The FDA requires companies making structure or function claims relating to a dietary supplement product, such as Close Call, to “certify that the firm has substantiation that the claim is truthful and not misleading.” While the FDA does not require any presentation of this support, it does require a notice of dietary supplement ingredients and claims. We believe that our Close Call product could be marketed more efficiently by a company either already established in the industry or with more commercial resources. Therefore, we are actively seeking to license and/or sell the Close Call brand or derivative applications.

Government Approvals and Regulations

All of the ingredients used to produce the pHarlo concentrate are acknowledged as Generally Recognized as Safe (“GRAS”) by the FDA. Therefore, we believe that our current line of products that utilize the pHarlo concentrate, including the intended uses of these products, do not require further approval by the FDA. These ingredients are already in wide use in the food industry and are readily available. The unique combination of these ingredients and the preparation process of the pHarlo formula are protected under two U.S. patents and are covered in several pending patent applications in the U.S. and elsewhere. The use of the pHarlo technology in food processing, with the exception of meat and poultry, has been approved by the FDA in letters addressed to us, dated February 18, 2004 and March 24, 2005.

The use of the pHarlo technology in meat and poultry food processing applications requires the approval of the USDA. The Food Safety and Inspection Services agency of the USDA shares the responsibility for reviewing antimicrobials for use on meat, poultry and egg products. The FSIS has the authority to determine whether or not new substances and uses of previously approved substances are suitable for use. In February of 2005, we submitted reports and laboratory data to the FSIS, requesting approval as an anti-microbial processing aide for poultry Scalders. The FSIS directed us to prepare a proper protocol and conduct an in-plant trial to prove the safety and effectiveness of the anti-microbial. The first in-plant commercial verification test was completed in October 2005. In January 2006, the FSIS indicated that the data from the in-plant trial was sufficient to support additional trials. These additional trials were completed, and the final report was submitted to the FSIS in June of this year. In August 2006 we received a Letter of No Objections from the USDA indicating that it had no objections to the use of our product as an antimicrobial processing aid in poultry Scalder and, in December 2006, we received a similar letter from the USDA to use our product in the Picker and New York Dressed Cabinet. Subsequent to December 31, 2006, we submitted protocols to be used in the testing of an application for use in the On-Line Reprocessor (“OLR”) and Chiller sections. We received the FSIS’s consent to proceed with in-plant testing of these applications. Tests of the company’s OLR application are currently in process at one plant and tests of its Chiller application are scheduled to begin shortly. Upon the successful completion of these tests, the company will have applications in six of the seven intervention points of poultry processing.

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

Strategic Relationships

In 2004, we entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC, or Wynn Starr. Under the terms of this agreement, as amended through January 23, 2007, we have granted Wynn Starr the exclusive worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. In return for this license, Wynn Starr will purchase licensed products from us and will share up to 25% of the net sale price per gallon sold, based on different increments of achieved net sale prices. The Amendment also includes other target performance criteria such that, if met by Wynn Starr, we will issue to Wynn Starr a warrant to purchase up to 1,300,000 shares of our common stock with an exercise price based upon the closing price of our common stock on the date of the January 23, 2007 amendment. Steven B. Zavagli, a former member of our board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

As a result of the 2005 Acquisition, we now own the tangible assets used in the manufacturing process for the pHarlo concentrate. The pHarlo concentrate is based upon both the patent applications that we purchased in the acquisition, as well as on the base patents associated with the pHarlo technology. We have entered into an exclusive worldwide license, the Sub-License Agreement, with pHarlo IP, LLC, the exclusive licensee of the base patents, to exploit the base patents in our fields of use. Pursuant to the Sub-License Agreement, we also granted pHarlo IP an exclusive royalty-free worldwide right and license to import, export, make, manufacture, use and sell any inventions outside of our fields of use that were disclosed and claimed in the patent applications that we purchased in the acquisition. The terms of the Sub-License Agreement are more fully discussed under the caption “Intellectual Property Rights.”

Distribution Channels

We expect to sell our products through distributors, strategic intermediaries (such as Wynn Starr) and directly to commercial end-users. The choice of distribution channel will vary by product and will be decided by our management according to our strategic objectives.

Competition

Some or all of the products we intend to market may be in industries in which competition is intense. Our current product lines include applications in the poultry processing, dairy, seafood and oral hygiene industry, for which there are varying intensities of competition. We believe that the pHarlo technology will provide us with an advantage over our competition.

Unifresh Footbath

Our Unifresh Footbath treats a highly infectious disease known as digital dermatitis that causes lameness, swelling and fever in dairy cows, resulting in a drastic decrease in milk production. Forms of treatment include antibiotic bandaging and topical sprays using Terramycin® (oxytetracycline - an antibiotic) and footbaths using Formalin (a saturated solution of formaldehyde), copper sulfate, Tetracycline (a broad-spectrum antibiotic) or Peracetic Acid (a disinfectant and sanitizer). Unifresh Footbath’s underlying technology, pHarlo, uses a highly acidified form of copper sulfate that helps control the bacteria that cause digital dermatitis, as compared to competing copper sulfate products that are non-ionized. Some competing products using copper sulfate include QuickHit, Healthy Foot and HoofPro+ by SSI Corporation; Double-Action™ Hoof Treatment by West Agro, Inc.; and Hoofcare Supercharger manufactured by Marabo.

Poultry Processing

Currently, there is little competition for bacterial inhibitors in the Scalder section of poultry processing; however, there are varying number of competing products for use in the OLR and Chiller sections. In the Chiller section, manufacturers of sodium hydrochloride or sodium hypochlorite, chemical compound solutions frequently used as disinfectants and bleaching agents, represent the dominant competition. We believe that our product presents a healthier, yet more effective, alternative to the use of sodium hydrochloride and sodium hypochlorite. We further believe that, because the poultry processing industry is a very large industry, our presence in that market will attract other products designed to reduce or eliminate bacteria. We believe that the effectiveness of the pHarlo technology and its competitive pricing will enable us to successfully compete against existing and future competitive products in the poultry processing industry.

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

Dependence on Certain Customers

For the year ended December 31, 2005 there was no single customer that accounted for 10% or more of our consolidated revenue. For the year ended December 31, 2006 one customer accounted for 27%, another customer accounted for 14% and another customer accounted for 11% of our consolidated revenue.

Intellectual Property Rights

Patents

Pursuant to the 2005 Acquisition, we acquired the rights to the following utility patent applications, which applications included both United States applications and PCT applications, or patent applications filed under the Patent Cooperation Treaty, which allows us at a future date to file patent applications in a number of foreign countries or national phase filings, and included two United States Provisional Applications (the “Transferred Patents”):

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

In addition to the utility patent applications and provisional patent applications described above, we also recently filed in the United States Patent and Trademark Office two new provisional patent applications covering aspects of our technology and a continuation patent application based on a previously filed utility patent application. According to United States patent law, the term of issued patents are 20 years from the earliest date on which the corresponding application was filed in the United States Patent and Trademark Office. The United States Patent and Trademark Office has issued one of our patent applications as U.S. Patent No. 7,192,618 on March 20, 2007. Additionally, we have made national phase filings for four of our patent applications in Europe and Mexico and for two of our patent applications in China, and plan to continue to make certain national phase filings with respect to our pending PCT patent applications.

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

Subject to certain conditions, we may obtain a 10% equity ownership interest in Phitex Ltd. LLLP, the direct one hundred percent owner of pHarlo IP, the sole and exclusive licensee of the base patents. In the event we elect not to exercise this Right of First Refusal for rights to the base patents outside the Fields of Use, as an equity owner we would share in the monetary benefits derived by Phitex from any transaction between pHarlo IP and an unaffiliated third party pursuant to which that third party acquires rights to exploit the base patents outside the Fields of Use. Prior to the issuance of the Phitex equity interests, (i) the prospectus that forms part of the registration statement covering the resale of the shares acquired by the Selling Entities in the 2005 Acquisition must be amended or supplemented so that the Selling Entities can sell such shares for a period of 60 consecutive days; (ii) we must be in compliance with all of our obligations under the Asset Purchase Agreement forming part of the transaction documents for the 2005 Acquisition (subject to certain exceptions) and (iii) we must enter into a lock-up and repurchase right agreement relating to our Phitex equity interests. Under the lock-up and repurchase right agreement, Phitex will retain the right to repurchase our equity interests for a nominal amount upon a change of control of our company.

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

Prior to the 2005 Acquisition, on December 7, 2004, we entered into a Settlement Agreement and General Release pursuant to which we effectively purchased the exclusive rights of first refusal to applications of the pHarlo technology from Richard J. Kirby, a developer who had previously purchased the rights on July 19, 2002. Under the terms of the settlement agreement, Mr. Kirby assigned and granted all his rights, titles and interests in his license agreements with pHarlo Citrus Technologies to us for which we agreed to pay Mr. Kirby a fee of one-half of one percent (0.5%) of net revenues generated from products using the pHarlo technology, in an amount not to exceed $400,000 in any one calendar year. On January 2006, we amended the Settlement Agreement and General Release. Under this amendment, sixty-five percent of half of one percent, or 0.325% of the fee, not to exceed $260,000 in any one calendar year, were to be paid to Mr. Kirby and the remaining thirty-five percent of one and one-half percent or 0.175% of the fee, not to exceed $140,000 in any one calendar year were to be paid to Mr. Tri Van To. As of December 31, 2006 , under this agreement, we had paid fees to Mr. Kirby and Mr. To of approximately $76,000 and $8,000, respectively, in excess of the of the amounts earned under the agreement. In February 2007, Mr. Kirby agreed to forego any future fees in exchange for the forgiveness of any excess fees to date amounts and a lump sum payment of $95,000. The agreement, related to Mr. To, continues until the termination or expiration of pHarlo Citrus Technologies’ patent to the licensed technology.

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

The amendment restructures the R&D Fees so that they are (i) payable on a quarterly basis within 30 days after the end of each calendar quarter and (ii) are based on gross sales of our company (or our affiliates) of products using the pHarlo technology. For fiscal year 2006, the R&D Fees must not be less than $150,000 and are capped at $500,000. In 2006 we paid pHarlo IP $150,000. There is no other minimum R&D Fees payable after 2006, although R&D Fees for all subsequent years are capped at specified rates.

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

We currently market a grooming aid that helps clean and disinfect the hooves of dairy cows, under the trademark Unifresh. We have filed trademark applications for the mark Unifresh in the United States and in Australia, Canada, China, France, Mexico and New Zealand. On February 14, 2006, the United States Patent and Trademark Office issued us trademark registration Serial No. 3,058,912 for our trademark Unifresh in the United States. We have additionally, received registrations for the mark Unifresh in Australia, France and New Zealand.

We also recently began marketing a product for pathogen reduction, extending the shelf life of certain seafood products and reducing odors under the trademark Tasker Pacific Blue. We have filed a trademark application for the mark Tasker Pacific Blue in the United States Patent and Trademark Office as well as in Argentina, Brazil, Canada, Chile, Mexico and Peru.

Our oral hygiene breath drink that eliminates odors from tobacco, garlic, onion and alcohol is currently being marketed under the trademark Close Call. We have filed trademark applications for the mark Close Call in the United States and in Canada, China and Mexico. On May 16, 2006, the United States Patent and Trademark Office issued us trademark registration Serial No. 3,093,254 for our trademark Close Call in the United States for our oral hygiene breath drink. On December 12, 2006, the United States Patent and Trademark Office issued us trademark registration Serial No. 3,184,240 for our trademark Close Call in the United States for our breath freshener product. We have also filed a number of applications in the United States, China and Mexico to register the mark Close Call for use in conjunction with the marketing of other types of products. We have received notices of allowance from the United States Patent and Trademark Office on September 27, 2005 with respect to three of these applications, on May 16, 2006 with respect to three of these applications, and on October 30, 2006 with respect to two of these applications. Three of our trademark applications in Mexico for the mark Close Call issued as registrations on December 9, 2005.

We have also filed trademark applications in the United States for Tasker and a number of other trademarks that we intend to use in conjunction with the marketing of future products. These trademark applications were filed as intent to use, or ITU, applications. Two of these applications were allowed by the United States Patent and Trademark Office and the others are pending.

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

Product Development

Research and development of new products using the pHarlo technology, as well as other products, are continually under development. Our efforts in this area are focused on the product applications to which we currently have rights of use. It is our intention to develop and market commercially viable applications for this technology within its product ranges. We spent approximately $1,803,000, $3,356,000 and $1,375,000 on product development costs for the years ended December 31, 2006, 2005, and 2004, respectively.

Employees

At March 19, 2007, we had 33 full-time employees, 16 of whom are in sales & marketing, 6 of whom are in research and development, 7 of whom are in warehousing and production and 4 of whom are in finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that employee relationships are good. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and managerial personnel.

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

We make available free of charge on or through our Internet website at www.taskerproducts.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Our Code of Business Conduct and Ethics is available on our Internet site at www.taskerproducts.com or may be obtained, free of charge, by writing to the Secretary, Tasker Products Corp., 39 Old Ridgebury Road, Danbury, CT 06810.

ITEM 1A.	RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS

Unless we obtain new financing and/or generate revenue growth in the near future, our liquidity position will become significantly impaired

After taking into consideration the $4.9 million received between December 2006 and March 2007 from the sale of our Convertible Bridge Notes, and future revenues we expect to receive from the sale of our products, we will not have adequate working capital to fund our operations during the next twelve months. Our ability to continue to operate and grow our business is dependent upon obtaining additional financing and/or generating revenue growth from operations. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to obtain new financing and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our operations and meet our obligations. We anticipate that we will need approximately an additional $4 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity.
.
We have lost money in each fiscal quarter since we changed our business model to the development of products in the oral care, food processing, skin care, water purification and pet industries. We expect future losses and we may never become profitable.

We have incurred losses from operations in each quarter since we changed our business direction in late 2002. Our net losses for the years ended December 31, 2006, 2005 and 2004 were approximately $62,943,000, $18,269,000, and $6,072,000, respectively. We expect to continue to incur losses for at least the next twelve months. We anticipate operating expenses will increase as we attempt to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability. If we are not able to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in the consolidated financial statements, we have incurred negative cash flow from operations and net losses since inception and have a working capital deficiency. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

To the extent that future impairment charges occur, they will likely have a material impact on our financial results.

In the second quarter of 2006, we tested for impairment of our intangible assets and our goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142), respectively. Our testing was triggered by the following events and circumstances that constitute impairment indicators under the literature:

•	a preliminary expectation that third and fourth quarter 2006 originally projected revenues will not be attained;

•	a decrease in expected future cash flows; and

•	a decline in the market price of our common stock

Upon completion of the impairment tests during the second quarter of 2006, we recorded non-cash impairment charges to intangible assets and goodwill of $12.2 million and $17.9 million, respectively.

Also in the fourth quarter of 2006, we tested for impairment of our intangible assets and our goodwill. Our goodwill review was performed as part of our annual goodwill impairment review. Upon completion of the impairment tests, we recorded non-cash impairment charges to goodwill of $13.9 million. There was no impairment of our intangible assets.

Note 5 to our audited consolidated financial statements for the year ended December 31, 2006 describes the impairment tests performed and their impact during the second and fourth quarter of 2006. There can be no assurance that there will not be impairment charges in subsequent periods as a result of our future periodic impairment reviews. To the extent that future impairment charges occur, they will likely have a material impact on our financial results.

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

Since inception, we have suffered recurring losses and net cash outflows from operations. We expect to continue to incur substantial losses to complete the development of our business. We have a limited operating history upon which investors may evaluate our likely future performance.

We recently completed a significant acquisition of certain assets of pHarlo Citrus Technologies, Inc. and other related entities. We cannot guarantee that we will be able to manage these new assets profitably.

On July 15, 2005, we purchased certain assets of pHarlo Citrus Technologies, Inc., Indian River Labs, LLC, pHarlo Citrus Properties Partnership, LLLP and Coast to Coast Laboratories, LLC, which four entities are referred to in this annual report as the "Selling Entities." This acquisition, or our 2005 Acquisition, represented a highly significant event for our company. Prior to the acquisition, we licensed the use of certain patent applications covering various uses for the pHarlo technology and improvements from the Selling Entities and also purchased the pHarlo concentrate, a concentrate made using the pHarlo technology from Indian River Labs. As a result of the 2005 Acquisition and the purchase of all of the working assets of Indian River Labs, we now control various uses of pHarlo technology in the manufacturing process for the pHarlo concentrate. Our business, financial condition and results of operations could suffer materially if we fail to successfully manage these assets and the manufacturing process.

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

As of December 31, 2005, and December 31, 2006, our management concluded that our disclosure controls and procedures were not effective. We continue taking what we believe to be reasonable and appropriate steps to correct these deficiencies. We will also continue to assess the adequacy and appropriateness of these actions and adjust our remediation plan as needed or to reflect changes in our business. However, we cannot be certain when these deficiencies will ultimately be remediated and we expect that we will need a period of time over which to demonstrate that our disclosure controls are functioning appropriately to conclude that we have adequately remediated the deficiencies. Any failure to implement and maintain improvements in our disclosure and internal controls may present a risk of future restatements and disclosure compliance errors and could in turn lead to legal exposure. Any failure to improve these controls to address the identified deficiencies, or any other unidentified deficiencies, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock. This could have a material adverse effect on our business and financial results.

We have limited experience in the marketing of our products and may not be able to market them successfully.

We currently market Unifresh® Footbath, a grooming aid that helps clean and disinfect the hooves of dairy cows, and Tasker Pacific Blue™ Seafood Wash, a product used in commercial and retail seafood processing to extend shelf life. Shelf life extension is the act of increasing the length of the time a product can spend during processing, distribution and retail before becoming unacceptable for consumption. We also began marketing Tasker Blue Poultry Wash, an antimicrobial processing aid in poultry scalders and picker rails.

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

The ingredients that we use to produce the pHarlo concentrate are approved as Generally Recognized as Safe by the FDA. Therefore, we believe that our current line of products that utilize the pHarlo concentrate; including the intended uses of these products, do not require further approval by the FDA. However, we may develop or acquire future products that use ingredients that will need to be approved by the FDA, or we may alter the intended uses of our current product, such that those products require additional FDA approval(s). There can be no assurance that FDA approval, if necessary, will be obtained.

The use of our pHarlo technology in the meat and poultry food processing applications requires the approval of the USDA. In August 2006 we received a Letter of No Objections from the USDA indicating that it had no objections to the use of our product as an antimicrobial processing aid in poultry Scalder and, in December 2006, we received a similar letter from the USDA to use our product in the Picker and New York Dressed Cabinet. Subsequent to December 31, 2006, we submitted protocols to be used in the testing of an application for use in the On-Line Reprocessor (“OLR”) and Chiller sections. We received the FSIS’s consent to proceed with in-plant testing of these applications. Tests of the company’s OLR application are currently in process at one plant and tests of its Chiller application are scheduled to begin shortly. Upon the successful completion of these tests, the company will have applications in six of the seven intervention points of poultry processing. We have begun the commercialization phase of this application of the pHarlo technology. There can be no assurance that we will successfully complete the commercial verification process. If we do not successfully complete the commercial verification process, this may have a material adverse effect on our business plan.

In addition to the poultry processing industry, we are currently marketing the pHarlo technology for use in seafood processing. There can be no assurance that the products will obtain all necessary approvals, or, if granted, that the approvals will not include significant limitations on the indicated uses for which the products may be marketed or other restrictions or requirements that may reduce the value of the products.

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

Our Unifresh Footbath treats a highly infectious disease known as digital dermatitis that causes lameness, swelling and fever in dairy cows, resulting in a drastic decrease in milk production. Forms of treatment include antibiotic bandaging and topical sprays using Terramycin® (oxytetracycline - an antibiotic) and footbaths using Formalin (a saturated solution of formaldehyde), copper sulfate, Tetracycline (a broad-spectrum antibiotic) or Peracetic Acid (a disinfectant and sanitizer). Unifresh Footbath’s underlying technology, pHarlo technology, uses a highly acidified form of copper sulfate that helps control the bacteria that cause digital dermatitis. Some competing products using copper sulfate include QuickHit, Healthy Foot and HoofPro+ by SSI Corporation; Double-Action™ Hoof Treatment by West Agro, Inc.; and Hoofcare Supercharger manufactured by Marabo.

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

Currently, our seafood application product, Pacific Blue™, is the only treatment in the market that eliminates odors on seafood by reducing the bacteria that causes spoilage. When and if the market for Pacific Blue™ develops, additional products created by competitors may enter the market and compete.

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

Registration statements with respect to the April 2004, July 2004 and December 2004 private placements were filed and declared effective in a timely manner. However, on June 14, 2006, we notified the holders of securities acquired in these private placements that the prospectuses contained within these registration statements contained financial and other information that was not current and that, as a result, such prospectuses could not be used to offer and sell such securities. Our obligation to accrue liquidated damages under these registration rights agreements ceased in April 30 and July 22, 2006, respectively. For the period through July 22, 2006, we have accrued $442,000 in liquidated damages related to these agreements.

We were unable to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the applicable registration rights agreement. However, in connection with the January 2006 private placement, we obtained waivers of all claims for liquidated damages relating to our inability to have such registration statement declared effective by the specified deadline. Under the waiver, the date by which the registration statement covering resale of the securities purchased in the September 2005 private placement was required to be declared effective was extended to May 23, 2006. On April 26, 2006, we filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. We believe, that as it relates to the September 2005 private placement, we have used our best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, we believe that we are not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that our best efforts were used, and we either accede to their assertion or are found to not have used our best efforts, the estimated maximum amount of liquidated damages for which we would be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000. Also, as it relates to the January 2006 private placement, we, despite using our best efforts, failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006 we are required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 133,359 shares of common stock and warrants to purchase 133,359 shares of common stock.

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

As of December 31, 2006, approximately 19.1 million shares of common stock were issuable upon exercise of outstanding stock options with a weighted average exercise price of $0.63 per share, and approximately 36.8 million shares of common stock were issuable upon exercise of outstanding warrants with an exercise price of between $0.25 to $2.00 per share. In addition, the registration rights agreement for the January 2006 private placement requires us to pay liquidated damages in additional common stock and warrants. As of December 31, 2006, 133,359 shares and 133,359 warrants are issuable as liquidated damages under the terms of the January 2006 registration rights agreement. Substantially all of the shares underlying these options and warrants have been or would be registered for resale, and none of them are subject to any contractual restrictions on resale. Also, as of March 2007, an additional 42,468,966 shares of common stock at a conversion price of $0.0725 per share and warrants to purchase 17,105,556 shares of common stock with an exercise price of $0.09 per share are issuable in conjunction with the additional Convertible Bridge Notes we sold between January 2007 and March 2007. Also in relation to these notes an additional 4,246,897 shares of common stock at an exercise price of $0.0725 per share are issuable to the placement agent. Future sales of any of these shares, or the anticipation of such sales, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through an offering of equity securities. Further, any issuance of a substantial number of these shares would dilute the ownership interest of existing stockholders and could result in increased volatility in the price of our common stock.

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

•	Shares traded on the OTC Bulletin Board generally are quoted with greater spreads between bid and asked and may be more expensive to buy or sell.

•	Because bulletin board stocks are usually not followed by analysts, there may be lower trading volume than for Nasdaq-listed securities.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved written comments from the staff of the SEC regarding our periodic or current reports received not less than 180 days before the end of our fiscal year to which this Form 10-K relates.

ITEM 2.	PROPERTIES

We currently lease approximately 9,000 square feet of office space at our corporate headquarters in Danbury, Connecticut under a lease that expires in April 2010. We also occupy approximately 27,000 square feet of manufacturing, warehouse and office space under a lease in Conroe, Texas that expires in September 2009.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in certain legal proceedings and we are subject to certain lawsuits, claims and regulations in the ordinary course of our business. Although the ultimate effect of these matters is often difficult to predict, we believe that their resolution will not have a material adverse effect on our financial statements.

The following is a list of our litigation matters:

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

On January 5, 2006, a civil action captioned Robert L. Mandell, D.M.D., and Anthony M. Boschetti, D.M.D. v. Tasker Products Corp., Arthur P. Bergeron and Richard J. Kirby was filed in the Middlesex Superior Court in Massachusetts. In the complaint, the plaintiffs allege that we, our former President, Mr. Bergeron, and our alleged former agent, Mr. Kirby, breached an agreement to pay for a study regarding our Breath Rephresh™ product, a mouthwash predecessor to Close Call. The plaintiffs seek recovery of $100,000 in connection with the breach of contract claim. In March 2007, we reached an agreement in principle to resolve this matter by the payment of $40,000 and the issuance of a warrant for the purchase of 50,000 shares of our common stock at an exercise price of $0.15 per share.

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

On May 25, 2006, a civil action captioned James Collins v. Tasker Products Corp. was filed in the Connecticut Superior Court for the Judicial District of Stamford. In the complaint, Mr. Collins alleges that Tasker breached the employment agreement between him and our company. Specifically, Mr. Collins alleges that he is due severance compensation pursuant to the employment agreement. On June 29, 2006, we filed our answer to the complaint. The answer also alleges numerous counterclaims against Mr. Collins, including a violation of Connecticut’s Uniform Trade Secrets Act, breach of duty of loyalty and various computer related offenses. We were also seeking permission to implead our former President and CEO, Robert P. Appleby, for breach of duty of care, breach of duty of loyalty, and fraud in the inducement related to his entering into the employment agreement with Mr. Collins. In February 2007, we entered into a settlement agreement in connection with this civil action. The settlement agreement provides for among other things (i) payment to Collins of $400,000 in cash, of which $150,000 was paid on February 20, 2007 and $250,000 is payable within 90 days after February 16, 2007 (the "Second Payment"), (ii) acceleration of previously granted stock options exercisable for 1,000,000 shares of common stock granted to Collins to the extent that they have not already vested, which stock options expire 90 days from February 16, 2007, (iii) registration of the shares of common stock underlying such stock options with the Securities and Exchange Commission and reduction of the exercise price of such stock options from an exercise price of $1.45 per share to $0.40 per share, (iv) granting of mutual general releases and (v) withdrawal by Collins of the Lawsuit with prejudice once the Second Payment has been made and such shares of common stock have been registered.

On January 2006, we received correspondence from Provco Ventures I, LP, an investor in our September 2005 private placement, alleging securities law claims in connection with the September 2005 private placement. On March 6, 2007, we paid Provco Ventures $50,000 in settlement of its claim.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “TKER.”

The following table sets forth, for the periods indicated, the high and low bids for our common stock-based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Price Range of Common Stock
Quarter Ended	High	Low

Fiscal 2005
First Quarter	$5.15	$2.31
Second Quarter	$4.14	$2.21
Third Quarter	$3.90	$2.21
Fourth Quarter	$2.79	$0.58

Fiscal 2006
First Quarter	$1.04	$0.54
Second Quarter	$0.74	$0.44
Third Quarter	$0.57	$0.08
Fourth Quarter	$0.30	$0.05

As of March 19, 2007, we had 108,339,975 shares of common stock outstanding and approximately 94 stockholders of record. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

The closing price for our common stock on March 19, 2007 was $0.19. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all of the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers and stockholders beneficially holding 10% or more of our outstanding common stock, as reflected in filings such persons are required to make with the Securities and Exchange Commission under Sections 13(d) or 13(g) of the Exchange Act. However, there may be other persons who may be deemed to be affiliates of ours.

We have never paid dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Recent Unregistered Sales of Securities

•
On December 26, 2006, we granted ten-year warrants to purchase an aggregate of 1,530,000 shares of common stock, at an exercise price of $0.14 per share and a vesting term of two years, to one executive employee, eight non-executive employees, and one consultant. Also on December 26, 2006, we granted ten-year warrants to purchase an aggregate of 1,500,000 shares of common stock, at an exercise price of $0.14 per share and an immediate vesting to two members of our board of directors.

•
On February 5, 2007, we granted ten-year warrants to purchase an aggregate of 5,960,000 shares of common stock, at an exercise price of $0.14 per share and a vesting term of two years, to one executive employee, twenty non-executive employees, and seven consultants. Also on February 5, 2007, we granted ten-year warrants to purchase an aggregate of 1,750,000 shares of common stock, at an exercise price of $0.14 per share and an immediate vesting to one non executive employee and two new members of our board of directors.

•
On March 14, 2007, we granted ten-year warrants to purchase an aggregate of 120,000 shares of common stock, at an exercise price of $0.14 per share and a vesting term of two years, to one non executive employee and one consultant. Also on March 14, 2007, we granted ten-year warrants to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $0.14 per share and an immediate vesting to one new member of our board of directors.

•
Between December 1, 2006 and March 12, 2007, we issued to accredited investors Convertible Bridge Notes in the aggregate principal amount of $4,999,000. These notes are convertible into 68,951,724 shares of common stock at a conversion price of $0.0725 per share, subject to adjustment. As an inducement for the investors to purchase the Convertible Bridge Notes, we issued to these investors four-year warrants to purchase an aggregate of 27,772,222 shares of common stock at an exercise price of $0.09 per share.

•
Between December 1, 2006 and March 12, 2007, we issued to the placement agent of the Convertible Bridge Notes four-year warrants to purchase an aggregate of 6,895,172 shares of common stock at an exercise price of $0.0725 per share in consideration for its services as placement agent.

The issuances of these securities were not registered under the Securities Act because such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act, as they were transactions by an issuer that did not involve a public offering of securities.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2006.

The selected consolidated financial data for the years ended December 31, 2006, 2005 and 2004 and as of December 31, 2006 and 2005 have been derived from the financial statements of Tasker Products Corp., included in this annual report, which have been audited by Rothstein, Kass & Company, P.C., an independent registered public accounting firm. The selected historical consolidated financial data as of and for the years ended December 31, 2003 and 2002 have been derived from our consolidated financial statements not included in this annual report, which have been audited by Morgan and Company. As a result of the 2005 Acquisition, financial data for periods prior to the 2005 Acquisition may not be comparable with financial data for periods following the 2005 Acquisition.

The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes thereto included elsewhere in this report. Until December 31, 2005, we were a development stage company.

Statement of Operations Data (in thousands except per share data):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Revenues	$1,486	$705	$—	$—	$—
Impairment of goodwill and intangible assets	44,081	—	—	—	—
Write-off of raw materials	839	—	—	—	—
Litigation settlement	423	—	—	—	—
Loss from operations	(62,051)	(16,964)	(3,368)	(501)	(745)
Other income (expense)	(892)	(1,305)	(2,704)	(106)	(17)
Net loss	(62,943)	(18,269)	(6,072)	(607)	(761)
Net loss per common share, basic and diluted	$(0.60)	$(0.25)	$(0.26)	$(0.05)	$(0.07)
Weighted average common shares outstanding	104,081	73,549	23,597	13,003	11,305

Balance Sheet Data (in thousands):

	As of December 31,
	2006	2005	2004	2003	2002
Working capital (deficit)	$(3,481)	$(603)	$14,334	$34	$(50)
Total assets	21,967	68,854	16,767	548	422
Long-term liabilities	30	1,574	1,389	386	308
Stockholders’ equity (deficit)	$16,229	$63,288	$14,244	$21	$(908)
Number of shares outstanding at end of period	106,340	89,167	48,864	14,511	11,787

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” and “Risk Factors” for a description of the important factors that could cause actual results to differ materially from those contained in these forward-looking statements.

Business Overview

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

We are currently seeking to license and/or sell the Close Call™ brand and derivative applications.

Unifresh® Footbath

We currently market Unifresh®Footbath concentrate, a grooming aid that helps clean and disinfect the hooves of dairy cows. Because of the bacteriostatic properties of the pHarlo technology, this product helps control bacteria that infect the hooves of cows and cause interdigital dermatitis, or a bacterial infection of the skin on a cow’s hoof, and interdigital papillomatosis, or a disease that affects a cow’s hoof that may cause severe lameness, decreased milk yield, body weight loss, decreased reproductive performance and increased veterinary expenses. Unifresh ®Footbath concentrate was launched during the third quarter of 2005. In the fourth quarter of 2005, we discovered that our Unifresh ®Footbath product’s effectiveness was diminished in water that had abnormally high alkaline content, a term commonly used to refer to a substance that has a pH level greater than 7. We reformulated our Unifresh ®Footbath concentrate with the addition of a compound that neutralizes alkali, or a type of base that has a pH greater than 7, which can increase the pH of water or soil. In the first quarter of 2006, we introduced our enhanced formulation to the market. It is currently being sold to dairy farms throughout the U.S. through our sales force, independent brokers and farm product distributors. We currently market the product as a grooming aid. No federal agency approvals are required for marketing this product.

Poultry Processing

In August 2005, we began the in-plant commercial verification process for USDA approval to use the pHarlo technology in the scalder process of poultry processing. The first in-plant commercial verification test was completed in October 2005, and submitted to the USDA shortly thereafter. On February 6, 2006, we received a letter from the Food Safety and Inspection Service (“FSIS”) of the USDA consenting to the continuation of in-plant trials of our Scalder application at the facility in Athens, Georgia, as well as two additional poultry processors. The trial involved the application of the pHarlo technology as an antimicrobial in the scalder and post-feather picker processes. In August 2006 we received a Letter of No Objections from the USDA indicating that it had no objections to the use of our product as an antimicrobial processing aid in poultry Scalder and, in December 2006, we received a similar letter from the USDA to use our product in the Picker and New York Dressed Cabinet. Subsequent to December 31, 2006, we submitted protocols to be used in the testing of an application for use in the On-Line Reprocessor (“OLR”) and Chiller sections. We received the FSIS’s consent to proceed with in-plant testing of these applications. Tests of the company’s OLR application are currently in process at one plant and tests of its Chiller application are scheduled to begin shortly. Upon the successful completion of these tests, the company will have applications in six of the seven intervention points of poultry processing.

Seafood Processing Products

We recently began marketing the pHarlo technology for use in pathogen reduction, or a process by which certain bacteria that cause disease or illness are reduced in number or eliminated, and the shelf life of seafood is extended. Our product, Tasker Pacific Blue Seafood Wash, has been tested at the North Carolina State Center for Marine Science & Technology, Virginia Tech University and Mississippi State University on shrimp, mahi mahi, salmon, flounder, scallops and catfish. The results of these studies indicated that the pHarlo technology could possibly double the shelf life on catfish filets and significantly increase the shelf life of scallops. No federal agency approvals are required for the marketing of this product.

In the processing of fish and seafood species, water is used in the process at many points after harvesting. Therefore, the use of dip tanks and sprays of chilled water are normal and common. The addition of the Tasker Pacific Blue Seafood Wash to these wash waters is an easy adaptation of existing process equipment. Our seafood application is currently in trial testing by a seafood company located in the southeast and in several supermarkets in the northeast.

Close Call™

Until March 2007 we marketed Close Call™ as an oral hygiene breath drink that eliminates odors from tobacco, garlic, onion and alcohol. The FDA requires companies making structure or function claims relating to a dietary supplement product, such as Close Call™, to “certify that the firm has substantiation that the claim is truthful and not misleading.” While the FDA does not require any presentation of this support, it does require a notice of dietary supplement ingredients and claims. We believe that our Close Call™ product could be marketed more efficiently by a company either already established in the industry or with more commercial resources. Therefore, we are actively seeking to license and/or sell the Close Call ™brand or derivative applications.

Financial Overview

Until December 31, 2005, we were a development stage company. The quarterly period ended March 31, 2006 was the first period we were considered an operating company.

Based upon our projections of future revenues from our products and cash on hand, including cash of $4.9 million received from the sale of our Convertible Bridge Notes in December 2006 and the first quarter of 2007, we will not have adequate working capital to fund our operations during the next twelve months. Our ability to continue to operate and grow our business is dependent upon obtaining additional financing and/or generating revenue growth from operations. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to obtain new financing and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our operations and meet our obligations. We anticipate that we will need approximately an additional $4 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

Impairment of goodwill and intangible assets

In the second quarter of 2006, we tested for impairment of our intangible assets and our goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142 “Goodwill and Other Intangible Assets” respectively. Our testing was triggered by the following events and circumstances that constitute impairment indicators under the literature:

•	a preliminary expectation that third and fourth quarter 2006 originally projected revenues will not be attained;

•	a decrease in expected future cash flows; and

•	a decline in the market price of our common stock

Upon completion of the impairment tests, we recorded non-cash impairment charges to intangible assets and goodwill of $12.2 million and $17.9 million, respectively.

Also in the fourth quarter of 2006, we tested for impairment of our intangible assets and our goodwill. Our goodwill review was performed as part of our annual goodwill impairment review. Upon completion of the impairment tests, we recorded non-cash impairment charges to goodwill of $13.9 million. There was no further impairment of our intangible assets.

Note 5 to our consolidated financial statements for the year ended December 31, 2006 describes the impairment tests performed and their impact during 2006. There can be no assurance that there will not be impairment charges in subsequent periods as a result of our future periodic impairment reviews. To the extent that future impairment charges occur, they will likely have a material impact on our financial results.

Related Party Transactions

In 2004, we entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement, as amended through January 23, 2007, we have granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. In return for this license, Wynn Starr will purchase licensed products from us and will remit to us up to 25% of the net sale price per gallon sold, based on different increments of achieved net sale prices. The Amendment also includes other target performance criteria such that, if met by Wynn Starr, we will issue to Wynn Starr a warrant to purchase up to 1,300,000 shares of our common stock with an exercise price based upon the closing price of our common stock on January 23, 2007, the date of the amendment. Net sales price and licensed products are defined in the Exclusive Field of Use License Agreement and Products Sale Agreement. As of December 31, 2006 no royalties were due and none had been paid to us under this royalty arrangement. Steven B. Zavagli, a former member of our board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

We paid Mr. Gordon O. Davis, the former Chairman of the board of directors, approximately $60,000 for consulting services during the twelve months ended December 31, 2006.

Severance Costs

In connection with two cost reduction actions during the first and third fiscal quarters of fiscal year 2006, we recorded severance costs of approximately $259,000 for one executive and eleven non executive employees. As of December 31, 2006 all severance costs related to these cost reduction actions had been paid.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

We have issued and outstanding several financial instruments with embedded derivative features, consisting of convertible debt and warrants. We analyze these financial instruments in accordance with SFAS No. 133 and Emerging Issues Task Force, (EITF) Issue Nos. 00−19 and 05−02 to determine if these hybrid contracts have embedded derivatives that must be bifurcated. In addition, free standing warrants are accounted for as either equity or liabilities in accordance with the provisions of EITF Issue No. 00−19.

EITF Issue No. 05−4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00−19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’” addresses financial instruments, such as convertible notes and stock purchase warrants, which are accounted for under EITF 00−19, that are issued with a corresponding right to have these securities registered pursuant to a registration rights agreement that includes a liquidated damages clause. Alternative accounting treatments of registration rights are discussed in EITF Issue No. 05-4. We have adopted View C as described in the EITF Issue No. 05-4 Issue Summary No. 1. Under View C, registration rights agreements and the associated financial instruments are accounted for as separate instruments. Accordingly, we have given only prospective application to this guidance. On December 21, 2006 the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF No. 00-19-2 which is effective for fiscal years beginning after December 15, 2006. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration rights agreement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies EITF. Our treatment of the registration rights agreement as separate instruments is consistent with this FSP.

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

In April 2004 and July 2004, we entered into private placement agreements, and registration rights agreements for convertible debentures and warrants. Based on the interpretive guidance in EITF Issue No. 05−4 due to an uncapped liquidated damages provision in the registration rights agreements, we determined that the registration rights are derivative liabilities that should be bifurcated from the related financial instruments. Accordingly, the estimated fair value of the registration rights derivative of $244,000 was recorded as a liability as of October 1, 2005, the beginning of the first fiscal period after September 15, 2005, the date that EITF postponed further deliberations. As of December 31, 2006, the full amount of the derivative liability balance was reversed since the shares purchased under the April 2004 and July 2004 private placements could be sold under Rule 144(k) of the Securities Act of 1933 and we had recorded the full and maximum amount of the actual incurred liquidated damages of approximately $442,000, associated with these registration rights agreements. Additionally, we recorded approximately $141,000 of interest and late fees related to the April 2004 and July 2004 convertible debentures. Both of these amounts are included in the other accrued liabilities.

In connection with our December 2004 and January 2006 private placements, our estimated fair value of the related registration rights derivative was immaterial at the inception and at each reporting date since and, consequently, we have not recorded a liability. At each reporting period, we calculate the estimated fair value of the registration rights derivatives. If the underlying assumptions of the calculation change such that the estimated fair value is not immaterial, we will record a liability at that time.

In connection with our September 2005 private placement, our estimated fair value of the related registration rights derivative at its inception was immaterial and we did not record a liability. Subsequently, in connection with the January 2006 private placement, we amended our September 2005 agreement with the rights holder to waive the liquidated damages relating to our inability to have such registration statement declared effective by May 23, 2006. On April 26, 2006, we filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. We believe, that as it relates to the September 2005 private placement, we have used our best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, we are not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that our best efforts were used, and we either accede to their assertion or are found to not have used our best efforts, the estimated maximum amount of liquidated damages for which we would be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000.

Also, as it relates to the January 2006 private placement, we, despite using our best efforts, failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006 we are required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 138,859 shares of common stock and warrants to purchase 138,859 shares of common stock.

We have not incurred any liquidated damages liabilities related to any of our other registration rights agreements.

Goodwill and Intangible Assets

The discussions under the captions “Goodwill” and “Intangible Assets” below, describe the valuation methods we used to estimate the fair values. We have made assumptions in our valuation methods that we will achieve certain levels of revenue and funding of cash requirements, which are dependent upon certain factors outside of our control. If we do not meet our projections, we may be required to record additional impairment charges. To the extent that future impairment charges occur, they will likely have a material impact on our financial results. We anticipate that we will need approximately an additional $4 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity. We have a limited history on which to base our projections and on which to determine the accuracy of our projections.

Goodwill

June 2006

In the second quarter of 2006, we tested for impairment of our goodwill in accordance with SFAS No. 142. Our testing was triggered by a preliminary expectation that third and fourth quarter 2006 originally projected revenues would not be attained, a decrease in expected future cash flows and a decline in the market price of our common stock. These events and circumstances constitute impairment indicators under the literature. Upon completion of the impairment tests, we recorded a non-cash impairment charge to goodwill of $17.9 million. At June 30, 2006, the carrying value of goodwill before the impairment charge was approximately $41.7 million and the carrying value of the reporting unit was $68.2 million. Our estimate of the fair value of the reporting unit, and after recording impairments of our intangible assets and goodwill, the carrying value, was $38.1 million, and our estimate of the closing price on June 30, 2006 was $51.5 million, which exceeded our estimate of fair value by $13.4 million. At June 30, 2006, after recording an impairment charge to the intangible assets of $12.2 million based on their estimated fair value, the carrying value of the reporting unit was $56.0 million, resulting in an impairment charge to goodwill of $17.9 million. After the impairment charge, the carrying value of the goodwill was $23.8 million.

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

The table below presents a sensitivity analysis of the effect on enterprise fair value for +/- 5% change per projected year in earnings before taxes and +/- 1% change in the discount rate:

Earnings Before Taxes	24% Discount Rate	25% Discount Rate	26% Discount Rate
	(in millions)
-5%	$38.7	$35.7	$33.0
As projected	$41.3	$38.1	$35.3
+5%	$43.9	$40.5	$37.4

The table below presents a sensitivity analysis of the effect on enterprise fair value (including tax amortization benefit) for +/- 1% change in the revenue terminal growth rate and +/- 1% change in the discount rate:

Terminal Growth Rate	24% Discount Rate	25% Discount Rate	26% Discount Rate
	(in millions)
4%	$40.4	$37.3	$34.6
5%	$41.3	$38.1	$35.3
6%	$42.3	$38.9	$35.9

December 2006

In the fourth quarter of 2006, we tested for impairment of our goodwill in accordance with SFAS No. 142. Our goodwill review was performed as part of our annual goodwill impairment review. Upon completion of the impairment tests, we recorded non-cash impairment charges to goodwill of $13.9 million. There was no impairment of our intangible assets.

At December 31, 2006, the carrying value of goodwill before the impairment charge was approximately $23.8 million and the carrying value of the reporting unit was $30.7 million. Our estimate of the fair value of the reporting unit was $14.2 million and after recording impairments of our goodwill, the carrying value, was $16.8 million. After the impairment charge, the carrying value of the goodwill was approximately $9.8 million.

The fair value of the reporting unit was based on a weighted average of the income approach using a discounted cash flow model and the market approach using the company’s market capitalization. Cash flow projections were based on our revenue projections for our products. We projected revenue growth rates of 114% in 2008, as compared to a relatively lower revenue base in 2007; a growth rate of 42% in 2008, declining in 7% increments to a 23% growth rate in 2011; a growth rate of 18% in 2012 gradually declining to a 10% growth rate in 2016; and a terminal value based on a enterprise value to EBITDA multiple of 7.5. The majority of the decrease in the overall revenue, both in absolute dollars and in growth percentage, was due to the reduction of our revenue projections for Unifresh Footbath product as compared to the projections used in the June 2006 cash flow projections. This decrease was partially offset by the increase in projected sales of our poultry processing wash (Tasker Blue) for which we received letters from the FSIS of the USDA indicating that it had no objection to the use of our product as an antimicrobial processing aid in poultry scalders and in the post-feather picker-rails processes in August 2006 and in December 2006, respectively. Subsequent to December 31, 2006, we submitted protocols to be used in the testing of an application for use in the On-Line Reprocessor (“OLR”) and Chiller sections. We received the FSIS’s consent to proceed with in-plant testing of these applications. Tests of the company’s OLR application are currently in process at one plant and tests of its Chiller application are scheduled to begin shortly. Upon the successful completion of these tests, the company will have applications in six of the seven intervention points of poultry processing. However, we are still in the process of completing the commercial verification process for the poultry processing wash and the Tasker Pacific Blue Seafood Wash as we do not yet have a proven record of acceptance of our products by our target audience. Customers in our industry are traditionally averse to entering into long-term agreements, therefore limiting our ability to commit distributors or predict specific customer purchase volumes. If we do not commercially verify these products, we may need to record an additional impairment charge.

The discount rate used was 24% and was based on a weighted average cost of capital (WACC). The required rates of return on equity and debt were weighted to arrive at the WACC. The table below presents a sensitivity analysis of the effect on enterprise fair value for a +/- 5% change per projected year in earnings before taxes and a +/- 1% change in the discount rate:

Earnings Before Taxes	23% Discount Rate	24% Discount Rate	25% Discount Rate
	(in millions)
-5%	$13.9	$12.6	$11.3
As projected	$14.6	$13.1	$11.8
+5%	$15.2	$13.7	$12.3

The table below presents a sensitivity analysis of the effect on enterprise fair value (including tax amortization benefit) of a +/- 5% change in the EBITDA multiple used in the terminal value and a +/- 1% change in the discount rate:

Enterprise Value to EBITDA multiple	23% Discount Rate	24% Discount Rate	25% Discount Rate
	(in millions)
7.125	$13.9	$12.6	$11.3
As projected - 7.5	$14.6	$13.1	$11.8
7.875	$15.2	$13.7	$12.3

Also see Note 5 to our consolidated financial statements for the year ended December 31, 2006 for a description of the impairment tests performed and their impact during 2006.

Intangible Assets

In addition to our annual goodwill review, we also perform periodic reviews of the carrying value of our other intangible assets. These intangible assets consist of utility patent applications. We specifically consider whether any indicators of impairment are present, including:

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

Consistent with this policy, in the second quarter of 2006, we tested for impairment of our intangible assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Our testing was triggered by a preliminary expectation that third and fourth quarter 2006 originally projected revenues would not be attained, a decrease in expected future cash flows and a decline in the market price of our common stock. These events and circumstances constitute impairment indicators under the literature. Upon completion of the impairment tests, we recorded a non-cash impairment charge to intangible assets of $12.2 million. At June 30, 2006 and after giving effect to the impairment charge, the carrying value of the intangible assets was approximately $8.3 million.

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

the selection of an appropriate discount rate;

the required return on all assets employed by the valued asset to generate future income streams;

our projected overall revenue growth;

our gross margin estimates;

our patent-pending technology and its useful life;

our planned level of operating expenses; and

our effective tax rate.

June 2006

Our revenue projection, the same as those used in our reporting unit cash flow projections for purposes of evaluating any impairment of goodwill, assumes growth rates of 300% in 2007, as compared to a relatively low revenue base in 2006, growth rates per year of 80%, 55% and 38% in 2008, 2009 and 2010, respectively, and a growth rate of 7% per year in 2011 through 2015. The majority of the reduction in the amount of revenue was due to the indefinite delay of the enforcement framework of EU regulations regarding the welfare of poultry birds. We removed from our projections all revenue related to our poultry pen spray product since we are not certain of the timing of the enforcement of these regulations. Additionally, in order for this product to be sold in the U.S., we need to make additional revisions to its formulation. Consequently, we have not included any U.S. revenue in our projections. We also reduced our projections related to our Unifresh Footbath product since our distributors were unable to devote the level of sale and technical personnel to promote and educate our customers on the benefits of our product that we originally anticipated. On the other hand, the expectation of receipt of USDA approval in the third quarter of 2006 (received in August 2006) for the application of our poultry processing wash in the scalder process resulted in the increase of projected revenues related to this product. However, we are still in the process of completing the commercial verification process for the poultry processing wash and the Tasker Pacific Blue Seafood Wash as we do not yet have a proven record of acceptance of our products by our target audience. Customers in our industry are traditionally averse to entering into long-term agreements, therefore limiting our ability to commit distributors or predict specific customer purchase volumes. If we do not commercially verify these products, we may need to record an additional impairment charge. To the extent an additional impairment charge is required, it will likely have a material impact on our financial results.

The discount rate used was 16%. The discount rate was based on a cost of equity analysis, which was based on industry rates of returns, by applying the Capital Asset Pricing Model (CAPM). The royalty rate was 5%, which was based primarily on the royalty rate we paid to pHarlo IP LLC prior to the acquisition of the patents, as well as economic factors.

The table below presents a sensitivity analysis of the effect on the fair value of the intangible assets of a +/- 5% change in revenue per projected year (including tax amortization benefit) and a +/- 1% change in the discount rate:

Revenue Change for Each Year	15% Discount Rate	16% Discount Rate	17% Discount Rate
	(in millions)
-5%	$8.1	$7.7	$7.3
As projected	$8.8	$8.3	$7.8
+5%	$9.4	$8.9	$8.4

The table below presents a sensitivity analysis of the effect on the fair value of the intangible assets of a +/- 1% change in the royalty rate and a +/- 1% change in the discount rate:

Royalty Rate	15% Discount Rate	16% Discount Rate	17% Discount Rate
	(in millions)
4%	$6.2	$5.9	$5.6
5%	$8.8	$8.3	$7.8
6%	$11.2	$10.6	$10.1

December 2006

At December 31, 2006, the carrying value of our intangible assets, excluding goodwill, was approximately $7.9 million. As a result of the impairment of goodwill, we also reviewed our intangible assets, excluding goodwill, for impairment. None of these assets were deemed to be impaired as of December 31, 2006.

Inventory Valuation and Classification

Our inventory is valued at the lower of cost or market on an average cost basis. We regularly review inventory balances to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions, general economic conditions, the age of our inventory and recent quality control data. Changes in the factors above or other factors could result in significant additional inventory cost reductions and write-offs. During the year ended December 31, 2006, we wrote off approximately $158,000 of Close CallTM finished goods inventory and $839,000 of Close CallTM empty bottles and related packaging materials.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” requiring the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the year ended December 31, 2006, we recorded approximately $4.9 million of stock based compensation expense, of which approximately $3.1 million was attributable to employee stock options and the remainder, approximately $1.8 million, was attributable to stock options awarded to consultants and non-employee board members.

The valuation of employee stock options is an inherently subjective process since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used a Black-Scholes pricing model which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price,

•	the expected term of the option,

•	the grant date fair value of our common stock, which is issuable upon exercise of the option,

•	the expected volatility of our common stock,

•	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future), and

•	the risk free interest rate for the expected option term, and

•	the expected forfeiture rate

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. Our estimate of the expected option term was approximately 6 years and was derived based on the weighted average of the sum of the vesting term and the original contract term. In estimating our stock price volatility, we analyzed our historic volatility for a period equal to the expected term of our stock options awarded in the twelve months ended December 31, 2006, by reference to actual stock prices during this period and calculated an estimated volatility between 132% to 139%. The stock options were valued taking into consideration forfeiture rates ranging from 6.6% to 14.5%. The estimated forfeiture rate is determined quarterly for unvested options based on the historical rates of forfeiture. Due to the variety of grant transactions, setting an estimated forfeiture rate by grant is deemed impractical. We believe that each of these estimates, including both expected term and volatility, is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

The specific valuation assumptions noted above were applied to stock options and warrants that we granted subsequent to our adoption of SFAS 123R. We expect that stock compensation expense will continue to have a material impact on our financial results for all subsequent fiscal years.

Recent Accounting Pronouncements

In February 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We are currently evaluating the effect, if any, the adoption of SFAS 155 will have on our financial statements.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company; both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the balance sheet prior to adoption and the amounts recognized in the balance sheet after adoption will be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. We do not believe that the adoption of FIN 48 will have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides guidance for quantifying financial statement misstatements. The Company adopted the provisions of SAB 108 in 2006. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. We do not believe that the adoption of FSP EITF 00-19-2 will have a material effect on our consolidated financial statements.

  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. We are currently evaluating the effect, if any, the adoption of SFAS 159 will have on our financial statements.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues for the year ended December 31,2006 were approximately $1.5 million compared with approximately $705,000 for the corresponding period in 2005. This increase was primarily due to the increase in sales of Unifresh® Footbath which we expect to continue to increase as a result of our intensified marketing efforts and the expansion of our distributor network. Also, to a lesser extent, the increase in revenue is attributable to the sales of our poultry processing product.

Gross Margin

During the year ended December 31, 2006, we wrote off approximately $158,000 of Close CallTM finished goods inventory that we estimated would not be sold prior to its shelf expiration date.

Selling, General and Administrative

SGA expenses are primarily comprised of sales and marketing costs, employee compensation, professional fees, and general administrative costs. SGA costs increased by approximately $1.9 million from $11.9 million for the year ended December 31, 2005, to $13.8 million for the year ended December 31,2006. We anticipate that SGA costs will decrease as a percentage of revenues in fiscal year 2007 based on current revenue projections.

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, promotional expenses, advertising, public relations and trade shows. Sales and marketing costs decreased by approximately $241,000 due to a decrease in promotional and advertising expenses of $211,000, a decrease in marketing expenses of $ 161,000 and a decrease in sales commissions of $71,000. This decrease was partially offset by an increase in consulting sales fees of $303,000 related to increased efforts to promote our products.

Compensation expense consists primarily of salaries and other related costs for senior management, finance and administrative employees of our company. Compensation expense decreased by approximately $832,000 from $ 4.1 million for the year ended December 31, 2005 to $3.2 million for the year ended December 31,2006 primarily due to the termination of three executive and eleven non executive employees and the salary reduction of three other non executive employees.

Professional fees consist primarily of legal, accounting and investor relation fees. Professional fees decreased by $2.0 million from $4.1 million in 2005 to $2.1 million in 2006 primarily due to a non-cash charge of approximately $2.5 million incurred in 2005 for stock options issued to an investor relations consultant in the year ended December 31,2005 and a decrease in accounting fees of $155,000 partially offset by an increase of approximately $681,000 in legal fees associated with our increased litigation activity and the SEC filings for the year ended December 31,2006.

General and administrative expenses consist primarily of rent, insurance, travel and entertainment and other expenses. General and administrative costs increased by $755,000 from $2.3 million in 2005 to $3.1 in 2006. This increase was attributable to, a settlement fee of approximately $249,000 for the termination of minimum purchase commitment obligations for Close Call™ bottles, increase in travel and entertainment expenses of approximately $74,000, an increase in general insurance costs of approximately $105,000 and a net increase in other administrative expenses.

Stock based compensation expense for selling, general and administrative employees increased by approximately $4.1 million from $484,000 for the year ended December 31, 2005 to $4.6 million for the year ended December 31, 2006. This increase is the result of our adoption of SFAS 123R in January 2006. The expense associated with these awards is recorded within the same functional expense category as cash compensation for the respective employee. For the year ended December 31, 2006, stock compensation expense was allocated as follows:

(in thousands)
General and administrative	$4,084
Sales and marketing	541
Product development	239
$4,864

Product Development

Product development consists primarily of personnel costs to support product development. Product development and research costs decreased by approximately $1.6 million from $3.4 million in 2005 to approximately $1.8 million in 2006. This decrease is primarily due to our decision to focus our development efforts in a select smaller number of products, which were closer to commercialization rather than the larger number of products we were developing in the same time period in 2005. The decrease in the number of products we were developing and testing during the year 2006 resulted in a decrease in consulting expenses of approximately $1.4 million and a decrease in third party laboratory testing costs of approximately $607,000. This decrease was partially offset by an increase in stock based compensation expense of approximately $239,000, an increase in warehouse expenses of approximately $147,000 and an increase in parts and supplies expense of $187,000. We expect that in fiscal 2007 product development expense will continue to increase in absolute dollars as we develop new products and enhance our existing product lines, but should decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets, increased by approximately $603,000 from approximately $1.1 million for the year ended December 31, 2005 to approximately $1.7 million for the year ended December 31,2006 primarily due to the increased amortization period of our utility patent intangible in 2006 as the intangible assets were acquired midway through fiscal 2005. This patent intangible, after the impairment charge of approximately $12.2 million recorded in the second quarter of 2006, has a current estimated value of approximately $7.9 million and is being amortized over 10.5 years.

Impairment of goodwill and intangible assets

In 2006 we recorded a non-cash impairment charge to goodwill and intangible assets of approximately $44.1 million. See discussion under “Critical Accounting Policies and Estimates.”

Write-off of raw materials

We believe that our Close Call™ product could be marketed more efficiently by a company either already established in the industry or with more commercial resources. Therefore, we are currently seeking to license and/or sell the Close Call™ brand or derivative applications. In implementing this approach and in an effort to reduce warehousing expenses we adjusted the level of Close Call™ raw materials and finished goods in the third and fourth quarter of 2006. Accordingly, we wrote off $ 839,000 of Close Call™ empty bottles, related packaging material.

Litigation Settlement

In 2006 we recorded a litigation settlement of approximately $423,000 related to an employment claim brought against the company by a former employee.

Interest Expense

Interest expense increased by approximately $386,000 from $222,000 for the year ended December 31,2005 to approximately $607,000 for the year ended December 31,2006 primarily due to amortization of debt discount-warrants and beneficial conversion feature and amortization of placement agent fees.

Interest Income

Interest income increased by approximately $80,000 from $135,000 for the year ended December 31,2005 to approximately $215,000 for the year ended December 31,2006 primarily due to an increase in interest earned from the Company’s investments in marketable securities, as compared to the year ended December 31,2005.

Loss on Equity Investee

In the fourth quarter of 2006 our negotiations to license the Biofilm product from the owner and inventor of the product, failed and we are currently exploring all legal remedies. The value assigned to our Biofilm investment was based on the commercialization potential of the Biofilm product. In absence of this license and in absence of any revenues expected to be realized by Biofilm from other sources, we believe that our 27% interest in Biofilm is other than temporarily impaired. Consequently, we have written off in full the balance of our investment in Biofilm of approximately $665,000.

Liquidated damages

Liquidated damages related to the registration statements for the April 2004 and July 2004 private placements decreased by approximately $131,000 from approximately $286,000 for the year ended December 31,2005 to approximately $155,000 for the year ended December 31,2006. The decrease is because our obligation to accrue liquidated damages under these registration rights agreements ceased in April 30, 2006 and July 22, 2006, respectively since the shares purchased under the April 2004 and July 2004 private placements could be sold after those dates under Rule 144(k) of the Securities Act of 1933. This decrease was offset by an increase of approximately $23,000 in liquidated damages related to the registration statement for the January 2006 private placement. No additional liquidated damages obligation exists under the January 2006 registration statement.

Other Expenses, net

We incurred other income, net of approximately $168,000 for the year ended December 31,2006 as compared to $881,000 of other expense, net for the year ended December 31,2005. In 2006 the other income, net was attributable to the reversal of the registration rights derivative liability of $235,000 recorded in the fourth fiscal quarter of 2005. The reversal was due to the fact that the shares purchased under the April 2004 and July 2004 private placements could be sold under Rule 144(k) of the Securities Act of 1933 and we had recorded the full and maximum amount of the actual incurred liquidated damages of approximately $442,000, associated with these registration rights agreements. This reversal was offset by a loss on the disposal of assets in the amount of $67,000. The other expenses, net of approximately $881,000 for the year ended December 31, 2005, related primarily to a reserve recorded for certain notes receivable in the amount of $890,000.

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

Interest Expense, Net

Interest expense, net, decreased by approximately $2.6 million from $2.7 million for the year ended December 31, 2004 to approximately $85,000 for the year ended December 31, 2005. This decrease is principally due to the one-time write off in September 2004 of approximately $1.7 million of debt discount caused by our default of certain covenants in the July 2004 convertible debentures private placement and the one-time write off in June 2004 of approximately $800,000 of debt discount caused by our default of certain covenants in the April 2004 convertible debentures private placement. Interest income increased by approximately $112,000, from $23,000 for the year ended December 31, 2004 to approximately $135,000 for the year ended December 31, 2005, primarily due to an increased average cash balance throughout 2005.

Other

We incurred other expenses of approximately $1.2 million for the year ended December 31, 2005, related primarily to a reserve recorded for certain notes receivable in the amount of $890,000, and an additional accrued expense for potential liquidated damages in the amount of $286,000.

Liquidity and Capital Resources

Overview

Since our inception, we have funded operations and investing activities through the sale of common stock, warrants and convertible debt under several private placements. Requirements for liquidated damages under some of these private placements may have an impact on our future liquidity. To date we have satisfied and/or received waivers for the provisions of a majority of the agreements that would have otherwise required us to pay liquidated damages. However, we have not received waivers and from time to time we have not satisfied some of the provisions of the registration rights agreements for the April 2004 and July 2004 convertible debt. Nevertheless, our obligation to accrue liquidated damages under these registration rights agreements ceased in April 30 and July 22, 2006, respectively. Through December 31, 2006, we have accrued $442,000 in liquidated damages related to these agreements. Also as of December 31, 2006 we have accrued the full amount of liquidated damages required under the January 26, 2006 registration rights agreement.

Based upon our projections of future revenues from our products and cash on hand, including cash of $4.9 million received from the sale of our Convertible Bridge Notes in December 2006 and the first quarter of 2007, we will not have adequate working capital to fund our operations during the next twelve months. Our ability to continue to operate and grow our business is dependent upon obtaining additional financing and/or generating revenue growth from operations. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to obtain new financing and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our operations and meet our obligations. We anticipate that we will need approximately an additional $4 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

Operating Activities

Our cash and cash equivalents balance was approximately $932,000 and $1.0 million at December 31, 2006 and December 31, 2005, respectively.

Net cash used in operating activities for the year ended December 31, 2006 was approximately $9.7 million, compared to approximately $11.8 million in 2005 and approximately $2.4 in 2004.

Our inventory level was significantly reduced to approximately $300,000 for the year ended December 31, 2006, from approximately $1.3 million for the year ended December 31, 2005, as a result of the write-off of raw materials including bottles and packaging and finished goods of our Close Call product. The write-off was the result of our decision to license and/or sell the Close Call brand or derivative applications since we believe that it can be marketed more efficiently by a company either already established in the industry or one with more commercial resources.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2006 was approximately $123,000, and approximately $7.7 million and $530,000 for the years ended December 31, 2005 and 2004, respectively.

Financing Activities

As partial consideration for the purchase of the pHarlo assets in the July 2005 acquisition, we issued a promissory note in the amount of $1,931,973 to Indian River Labs, L.L.C (“IRL”). The promissory note bears interest of 3.4% per annum and is payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007. During 2006 we paid approximately $844,000 under the Indian River Labs promissory note.

The net cash provided by our financing activities during the year ended December 31, 2006 was approximately $9.7 million, as compared to approximately $6.3 million and $17.1 million for the years ended 2005 and 2004, respectively.

The net cash provided by financing activities for the year ended December 31, 2006 is mainly due to proceeds from the sale of common stock and warrants in the January 2006 private placement of approximately $8.7 million, net of placement agent fees of approximately $600,000 and the sale of convertible bridge notes in December 2006 of approximately $1.8 million net of placement agent fees and legal costs of approximately $120,000.

Registration Rights Agreements

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

Also, as it relates to the January 2006 private placement, despite using our best efforts, we failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006 we are required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 133,359 shares of common stock and warrants to purchase 133,359 shares of common stock.

Off-Balance Sheet Arrangements

During the twelve months ended December 31, 2006, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose entities; material trading activities in non-exchange traded commodity contracts; or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations and Commitments

We had the following commitments as of December 31, 2006, which are comprised primarily of a research and development fee contract, consulting and employment contracts, a vendor agreement, notes payable, as well as numerous operating leases (In thousands):

	Total	Less than one year	1-3 years	3-5 Years	More than 5 years
Research & Development (“R&D”) fees (1)	$—	$—	$—	$—	$—
Consulting agreements	139	48	91	—	—
Employment agreements (2)	1,385	523	862	—	—
Vendor agreements	27	22	5	—	—
Operating leases	1,039	374	665	—	—
Note(s) payable	1,272	1,272	—	—	—
Bridge Loan-Dec '06	1,927	1,927	—	—	—
Total	$5,789	$4,166	$1,623	$—	$—

(1)
On January 26, 2006, R&D fees payable under a Patent and Sub-License Agreement with pHarlo IP were amended so that these fees are (i) payable on a quarterly basis within 30 days after the end of each calendar quarter and (ii) are based on gross sales of the Company (or its affiliates) of products using the pHarlo technology. For fiscal year 2006, the R&D Fees must not be less than $150,000 and are capped at $500,000. The R&D Fees have no minimum amounts payable after 2006; however, they are capped at $2,000,000 for 2007, $4,000,000 for 2008, $8,000,000 for 2009 and $10,000,000 for 2010 and beyond. In the fiscal year 2006 we paid, under this agreement $150,000.

(2)
In the fiscal 2006, the Company terminated several of its employment agreements and entered into new employment agreements. As of December 31, 2006 the estimated future minimum annual compensation under the employment agreements, for 2007, 2008 and 2009, is approximately $ 410,000, $ 137,000 and $ 38,000, respectively.

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

Supplementary Data appears on page 40 and Index to the Consolidated Financial Statements and Financial Statements appear on pages F-1 to F-28 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Lanny Dacus and our Chief Financial Officer, Stathis Kouninis.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective. Commencing in February 2006, we instituted and are continuing to implement corrective actions with respect to the deficiencies in our disclosure controls and procedures.

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

Such error was caused by the lack of an automated financial reporting system and a small accounting staff that does not allow for a thorough review process. We will complete the design of financial reports so that we do not rely on spreadsheets and we will add additional accounting staff when our financial condition allows us to do so.

There were no changes to our internal control over financial reporting (as defined on Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

While every effort will be made to ensure the financial reporting system will adhere to our internal controls, we cannot be certain that additional material weaknesses will not be identified prior to the filing of management’s annual report on internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is set forth in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) which is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Business Conduct and Ethics is posted in the “Corporate Governance” section of our website, ww.taskerproducts.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is set forth in our 2007 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item 12 is set forth in our 2007 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is set forth in our 2007 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item 14 is set forth in our 2007 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial Statement Schedule for the Years Ended December 31, 2006, 2005
and 2004: Schedule II - Valuation and Qualifying Accounts

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS
Years Ended, 2006, 2005 and 2004

		Additions
Year Ended	Balance at Beginning of Year	(Charged to Costs and Expenses)	Recoveries	Deductions	Balance at End of Year
	(in thousands)
December 31, 2006	$80	48	—	(104)	$24
December 31, 2005	$—	80	—	—	80
December 31, 2004	$—	—	—	—	$—

Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(2) Financial Statements - see “Index to Financial Statements”

(3) Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
2.1
Asset Purchase Agreement by and among the Registrant and Tasker Products IP Holdings Corp. (as “Buyers”) and Indian River Labs, L.L.C., pHarlo Citrus Technologies, Inc., pHarlo Citrus Properties Partnership, LLLP and Coast to Coast Laboratories, LLC (as “Sellers”) dated July 15, 2005 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 21, 2005)

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed July 20, 2006)

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10-SB filed with the SEC on November 27, 2000)

4.1	Cummins Lock-Up Agreement dated July 15, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on July 21, 2005)

4.2	Creasey Lock-Up Agreement dated July 15, 2005 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on July 21, 2005)

4.3	Dickinson Lock-Up Agreement dated July 15, 2005 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on July 21, 2005)

4.4	Smith Lock-Up Agreement dated July 15, 2005 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K filed on July 21, 2005)

4.5	Form of Warrant from the September 2005 Private Placement (incorporated by reference to Exhibit 4.01 to the Registrant’s Form 8-K filed on September 26, 2005)

10.1	April 5, 2004 Non-qualified Stock Option Grant Agreement with Robert Appleby (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.2	April 5, 2004 Non-qualified Stock Option Grant Agreement with James Burns (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.3	May 11, 2004 Non-qualified Stock Option Grant Agreement with Robert Appleby (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.4	May 11, 2004 Non-qualified Stock Option Grant Agreement with James Burns (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.5	May 31, 2004 Employee Non-Statutory Stock Option Agreement with Barbara Longchamp (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.6	May 31, 2004 Employee Non-Statutory Stock Option Agreement with Gordon Davis (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.7	August 25, 2004 Employee Non-Statutory Stock Option Agreement with Robert Appleby (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.8	August 25, 2004 Employee Non-Statutory Stock Option Agreement with James Burns (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.9	January 1, 2005 Executive Employment Agreement with Robert P. Appleby (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.10	January 1, 2005 Executive Employment Agreement with James Burns (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-KSB filed on April 15, 2005)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.11	December 1, 2004 Executive Employment Agreement with Dennis Smithyman (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.12	November 15, 2004 Executive Employment Agreement with James Collins (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.13	November 15, 2004 Executive Employment Agreement with Robert D. Jenkins (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.14
Securities Purchase Agreement dated as of April 30, 2004, Registration Rights Agreement dated as of April 30, 2004, Form of Common Stock Purchase Warrant and Form of 7% Convertible Debenture for the April 2004 private placement (incorporated by reference to Exhibits 4.1, 4.2, 4.3 and 4.4 to the Registrant’s Form 8-K filed on May 5, 2004)

10.15
Securities Purchase Agreement dated as of July 21, 2004, Registration Rights Agreement dated as of July 21, 2004, Form of Common Stock Purchase Warrant and Form of Convertible Debenture for the July 2004 private placement (incorporated by reference to Exhibits 4.1, 4.2, 4.3 and 4.4 to the Registrant’s Form 8-K filed on July 22, 2004)

10.16
Securities Purchase Agreement dated as of December 23, 2004, Registration Rights Agreement dated as of December 23, 2004, and Warrant issued to Emerging Growth Equities, Ltd. for the December 2004 private placement (Equity financing that closed on 12/29/04) (incorporated by reference to Exhibits 4.1, 4.2 and 4.3 to the Registrant’s Form 8-K filed on January 5, 2005)

10.17
Exclusive Field of Use License Agreement with pHarlo Citrus Technologies, Inc. dated September 16, 2004 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.18
Exclusive Field of Use License Agreement with pHarlo Citrus Technologies, Inc. dated September 20, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.19
Exclusive Field of Use License Agreement & Product Sale Agreement between Wynn Starr Special Products LLC and the Registrant, dated September 16, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.20	Promissory Note From pHarlo Citrus Technologies dated September 28, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-KSB filed on April 15, 2005).

10.21	Promissory Note From pHarlo Citrus Technologies dated November 12, 2004 (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.22	Promissory Note From pHarlo Citrus Properties Partnership LLLP dated December 15, 2004 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.23	Promissory Note From pHarlo Citrus Properties Partnership LLLP dated December 30, 2004 (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.24	January 10, 2004 Consulting Agreement with Thomas Brazil (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.25	January 20, 2004 Consulting Agreement with Stuart McPherson (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.26	May, 2004 Consulting Agreement with Arthur Bergeron (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-KSB filed on April 15, 2005)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.27	August, 2004 Consulting Agreement with Wall Street Investor Relations (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.28	December 7, 2004 Settlement Agreement with Richard J. Kirby (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.29	December 27, 2004 Consulting Agreement with Avanti HR Placement & Consulting (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.30	Promissory Note From Barry Cummins, dated January 10, 2005 (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.31	Promissory Note From David Creasey, dated January 3, 2005 (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.32	Promissory Note From David Creasey, dated March 1, 2005 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.33	Promissory Note From David Dickinson, dated January 10, 2005 (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.34	Promissory Note From David Dickinson, dated March 4, 2005 (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.35
Loan Agreement by and between pHarlo Citrus Properties Partnership, LLLP and Tasker Products Corp., dated January 20, 2005 (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.36
Loan Agreement by and between pHarlo Citrus Properties Partnership, LLLP and Tasker Products Corp., dated February 15, 2005 (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.37
Loan Agreement by and between pHarlo Citrus Properties Partnership, LLLP and Tasker Products Corp., dated March 7, 2005 (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.38
Loan Agreement by and between pHarlo Citrus Properties Partnership, LLLP and Tasker Products Corp., dated March 31, 2005 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.39	Loan Agreement by and between Coast to Coast LLC and Tasker Products Corp., dated March 3, 2005 (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.40	Promissory Note by David Creasey to Tasker Products Corp., dated March 28, 2005 (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.41
February 3, 2005 sale of promissory note by Philip Georgas to the Registrant in the sum of $49,950 plus interest and services for 32,272 restricted common shares at United States $1.65 share (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.42	Employment agreement between the Registrant and Mr. Richard Weiner dated April 12, 2005 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.43
Amendment No. 1 to Executive Employment Agreement, dated May 16, 2005, between the Registrant and Robert P. Appleby (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-QSB filed on May 16, 2005)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.44
Amendment No. 1 to Executive Employment Agreement, dated May 16, 2005, between the Registrant and James Burns (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.45
Amendment No. 1 to Executive Employment Agreement, dated May 16, 2005, between the Registrant and Robert D. Jenkins (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.46
Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and the Registrant, dated April 20, 2005 (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.47
Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and the Registrant, dated May 19, 2005 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.48
Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and the Registrant, dated June 14, 2005 (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.49
Loan Agreement by and between Pharlo Citrus Properties Partnership, LLLP and the Registrant, dated July 6, 2005 (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.50
Loan Agreement by and between Coast to Coast Laboratories LLC and the Registrant, dated May 25, 2005 (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.51
Loan Agreement by and between Coast to Coast Laboratories LLC and the Registrant, dated June 29, 2005 (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.52	Loan Agreement by and between Pharlo Citrus Technologies and the Registrant, dated May 11, 2005 (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.53	Loan Agreement by and between Pharlo Citrus Technologies and the Registrant, dated May 27, 2005 (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.54	Loan Agreement by and between Pharlo Citrus Technologies and the Registrant, dated June 2, 2005 (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.55	Loan Agreement by and between Pharlo Citrus Technologies and the Registrant, dated June 14, 2005 (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.56	Loan Agreement by and between Pharlo Citrus Technologies and the Registrant, dated June 27, 2005 (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.57	Loan Agreement by and between Pharlo Citrus Technologies and the Registrant, dated July 12, 2005 (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.58	Loan Agreement by and between Indian River Labs and the Registrant, dated June 29, 2005 (incorporated by reference to Exhibit 10.58 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.59
Stock Purchase Agreement between Electric Aquagenics Unlimited, Inc. and the Registrant, dated April 22, 2005 (incorporated by reference to Exhibit 10.59 to the Registrant’s Form 10-QSB filed on August 15, 2005)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.60
Amendment No. 2 to Executive Employment Agreement, dated August 10, 2005, between the Registrant and Robert P. Appleby (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.61
Amendment No. 2 to Executive Employment Agreement, dated August 10, 2005, between the Registrant and James Burns (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.62
Patent Technology Sublicense Agreement made as of July 15, 2005 by and among pHarlo IP, LLC, the Registrant and Tasker Products IP Holdings Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on July 21, 2005)

10.63	Promissory note executed by the Registrant to Indian River Labs, L.L.C. dated July 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 21, 2005)

10.64
Securities Purchase Agreement, dated as of September 21, 2005, by and among the Registrant and the Purchaser parties thereto (incorporated by reference to Exhibit 10.01 to the Registrant’s Form 8-K filed on September 26, 2005)

10.65
Registration Rights Agreement, dated as of September 21, 2005, by and among the Registrant and the Purchaser parties thereto (incorporated by reference to Exhibit 10.02 to the Registrant’s Form 8-K filed on September 26, 2005)

10.66
Amendment to Exclusive Field of Use License Agreement and Product Sale Agreement by and between the Registrant, Wynn Starr Special Products, LLC, Pharlo Citrus Technologies, Inc., and Indian River Labs, LLC, retroactively effective to March 18, 2005 (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-QSB filed on November 14, 2005).

10.67
Settlement Agreement and General Lease, dated December 23, 2005, between the Registrant and Robert P. Appleby (incorporated by reference to Exhibit 10.67 to the Registrant’s Form S-1 filed on April 26, 2006).

10.68
Securities Purchase Agreement, dated as of January 26, 2006, by and among the Registrant, Emerging Growth Equity, Ltd. and the Purchaser parties thereto (incorporated by reference to Exhibit 10.68 to the Registrant’s Form S-1 filed on April 26, 2006).

10.69
Registration Rights Agreement, dated as of January 26, 2006, by and among the Registrant and the Purchaser parties thereto(incorporated by reference to Exhibit 10.67 to the Registrant’s Form S-1 filed on April 26, 2006).

10.70
Form of Stock Purchase Warrant, dated as of January 26, 2006, among the Registrant and the Purchaser parties thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 1, 2006).

10.71	Employment Agreement, dated as of February 2, 2006, between the Registrant and Richard D. Falcone (incorporated by reference to Exhibit 10.70 to the Registrant’s Form S-1 filed on April 26, 2006).

10.72
Consultant Agreement, dated as of February 2, 2006, between the Registrant and Gordon Davis (incorporated by reference to Exhibit 10.74 to Amendment 1 to the Registrant’s Form S-1 filed on July 11, 2006).

10.73	Employment Agreement, dated as of February 13, 2006, between the Registrant and Stathis Kouninis (incorporated by reference to Exhibit 10.72 to the Registrant’s Form S-1 filed on April 26, 2006).

10.74
Separation Agreement and General Release, dated as of February 8, 2006, between the Registrant and Robert D. Jenkins (incorporated by reference to Exhibit 10.73 to the Registrant’s Form S-1 filed on April 26, 2006).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.75	Termination Agreement, dated as of August 1, 2006, between the Registrant and James Burns (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 14, 2006)

10.76	2006 Stock Plan (incorporated by reference to Annex B to the Registrant’s amended definitive proxy statement filed on May 12, 2006)

10.77
Second Amendment to Exclusive Field of Use License Agreement and Product Sale Agreement, by and between the Registrant, Wynn Starr Special Products LLC, Pharlo Citrus Technologies, Inc., and Pharlo IP, LLC f/k/a Indian River Labs LLC, dated as of October 20, 2006 (incorporated by reference to Exhibit 10.76 to the Registrant’s Form S-1 filed on October 25, 2006).

10.78*	Agreement, dated as of December 14, 2006, between the Registrant and R Falcone

10.79*	Employment Agreement, dated as of December 12, 2006, between the Registrant and Lanny Dacus

10.80*	Settlement Agreement and General Release, dated as of February 16, 2007, between the Registrant and James Collins

10.81*	Form of 10% Secured Convertible Bridge Note

10.82*	Form of Warrant between Registrant and Purchasers of 10% Secured Convertible Bridge Notes

10.83*	Form of Warrant between Registrant and Placement Agent of the 10% Secured Convertible Bridge Notes

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form SB-2 filed on August 30, 2005)

23.1*	Consent of Rothstein, Kass & Company, P.C.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tasker Products Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tasker Products Corp. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tasker Products Corp. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred negative cash flow from operations and net losses since inception and has a working capital deficiency. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 19, 2007

TASKER PRODUCTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$932	$1,037
Accounts receivable, net of allowance for doubtful accounts of $24 and $80, respectively	176	155
Notes receivable	50	654
Inventories, net of reserve of $-0- and $75, respectively	300	1,351
Prepaid expenses	268	192
Deferred financing costs	501	—
Total current assets	2,227	3,389

Notes receivable, net of current portion	669	—
Property and equipment, net	1,311	1,525
Equity investment	—	665
Intangible assets, net	7,887	21,562
Goodwill	9,835	41,677
Deposit, net	38	36

Total assets	$21,967	$68,854

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,227	$1,740
Other accrued liabilities	2,509	1,612
Convertible debentures	—	194
Notes payable - acquisition of IRL	679	446
Notes payable - convertible bridge note, net of discount	320	—
Warrants payable - placement agent	409	—
Notes payable - shareholders	564	—
Total current liabilities	5,708	3,992

Long-term liabilities:
Notes payable - shareholders	—	444
Notes payable - acquisition of IRL	—	1,077
Other long-term liabilities	30	53
Total long-term liabilities	30	1,574

Total liabilities	5,738	5,566

Stockholders’ equity:
Common stock, $0.001 par value; 300,000 shares authorized; 106,340 and 89,167 shares issued and outstanding, respectively	106	89
Additional paid-in capital	105,131	89,265
Accumulated deficit	(89,008)	(26,066)
Total stockholders’ equity	16,229	63,288

Total liabilities and stockholders’ equity	$21,967	$68,854

The accompanying notes are an integral part of these consolidated financial statements.

TASKER PRODUCTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Revenues	$1,486	$705	$—
Cost of goods sold	937	1,308	—
Gross margin	549	(603)	—

Operating expenses:
Selling, general & administrative (1)	13,751	11,905	1,964
Product development (1)	1,803	3,356	1,375
Depreciation and amortization	1,703	1,100	29
Impairment of goodwill and intangible assets	44,081	—	—
Write-off of raw materials	839	—	—
Litigation settlement	423	—	—
Total operating expenses	62,600	16,361	3,368

Loss from operations	(62,051)	(16,964)	(3,368)

Other income (expense):
Interest expense, net	(392)	(85)	(2,730)
Loss on equity investee	(665)	(53)	—
Liquidated damages	(178)	(286)	—
Gain on extinguishment of obligations	175	—
Other	168	(881)	26
Other income (expense), net	(892)	(1,305)	(2,704)

Net loss	$(62,943)	$(18,269)	$(6,072)

Net loss per common share, basic and diluted	$(0.60)	$(0.25)	$(0.26)

Weighted average common shares outstanding, basic and diluted	104,081	73,549	23,597

	Fiscal Year Ended December 31,
	2006	2005	2004
(1) Stock-based compensation is allocated as follows:

Selling, general & administrative	$4,625	$485	$—
Product development	239	—	—

Total	$4,864	$485	$—

The accompanying notes are an integral part of these consolidated financial statements.

TASKER PRODUCTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	COMMON STOCK
			ADDITIONAL
	NUMBER OF		PAID-IN	COMMON STOCK	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	DEFICIT	TOTAL

Balance, December 31, 2003	14,511	15	1,704	28	(1,726)	21

Private placement, net of costs	—	—		13,868		13,868
Warrants and embedded conversion option associated with debentures	—	—	2,185			2,185
Debentures and accrued interest converted to common stock	18,162	18	1,998			2,016
Exercise of warrants	14,491	14	1,153			1,167
Stock-based compensation	—	—	373			373
Common stock, warrants and options issued for services	1,700	2	702	(19)		685
Net loss					(6,072)	(6,072)

Balance, December 31, 2004	48,864	49	8,115	13,877	(7,796)	14,243

Shares issued for prior year private placement	9,406	9	13,918	(13,877)		50
Private placement, net of costs	2,948	3	6,431			6,434
Debentures and accrued interest converted to common stock	4,090	4	239			243
Note payable and accrued interest converted to common stock	32	—	32			32
Exercise of warrants and stock options	4,835	5	230			235
Stock-based compensation	—	—	485			485
Common stock, warrants and options issued for services	—	—	3,101			3,101
Shares issued as part consideration for assets acquired	18,992	19	56,958			56,977
Registration rights derivative liability	—	—	(244)			(244)
Net loss	—	—	—		(18,269)	(18,269)
Balance, December 31, 2005	89,167	$89	$89,265	$—	$(26,065)	$63,287

Private placement, net of costs	13,336	13	8,729			8,742
Debentures and accrued interest converted to common stock	2,095	2	192			194
Share subscriptions				6		6
Exercise of warrants and stock options	1,613	2	71	(6)		67
Stock-based compensation	—	—	4,864			4,864
Common stock, warrants and options issued for services	129	—	90			90
Fair value of warrants issued with Dec 06 private placement	—	—	539			539
Beneficial conversion of notes issued Dec 06 private placement	—	—	1,381			1,381
Net loss	—	—	—		(62,943)	(62,943)
Balance, December 31, 2006	106,340	$106	$105,131	$—	$(89,008)	$16,229

The accompanying notes are an integral part of these consolidated financial statements.

TASKER PRODUCTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	December 31
Cash flows from operating activities:	2006		2005	2004
Net loss		$(62,943)	$(18,269)	$(6,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		1,703	1,100	29
Noncash interest and liquidated damages		264	85	2,661
Impairment of goodwill and intangibles		44,081	—	—
Noncash loss on disposal of assets		70	—	—
Write-down of raw materials and finished goods		997	—	—
Stock-based compensation		4,864	484	373
Allowance for uncollectible accounts receivable		55	80	—
Allowance for uncollectible note receivable		—	890	—
Loss on equity investee		665	53
Inventory reserve		75	—	—
Litigation settlement		489	—	—
Amortization of discount on convertible bridge notes		320	—	—
Fair value adjustment for registration rights derivative liability		—	(9)	—
Common stock, warrants and options for services		90	3,080	686
Amortization of deferred financing cost		100	—	—
Changes in operating assets and liabilities:
Accounts receivable		(76)	(227)
Inventories		(21)	(1,210)	(100)
Prepaid expenses		(79)	(276)	(442)
Accounts payable		(513)	1,592	63
Other accrued liabilities		189	781	424
Net cash used in operating activities		(9,670)	(11,846)	(2,378)
Cash flows from investing activities:
Cash payments made as part consideration for assets acquired		—	(2,582)
Purchases of property and equipment		(123)	(824)	(112)
Advances pursuant to notes		—	(3,511)	(400)
Investment in equity investee		—	(718)
Payments for deposits and other		—	(19)	(18)
Net cash used in investing activities		(123)	(7,654)	(530)
Cash flows from financing activities:
Proceeds from private placements, net of issue costs		10,560	6,435	13,867
Deferred financing costs		(90)	—	—
Proceeds from convertible debentures, net		—	—	2,066
Exercise of warrants/options		73	286	1,168
Repayment of auto loan		(11)
Repayments on note payable - IRL		(844)	(409)
Net cash provided by financing activities		9,688	6,311	17,100
Net decrease in cash and cash equivalents		(105)	(13,188)	14,192
Cash and cash equivalents, beginning of period		1,037	14,225	33
Cash and cash equivalents, end of period		$932	$1,037	$14,225
Supplemental disclosures of cash flow information:
Interest paid		$38	$186	$27
Supplemental disclosures of noncash investing and financing activities:
Conversion of debt and accrued interest into common stock		$194	$29	$2,016
Warrants issued and embedded conversion feature associated with debt financing		$1,920	$—	$2,185
Warrants payable - placement agent		$409	$—	$—
Vehicle purchased via note payable	$		$57	$—
Payment of deferred financing costs		$121	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TASKER PRODUCTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Tasker Products Corp. (formerly known as Tasker Capital Corp.) and its subsidiaries (collectively, “the Company” or “Tasker”) was formed on May 13, 1996 and was in the development stage through December 31, 2005. The quarterly period ended March 31, 2006 is the first period during which Tasker is considered an operating company. The Company manufactures, distributes and markets products using pHarlo technology, a process that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values. The Company currently markets, Unifresh® Footbath, a grooming aid for dairy cows; Tasker Blue, an antimicrobial aid in the scalder (which is a method of loosening feathers so that they can be picked and removed mechanically) and post-feather picker process (the method used in chicken processing that receives chickens immediately after the scalder and mechanically removes feathers) sections of poultry processing; and Tasker Pacific Blue™ Seafood Wash, a product used in commercial and retail seafood processing to extend shelf life and reduce or eliminate odors. In August 2005, we began the in-plant commercial verification process for United States Department of Agriculture (USDA) approval to use the pHarlo technology in the scalder process of poultry processing.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of Tasker and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values because of their short-term nature.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with maturity of three months or less at date of purchase to be cash equivalents. The Company maintains its cash primarily in one financial institution which, at times, exceeds Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Going Concern and Management’s Response:

The Company has continued to sustain losses from operations and for the years ended December 31, 2006, 2005 and 2004 it has incurred losses of approximately $62,943,000, $18,269,000, and $6,072,000 respectively. In addition, the Company has not generated positive cash flows from operations for the years ended December 31, 2006, 2005 and 2004.

As of December 31, 2006, the Company received cash in the amount of $1,920,000 from several investors. In exchange for the cash received the Company issued to the investors 10% Secured Convertible Bridge Notes (the “Convertible Bridge Notes”) that are convertible to purchase approximately 26,482,759 shares of common stock at a conversion price of $0.0725 per share. As an inducement for the investors to purchase the Convertible Bridge Notes, the Company issued to these investors four-year warrants, which entitle them to purchase an aggregate of approximately 10,666,656 shares of the Company’s common stock based on 50% of the principal amount of the notes purchased by the investor and divided by the per share exercise price of $0.09. As compensation for serving as placement agent, Indigo Securities, LLC received cash of approximately $192,000 and seven-year warrants purchasing an aggregate of approximately 2,648,276 shares of the Registrant’s common stock at an exercise price of $0.0725 per share. These warrants contain a "cashless exercise" option. Between January 1, 2007 and March 2007, the Company received additional cash of approximately $3,079,000 and issued additional Convertible Bridge Notes that are convertible to purchase approximately 42,468,966 shares of commons stock at a conversion price of $0.0725 per share. In conjunction with these Convertible Bridge Notes the Company issued to the investors warrants, to purchase an aggregate of approximately 17,105,556 shares of our common stock at an exercise price of $0.09 per share. Indigo Securities, LLC received cash of approximately $307,900 and seven-year warrants to purchase an aggregate of approximately 4,246,897 shares of the Registrant's common stock at an exercise price of $0.0725 per share. These warrants contain a "cashless exercise" option.

Based upon the Company’s forecast of future revenues from its products in conjunction with the cash on hand, cash expected to be generated from operations will not provide adequate funding for the Company’s working capital over the next twelve months. The Company’s cash resources and its ability to continue to operate and grow its business are dependent upon obtaining new financing and/or generating revenue growth from operations. While the Company has been in the process of aggressively developing, marketing and selling its products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of the Company’s efforts will be consistent with its cash availability and burn rate. If the Company is unable to arrange new financing and/or generate sufficient revenue growth from existing and new business arrangements, the Company will not have sufficient cash to support its operations and meet its obligations. The Company anticipates that it will need approximately an additional $4 million to support its operations and meet its obligations over the next twelve months. To raise additional cash, the Company is currently in the process of securing alternative methods of financing, including the exercise of warrants by current investors, private issuances of debt and/or equity.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Allowance for Doubtful Accounts:

Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to the estimated net realizable value. These estimates are made by analyzing the status of significant past-due receivables and by establishing general provisions for estimated losses by analyzing current and historical bad debt trends. Actual collection experience has not varied significantly from estimates. Receivables that are ultimately deemed uncollectible are charged off as a reduction of receivables and the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property and Equipment and Other Assets:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Repairs and maintenance costs are charged to expense as incurred. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recorded in operations.

Goodwill and Other Intangible Assets:

In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company does not amortize goodwill, but instead tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that impairment may have occurred. In accordance with SFAS No. 142, the Company tests for potential impairment of goodwill by comparing the carrying amount of the reporting unit to its fair value. If the carrying amount of the reporting unit is greater than the fair value, goodwill impairment may be present. The Company measures the goodwill impairment, if any, based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

As discussed more fully in Note 6, the Company tested goodwill and intangible assets for impairment at both June 30 and December 31, 2006, and recorded impairment charges of $31,842 for goodwill and $12,239 for intangible assets for the year ended December 31, 2006.

Income Taxes:

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes,” (SFAS No. 109) which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires that a valuation allowance be established against recorded deferred tax assets recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has concluded that it is more likely than not that it will not be able to realize its deferred tax assets as of December 31, 2006 and, accordingly, a valuation allowance has been recorded against those assets.

In September 2005, the FASB ratified EITF Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF No. 05-8”), which addresses tax consequences of the accounting treatment of convertible debt issued with a beneficial conversion feature. As a result, a deferred tax liability should be recognized for the temporary difference between the carrying value of debt with a beneficial conversion feature for book and tax reporting purposes. The tax-effected difference should be recognized as an adjustment of additional paid-in capital. Entities were required to apply the guidance in EITF No. 05-8 in the first interim or annual reporting period that begins after December 15, 2005. The provisions are to be applied retrospectively under the guidance in SFAS 154 to all convertible debt instruments with a beneficial conversion feature accounted for under the guidance in EITF No. 00-27 “Application of EITF Issue No. 98-5 `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.'” We have applied the requirements of EITF No. 05-8 to all previously existing convertible debt instruments with a beneficial conversion feature and will apply the requirements of EITF No. 05-8 for all new convertible debt instruments with a beneficial conversion feature. Because we have recorded a valuation allowance against our deferred tax assets, the adoption of this pronouncement for new convertible debt instruments with a beneficial conversion feature did not have an impact on our consolidated financial position, results of operations or cash flows.

Share-Based Compensation:

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method of accounting under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company’s stock-based compensation awards have generally been granted with an exercise price equal to the estimated fair value of the underlying common stock on the grant date, and accordingly, any stock-based compensation related to stock option grants was not material under APB No. 25. The Company applied the disclosure provisions under SFAS No. 123, Accounting for Stock-Based Compensation and related interpretations (SFAS No. 123) as if the fair value had been applied in measuring compensation expense. As a result, stock-based compensation expense, based upon the fair value method was included as a pro forma disclosure in the notes to the Company’s financial statements.

The following illustrates the effect on the Company’s net loss as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during 2005 and 2004 (in thousands, except per share data):

	2005	2004
Net loss, as reported	$(18,269)	$(6,072)
Add: Stock -based compensation included in net loss, as reported	484	373
Less: Stock -based compensation expense determined under the fair value method	(6,252)	(2,671)
Net loss, pro-forma	$(24,037)	$(8,370)
Basic and diluted loss per share, as reported	$(0.25)	$(0.26)
Basic and diluted loss per share, pro-forma	$(0.33)	$(0.35)

The following assumptions were used in calculating the pro forma stock-based compensation expense:

	2005	2004
Risk-free interest rate	2.10 - 3.80%	2.10 - 3.18%
Expected option term	2.5 - 5 years	2.5 - 3 years
Stock price volatility	140%	197%
Dividend yield	—	—

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), utilizing the modified prospective method whereby prior periods were not restated for comparability. SFAS No. 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. The Company recorded approximately $4.9 million of stock based compensation expense for the year ended December 31, 2006, with approximately $3.7 million of this expense attributable to employee stock options and warrants and the remainder, approximately $1.2 million, attributable to stock options and warrants awarded to consultants and non-employee board members. The compensation cost associated with these awards is recorded as an expense within the same functional expense category as cash compensation for the respective grantee. No tax benefit has been recognized with respect to this expense.

Derivative Instruments:

Since inception, the Company has entered into several debt and equity transactions to fund its operations. A number of these transactions involved the issuance of convertible debt and warrants. These transactions also included registration rights agreements that impose significant penalties on the Company if certain conditions are not met.

The Company has issued and outstanding several financial instruments with embedded-derivative features, consisting of convertible debt and warrants. The Company analyzes these financial instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, Emerging Issues Task Force (EITF) Issue, No. 00−19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19) and No. 05−2 “The Meaning of ‘Conventional Convertible Debt Instruments’ in Issue No. 00-19” (EITF 05-2) to determine if these hybrid contracts have embedded derivatives that must be bifurcated and accounted for at fair value. In addition, free standing warrants are accounted for as either equity or liabilities in accordance with the provisions of EITF 00−19.

EITF Issue No. 05−4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00−19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’” (EITF 05-4) addresses financial instruments, such as convertible notes and stock purchase warrants, which are accounted for under EITF 00−19, that are issued with a corresponding right to have these securities registered pursuant to a registration rights agreement and that includes a liquidated damages clause. We have adopted View C as described in the EITF Issue No. 05-4 Issue Summary No. 1. Under View C, registration rights agreements and the associated financial instruments are accounted for as separate instruments. Accordingly, we have given only prospective application to this guidance. On December 21, 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF No. 00-19-2 which is effective for fiscal years beginning after December 15, 2006. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration rights agreement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. Our treatment of the registration rights agreement as separate instruments is consistent with this FSP.

In connection with our examination of past transactions for application of EITF 05-4, we noted that for the period from entering into the April 2004 Securities Purchase Agreement until we increased our authorized shares in August 2004, we had insufficient shares to meet all potential obligations to issue shares under our convertible notes and exercisable warrants and options. Under EITF 00-19, a liability should have been recognized upon issuance, with any changes in the fair value of the liability recognized in earnings. The Company has determined that the impact on earnings was not material.

In April 2004 and July 2004, we entered into private placement agreements, including registration rights agreements for convertible debentures and warrants. Based on the interpretive guidance in EITF 05−4, due to an uncapped liquidated damages provision in the registration rights agreements, the registration rights represent derivative liabilities and are to be from the related financial instruments and accounted for at fair value. Accordingly, the estimated fair value of the registration rights derivative of $244,000 was recorded as a liability on October 1, 2005, the beginning of the first fiscal period after September 15, 2005, the date that EITF postponed further deliberations. Subsequently, changes in the estimated fair value of the derivative liability were recorded in the consolidated statement of operations. As of December 31, 2006, the full amount of the derivative liability balance was reversed since the shares purchased under the April 2004 and July 2004 private placements could be sold under Rule 144(k) of the Securities Act of 1933. Conversely, as of December 31, 2006, we had recorded approximately $441,000, the full and maximum potential amount of the actual incurred liquidated damages associated with the April 2004 and the July 2004 registration rights agreements.

In December 2004 and January 2006 we entered into private placements agreements, including registration rights agreements. The estimated fair values of the related registration rights derivatives were not material, either at issuance or at subsequent reporting dates and, accordingly, the liabilities were not recorded. With the adoption of the FSP effective January 1, 2007, we will assess our exposure to liquidated damages in connection with the registration rights and if determined to be probable, the Company will record a liability at that time.

In September 2005 we entered into a private placement agreement, including a registration rights agreement. The estimated fair value of the registration rights derivative was not material at the time of issuance, and accordingly, a liability was not recorded. Subsequently, in connection with the January 2006 private placement, we amended our September 2005 agreement such that the rights holder waived the liquidated damages relating to our inability to have such registration statement declared effective by May 23, 2006. On April 26, 2006, we filed a registration statement registering for resale the securities purchased in the September 2005 and January 2006 private placements. The Company believes, that as it relates to the September 2005 private placement, we have used our best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, we are not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute our position, and should they prevail, the estimated maximum amount of liquidated damages for which we could be liable, assuming (i) ineffectiveness from May 23, 2006 to the end of the period covered by the registration agreement and (ii) a stock price of $0.37 for periods subsequent to July 26, 2006, is approximately $270,000.

As it relates to the January 2006 private placement, the Company, despite using its best efforts, failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006 the Company is required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 138,859 shares of common stock and warrants to purchase 138,859 shares of common stock and recorded liquidated damages expense of $23,000.

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

The Company’s arrangements do not contain general rights of return or warranty provisions.

Advertising Costs:

Advertising costs are charged to operations as incurred and were $111,000, $177,000 and $-0- for the years ended December 31, 2006, 2005 and 2004, respectively.

Product Development:

Product development expenditures are expensed as incurred.

Basic and Diluted Net Loss Per Common Share:

Basic and diluted earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similarly to basic loss per common share except that the denominator is increased to include common share equivalents. Diluted net loss per common share does not differ from basic net loss per common share since potential common shares from the exercises of stock options and warrants and the conversion of debt are anti-dilutive for all periods presented The following common share equivalents were excluded from the calculation of net loss per common share at December 31, (in thousands):

	2006	2005	2004
Stock Options	20,977	16,541	15,650
Warrants	36,842	7,361	10,242
Convertible Debentures	—	2,095	6,190
Convertible Bridge Notes	26,483	—	—
	84,302	25,997	32,082

Reclassifications:

Certain prior period amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements:

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 155 will have on our financial statements.

In July 2006, the Financial Accounting Standards Board issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company; both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the balance sheet prior to adoption and the amounts recognized in the balance sheet after adoption will be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. We do not believe that the adoption of FIN 48 will have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides guidance for quantifying financial statement misstatements. The Company adopted the provisions of SAB 108 in 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In December 2006, the FASB issued FSP EITF No. 00-19-2, “Accounting for Registration Payment Arrangements” (FSP 00-19-2) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. We do not believe that the adoption of FSP 00-19-2 will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 159 will have on its financial statements.

3. INVENTORIES

Inventory consisted of the following (in thousands):

	December 31,
	2006	2005
Raw materials	$89	$956
Finished goods	211	470
	300	1,426
Less Inventory Reserve	—	(75)
	$300	$1,351

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following (in thousands):

		December 31,
	Estimated Useful Life	2006	2005

Machinery and equipment	5-10 years	$1,114	$1,062
Office furniture, fixtures and capitalized software	1-5 years	541	466
Vehicles	5 years	62	165
		1,717	1,693
Less Accumulated depreciation		(406)	(168)
		$1,311	$1,525

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was approximately $267,000, $157,000 and $29,000, respectively.

5. NOTES RECEIVABLE

On March 28, 2005, pursuant to the 2005 acquisition we issued to David Creasey, a principal of pHarlo Citrus Technologies and Indian River Labs, in the amount of $625,000. This loan is evidenced by a promissory note and secured by options and stock that Mr. Creasey holds in our company. As of December 31, 2006, the balance of this note is approximately $719,000 including accrued interest of approximately $94,000.

6. GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets at their estimated fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill is tested annually for impairment, or more frequently when indicators of impairment are present. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, SFAS No. 142 requires performance of the second step of the impairment testing for the reporting unit. The second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying value of the reporting unit goodwill. Any excess of the carrying value of the goodwill over the implied fair value will be recorded as an impairment loss. The implied fair value of goodwill is determined in the same manner as would occur in a purchase transaction, treating the fair value of the reporting unit as the equivalent of the purchase price and deducting from that amount, the fair value of the net assets assigned to the reporting unit. The Company, in its entirety, comprises a single reporting unit for the purpose of this impairment calculation.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

In June 2006 and again in December 2006, based on the following impairment indicators, the Company tested goodwill and intangible assets for impairment:

•    an expectation that third and fourth quarter 2006 revenue projections would not be attained;

•    a decrease in expected future cash flows; and

•    a decline in the market price of the Company’s common stock

The Company considered these impairment indicators and, determined the fair value of the Company’s single reporting unit utilizing the discounted cash flow method in June 2006 and a weighted average income approach in December 2006. The analysis indicated that the carrying amount of the reporting unit exceeded its fair value. Accordingly, the second step was performed. The combined results of the June and December impairment tests resulted in the recognition of non-cash impairment charges to identifiable intangible assets and goodwill of $12.2 million and $31.8 million, respectively.

The Company’s specifically identifiable intangible assets, which consist exclusively of utility patents, are reported at cost, net of accumulated amortization. These intangible assets are being amortized using the straight-line method over their estimated useful lives of 10.5 years.

The net carrying values of goodwill and other intangible assets at December 31, 2006 were as follows (in thousands):

	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount/ Adjusted Basis

Amortizable utility patents	$22,500	$12,239	$2,374	$7,887

Goodwill	$41,677	$31,842	$—	$9,835

The net carrying values of goodwill and other intangible assets at December 31, 2005 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount/ Adjusted Basis

Amortizable utility patents	$22,500	$938	$21,562

Goodwill	$41,677	$—	$41,677

The Company recorded amortization expense of $1,436,000 and $938,000 related to the other intangible assets for the years ended December 31, 2006 and 2005, respectively.

Future expected amortization of intangible assets at December 31, 2006 was as follows (in thousands):

2007	$827
2008	827
2009	827
2010	827
2011 and thereafter	$4,579

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2006	2005
Accrued wages	$90	$162
Accrued interest	148	119
Liquidated damages	464	286
Accrued legal and accounting fees	240	322
Accrued consulting	198	173
Registration rights liability	—	235
Litigation settlement	423	—
Accrued purchases	99	—
Other	847	315
	$2,509	$1,612

8. STOCKHOLDERS’ EQUITY:

In December 2004, the Company completed the private placement of 9,406,250 shares of its common stock with several accredited investors for an aggregate purchase price of $13,868,000, net of issuance costs. Since the common shares related to this private placement were not issued until 2005, the net proceeds from this offering were classified as common stock subscribed at December 31, 2004.

During the year ended December 31, 2004, stockholders’ equity was also increased as a primary result of (i) the allocation of proceeds to the approximate 19.5 million warrants and embedded conversion features associated with the issuance of convertible debentures , (ii) the conversion of approximately $2.0 million of debentures into approximately 18.2 million shares of common stock, (iii) the exercise of approximately 14.5 million warrants generating cash proceeds of approximately $1.2 million, (iv) stock -based compensation of approximately $373,000 and (v) the issuance of common stock, warrants and options for services of approximately $685,000.

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

In September 2005, the Company completed the private placement of 2,947,545 shares of its common stock with several accredited investors for an aggregate purchase price of approximately $6,485,000 or $2.20 per share. As part of the private placement, the Company also (i) issued 1,473,769 warrants to purchase the Company’s common stock at $3.00 per share and (ii) entered into a Registration Rights Agreement (as discussed in more detail in Note 2).

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

On January 26, 2006, the Company issued to accredited investors 13,335,925 units consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $1.00 per share for $0.70 per unit, with net proceeds of $8.7 million. In connection with this private placement, the Company entered into a Registration Rights Agreement with the investors pursuant to which the Company agreed to register common shares issued, as well as the shares underlying the warrants. The Company filed the registration statement in April 2006. The Company incurred issuance costs of approximately $4.6 million, including cash payments and warrants issued to the placement agent.

During the year ended December 31, 2006, stockholders’ equity was also increased as a result of (i) the issuance of options for vendor services of approximately $90,000, (ii) the recording of employee stock-based compensation of approximately $4.9 million, (iii) the conversion of approximately $194,000 of convertible debentures and accrued interest into approximately 2,095,000 shares of common stock, (iv) the exercise of warrants and stock options for approximately 1,613,000 shares of common stock generating cash proceeds of approximately $73,000, and (v) the allocation of value to warrants to purchase approximately 13,315,000 shares of common stock and the recording of beneficial conversion features associated with the December 2006 convertible debt offering.

9. WARRANTS AND STOCK OPTIONS

Warrants:

Outstanding warrants were as follows at December 31, 2006:

•	Warrants to purchase 524,850 shares of common stock issued with notes payable in November 2002. The warrants have a five year term and were issued with an exercise price of $2.00 per share.

•
Warrants to purchase 300,000 shares of common stock issued to pHarlo in connection with a license agreement in November 2002. The warrants have a five year term and were issued with an exercise price of $0.25 per share.

•	Warrants to purchase 3,100,000 shares of common stock issued to consultants in November 2002. The warrants have a five year term and were issued with an exercise price of $0.25 per share.

•	Warrants to purchase 400,000 shares of common stock issued to a consultant in May 2005. The warrants have a five year term and were issued with an exercise price of $0.25 per share.

•
Warrants to purchase 562,500 shares of common stock issued to a placement agent in connection with the December 2004 private placement. The warrants have a five year term and were issued with an exercise price of $2.00 per share.

•
Warrants to purchase 1,473,770 shares of common stock issued to investors in connection with the September 2005 private placement. The warrants have a five year term and were issued with an exercise price of $1.00 per share.

•
Warrants to purchase 13,335,925 shares of common stock issued to investors in connection with the January 2006 private placement. The warrants have a five year term and were issued with an exercise price of $1.00 per share.

•
Warrants to purchase 800,155 shares of common stock issued to a placement agent in connection with the January 2006 private placement. The warrants have a five year term and were issued with an exercise price of $1.00 per share.

•
Warrants to purchase 10,666,656 shares of common stock issued to lenders in connection with the December 2006 convertible debt offering. The warrants have a four year term and were issued with an exercise price of $0.09 per share.

•
Warrants to purchase 2,648,277 shares of common stock issued to a placement agent in connection with the December 2006 convertible debt offering. The warrants have a four year term and were issued with an exercise price of $0.0725 per share.

•	Warrants to purchase 3,030,000 shares of common stock issued to employees in December 2006. The warrants have a five year term and were issued with an exercise price of $0.14 per share.

The following table summarizes the Company’s warrant activity for the years ended December 31, 2004, 2005 and 2006:

	Number of shares	Exercise Price per share	Weighted average exercise price per share
Outstanding, January 1, 2004	4,284,850	$0.25 - $2.00	$ 0.46
Granted	20,424,000	$0.10 - $2.00	$ 0.22
Exercised	(14,466,500)	$0.05 - $0.25	$ 0.08
Outstanding, December 31, 2004	10,242,350	$0.05 - $2.00	$ 0.37
Granted	1,473,770	$1.00	$ 1.00
Exercised	(4,355,000)	$0.01 - $0.25	$ 0.07
Outstanding, December 31, 2005	7,361,120	$0.05 - $2.00	$ 0.63
Granted	30,481,013	$0.0725 - $1.00	$ 0.52
Exercised	(1,000,000)	$0.01	$ 0.01
Outstanding, December 31, 2006	36,842,133	$0.0725 - $2.00	$ 0.55

The Warrants granted pursuant to the April 2004 Private Placement originally had exercise prices of $0.10 and $0.20. However, in accordance with the terms of the agreement and upon specified events the exercise price of all warrants issued in this placement were modified to $0.05 per share in September 2004 and further modified to $0.01 per share in May 2005. All of the warrants issued in connection to the April 2004 Private Placement were exercised during 2006.

The Warrants granted pursuant to the July 2004 Private Placement originally had an exercise price of $0.25. However, in accordance with the terms of the agreement and upon specified events the exercise price of all warrants issued in this placement were modified to $0.05 per share in September 2004 and further modified to $0.01 per share in May 2005. All of the warrants issued in connection to the July 2004 Private Placement were exercised during 2006.

The Warrants granted pursuant to the September 2005 Private Placement originally had an exercise price of $3.00. In January 2006, in connection with an amendment to the agreement the exercise price of the warrants was reduced from $3.00 to $1.00 per share.

As of December 31, 2006, the weighted average contractual life of warrants outstanding is approximately 3.7 years.

Stock Options:

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R requiring the recognition of compensation expense based upon the grant date fair value of its stock-based compensation awards. The effect of adopting SFAS No. 123R was an increase in net loss per share of $0.05 for the year ended December 31, 2006.

In accordance with SFAS No. 123R, the Company uses the Black-Scholes option pricing model to measure the fair value of its option awards granted after January 1, 2006. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. The stock options were valued taking into consideration forfeiture rates ranging from 6.6% to 14.5%. The estimated forfeiture rate is determined quarterly for unvested options based on the historical rates of forfeiture. The resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. The fair value of options granted during the year ended December 31, 2006 was estimated using the Black-Scholes model and the following assumptions: risk-free rate of return ranging from 4.61% to 5.01%; zero estimated dividend yield; expected terms ranging from 2.12 years to 6.07 years and volatility ranging from 132% to 139%.

The Company’s estimate of an expected option term was derived based on the average of the sum of the vesting term and the original contract term. The estimated stock price volatility was derived based on a review of the Company’s actual historic volatility for a period equal to the expected term of its stock options awarded in the year ended December 31, 2006, by reference to actual stock prices during this period and historic stock prices over the past five years. The risk free interest rate was based on the five year Treasury note.

A summary of stock option activity is as follows:

	Number of shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2004	2,400,000	$0.25
Granted	13,250,000	$0.58
Outstanding, December 31, 2004	15,650,000	$0.53
Granted	4,084,999	$2.30
Exercised	(480,000)	$0.25
Cancelled	(2,714,222)	$0.97
Outstanding, December 31, 2005	16,540,777	$0.91
Granted (1)	9,455,000	$0.70
Exercised	(883,333)	$0.25
Cancelled	(1,471,743)	$1.37
Outstanding, December 31, 2006	23,640,701	$0.60	8.16	$463,300

Options exercisable at December 31, 2004	9,244,438	$0.37
Options exercisable at December 31, 2005	13,774,886	$0.82
Options exercisable at December 31, 2006	21,032,004	$0.58	8.02	$392,538

(1) includes 3,030,000 warrants granted as compensation during 2006.

The following table summarizes additional information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
	Outstanding as of December 31, 2006	Weighted- Average Remaining Contractual Term (years)	Weighted-Average Exercise Price	Exercisable as of December 31, 2006	Weighted- Average Exercise Price
$0.11 - $0.14	8,340,000	9.01	$0.13	6,767,501	$0.13
$0.25	8,192,223	7.11	$0.25	8,192,223	$0.25
$0.67 - $1.00	3,287,813	8.64	$0.90	2,518,281	$0.87
$1.45 - $1.75	1,866,666	7.88	$1.47	1,866,666	$1.47
$2.01 - $2.47	899,999	8.35	$2.26	899,999	$2.26
$2.70 - $3.14	976,000	8.40	$2.97	709,334	$2.96
$3.32 - $4.70	78,000	8.24	$3.96	78,000	$3.96
	23,640,701			21,032,004

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $0.50, $2.62 and $0.51 per share, respectively. The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock at December 31, 2006 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2006. During the year ended December 31, 2006, 2005 and 2004 the aggregate intrinsic value of options exercised was $168,357, $1,531,800 and $-0-, respectively.

As of December 31, 2006, future compensation cost related to non-vested stock options and warrants, less estimated forfeitures, is approximately $1,268,618 and will be recognized over an estimated weighted average period of 0.83 years. The total fair value of shares vested during the year ended December 31, 2006, 2005 and 2004 was $4,158,888, $8,050,433 and $3,442,459, respectively. During the year ended December 31, 2006, 5,060,000 options to 13 grantees with a weighted average exercise price of $1.17 were repriced to $0.11 to $0.14 (a weighted average exercise price of $0.12) resulting in additional compensation cost over the vesting terms of the options of approximately $120,000. In addition, the remaining vesting period of 1,118,750 of these options was accelerated from a weighted average of 1.07 years to immediate. The Company currently expects to amortize the following amounts of stock-based compensation related to stock options outstanding as of December 31 2006 as follows:

2007	$1,124,913
2008	159,705
2009 and thereafter	—

10. EQUITY INVESTMENT

In April 2005, the Company purchased a 27% equity interest in Biofilm Strategies Corporation (“Biofilm”) from Electric Aquagenics Unlimited, Inc. The Company concluded that the 27% equity interest in Biofilm was a significant variable interest, as defined by FIN No. 46(R) “Consolidation of Variable Interest Entities”; however, since the Company is not the primary beneficiary of Biofilm, the Company was not required to consolidate the accounts of Biofilm. Accordingly, the 27% interest was accounted for under the equity method. In the fourth quarter of 2006, negotiations to license the Biofilm product from the owner and inventor of the product failed and the Company is currently exploring all legal remedies. The value assigned to the Biofilm investment was based on the commercialization potential of the Biofilm product. In absence of this license and in absence of any revenues expected to be realized by Biofilm from other sources, the Company concluded that the investment in Biofilm is other than temporarily impaired. Consequently, during 2006, the Company wrote-off the balance of the investment in Biofilm of approximately $665,000.

11. NOTES RECEIVABLE

From time to time and prior to the 2005 acquisition of the pHarlo assets, the Company made loans to PCTI and affiliated parties to finance a production facility to produce the products that the Company was licensing from PCTI. All of the loans were cancelled on July 15, 2005 upon the completion of the 2005 Acquisition, with the exception of the March 28, 2005 note with one of the former owners of PCTI in the amount of $625,000, which remains due and bears interest at 10% per annum. The balance outstanding including accrued interest as of December 31, 2006 is approximately $719,000 of which $ 50,000 is current. The Company is continuing to negotiate formal repayment terms on this note and expects that the note will be fully repaid by the end of 2008.

12. NOTES PAYABLE

Convertible Debentures:

In April 2004, the Company entered into a Securities Purchase Agreement with several investors by which the Company issued and sold $800,000 of convertible debentures and issued warrants to purchase 16,000,000 shares of common stock. The April 2004 debentures were payable three years from issuance, bore interest at 7% per annum and were convertible into shares of common stock at a price of $0.05 per share. At December 31, 2005, there remained $75,000 outstanding under this agreement. The outstanding balance was converted to 1,500,000 shares of common stock during 2006.

In July 2004, the Company entered into another Securities Purchase Agreement with several investors under which the Company issued and sold in a private placement $1,647,674 of convertible debentures, at a discount of $263,074, for a net amount of $1,384,600 and issued warrants to purchase 3,461,500 shares of common stock at a price of $0.20 per share. The July 2004 Debentures were payable two years from issuance, bore interest at 7% per annum and were convertible into shares of common stock at a price of $0.20 per share. At December 31, 2005, there remained $119,000 outstanding under this agreement. The outstanding balance was converted into 595,000 shares of common stock during 2006.

The following tables summarize the conversion activity of the April 2004 Debentures and the July 2004 Debentures:

	April 2004 Debentures	July 2004 Debentures	Total

Principal amount	$800,000	$1,647,674	$2,447,674
2004 conversion (excludes accrued interest of $5,673)	(533,000)	(1,477,694)	(2,010,694)
Principal outstanding at December 31, 2004	267,000	169,980	436,980
2005 conversion	(192,000)	(50,980)	(242,980)
Principal outstanding at December 31, 2005	$75,000	$119,000	$194,000
2006 conversion	(75,000)	(119,000)	(194,000)
Principal outstanding at December 31, 2006	$—	$—	$—

Notes Payable to Shareholders:

During the year ended December 31, 2002, the Company completed a private placement offering for cash proceeds of $524,850. The Company issued 524,850 shares of common stock, issued warrants to purchase 524,850 shares of common stock at a price of $2.00 per share and issued 5% promissory notes with a face value of $524,325, to the investors. The principal amount and accrued interest are due on November 26, 2007.

	December 31,
	2006	2005
Notes payable, with interest at 5%, fair value	$524,325	$524,325
Less: Discount to record note at fair value	(224,149)	(224,149)
	300,176	300,176

Less: Note converted into equity	(49,950)	(49,950)
Amortization of discount to December 31, 2006	216,835	193,564
	467,061	$443,790

The fair value attributed to the notes is based upon the fair value of the underlying financial instruments. The discount resulting from recording the notes at fair value is being amortized using the effective interest method over the five-year term of the notes.

Note Payable IRL:

As partial consideration for the purchase of the pHarlo assets (see Note 12), Tasker issued a promissory note in the amount of $1,931,973 to IRL. The promissory note bears interest of 3.4% per annum and is payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007. The following schedule outlines the activity for this note during 2006 and 2005:

	December 31,
	2006	2005
Note payable, with interest at 3.4%, fair value	$1,931,973	$1,931,973
Principal repayments	(1,252,944)	(408,686)
	679,029	1,523,287

Current portion—Note payable—Acquisition of IRC	679,029	445,840
Non-current portion—Note payable—Acquisition of IRC	—	1,077,447
	$679,029	$1,523,287

Convertible Bridge Notes:

In December 2006, as amended in February 2007, the Company began a Convertible Bridge Note Offering in which the Company agreed to issue and sell up to $5,500,000 of convertible bridge notes and warrants to purchase approximately 30.6 million shares of common stock at $0.09 per share. The warrants expire in seven years from the date of issuance. The Convertible Bridge Notes mature six months from issuance and have various maturity dates starting June 1, 2007, bear interest at 10% per annum and are convertible into shares of common stock at a price of $0.0725 per share, including interest, for an aggregate of approximately 79.7 million shares of common stock.

As of December 31, 2006, the Company had sold $1,920,000 of the Convertible Bridge Notes and issued 10,666,656 warrants. All of the proceeds were allocated to the warrants and embedded beneficial conversion feature (see discussion below). The combined discount is being amortized as additional (non cash) interest expense with a corresponding increase to the Convertible Bridge Notes over the six-month term of the notes using the effective interest method. As of December 31, 2006, the Company had amortized $320,000 of the combined discount to interest expense.

In recording the Convertible Bridge Notes, the Company first allocated the proceeds from the sale of the Convertible Bridge Notes between the Convertible Bridge Notes and the warrants based upon their relative fair values, resulting in the recognition of a discount of $539,221. The value of the warrants was computed using the Black-Scholes option pricing model. Second, in accordance with EITF No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” after allocating a portion of the Convertible Bridge Note proceeds to the warrants, the Company calculated the value of the embedded beneficial conversion feature in the note by comparing the carrying value of the proceeds, net of the warrant discount, to the fair value of the shares issuable upon conversion of the debentures. If there is a beneficial conversion, it is recognized, as an additional discount to the extent of the remaining proceeds. The Company recognized an additional discount of $1,380,777 for the embedded beneficial conversion feature.

In addition, the Company paid cash of $192,000 and issued warrants to purchase 2,648,277 shares of common stock at $0.0725 per share to a placement agent. The total fee of $600,690, including the fair value of the warrants issued, has been recorded as deferred financing costs and is being amortized as additional (non cash) interest expense over the life of the notes using the effective interest method.

13. ACQUISITION OF PHARLO ASSETS

On July 15, 2005, the Company executed an asset purchase agreement (the “Asset Purchase Agreement”) whereby the Company purchased all of the assets that relate to the Company’s product applications and fields of use (the “pHarlo assets”) from the Selling Entities, including, but not limited to, utility patent applications, equipment, inventories and existing contracts for a purchase price of $64.3 million. In consideration of the purchase price the Company issued 18,992,388 shares of common stock valued at approximately $56.98 million, issued a promissory note in the approximate amount of $1,932,000, cancelled notes receivable totaling $2,543,000, paid cash of $1,428,000 and incurred acquisition costs of approximately $1,421,000.

The acquisition of the pHarlo assets was accounted for as a business combination in accordance with SFAS No. 141 “Business Combinations” and accordingly, the tangible and intangible assets acquired and liabilities assumed have been recorded at their estimated fair values as of the date of the acquisition, with the resulting excess purchase price being recorded as goodwill. As a result of the acquisition, the Company owns the utility patent applications and provisional patent applications associated with the pHarlo technology in the Company’s field of use. In addition to the acquisition of these patent applications, the Company received the right of first refusal to purchase any other utility patent applications that may be developed by a third party based on the pHarlo technology. The acquisition of these patents will allow the Company to manufacture its products at a lower cost than it would otherwise have incurred by licensing the underlying technology.

The purchase price was allocated to assets acquired and liabilities assumed, as follows:

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

14. INCOME TAXES

A reconciliation of income tax expense to the benefit computed at the statutory rate of 34% for the years ended December 31, 2006, 2005 and 2004 is approximately as follows:

	2006	2005	2004
Benefit at statutory rate	$(21,400,000)	$(6,211,000)	$(2,064,000)
Non-cash interest on Convertible Debentures	—	—	832,000
Stock-based compensation	—	165,000	188,000
Beneficial conversion feature	92,000	—	—
State and local taxes, net of federal benefit	(3,777,000)	(1,096,000)	(364,000)
Adjustment of prior year accrual	(324,000)	—	—
Change in valuation allowance	25,390,000	367,000	(248,000)
Other	19,000	36,000	(100,000)
	$—	$—	$—

Significant components of the Company’s deferred income tax assets and liabilities at December 31, 2006 and 2005 are approximately as follows:

	2006	2005
Deferred tax assets:
Net operating losses	$13,355,000	$7,215,000
Intangible assets	16,038,000
Stock -based compensation	3,409,000	1,464,000
Reserves	1,236,000	553,000
Valuation allowance	(33,566,000)	(8,637,000)
Net deferred tax assets	$472,000	$595,000
Deferred tax liabilities:
Depreciation & Amortization	$(12,000)	(595,000)
Beneficial Conversion	(460,000)
Total deferred tax liabilities	(472,000)	(595,000)
Net deferred tax assets	$—	$—

As of December 31, 2006, the Company has a U.S. Federal net operating loss carry forward of approximately $33.1 million, which will expire commencing 2019 through 2026, if not utilized. Under Internal Revenue Code Section 382, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined over a three year period. The amount of such limitation, if any, has not been determined.

Management of the Company has decided to record a valuation allowance for its full net deferred tax asset, as it is more likely than not that the Company will not be able to utilize these deferred tax assets against future income, in addition to possible limitations of the net operating losses due to various changes in ownership over the past year. Our valuation allowance increased $24,929,000 and $6,775,000 during the years ended December 31, 2006 and 2005, respectively.

15. COMMITMENTS AND CONTINGENCIES

Patent and Technology Sub-License Agreement with pHarlo IP

In connection with the 2005 Acquisition, the Company entered into a Patent and Technology Sub-License Agreement with pHarlo IP, LLC (“pHarlo IP”), in which pHarlo IP has agreed to provide to the Company technical assistance necessary to implement, refine and exploit the base patents to the pHarlo technology in the Company’s fields of use. In consideration for the technical assistance, the Company agreed to pay to pHarlo IP certain research and development fees (“R&D Fees”). The R&D Fees may be subject to recovery by the Company in certain circumstances described below.

On January 26, 2006 the Patent and Technology Sub-License Agreement was amended to restructure the R&D Fees payable to pHarlo IP, eliminating the requirement for advance payments of contractually specified amounts in lieu of quarterly payments in arrears based on actual sales of products using the pHarlo technology. The amended Sub-License Agreement provided for minimum fees of $150,000, capped at $500,000, for fiscal 2006. There are no other minimum R&D Fees payable after 2006, although R&D Fees for all subsequent years are capped at specified rates.

Wynn Starr Agreement

In 2004 the Company entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement, as amended through January 23, 2007, the Company has granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. In return for this license, Wynn Starr will purchase licensed products from the Company and will withhold up to 25% of the net sale price per gallon sold, based on different increments of achieved net sale prices. The Amended agreement also includes other target performance criteria such that, if met by Wynn Starr, the Company will issue to Wynn Starr a warrant to purchase up to 1,300,000 shares of our common stock with an exercise price based upon the closing price of our common stock on January 23, 2007, the date of the amendment. As of December 31, 2006 no royalties were due and none had been paid to us under this royalty arrangement. Steven B. Zavagli, a former member of our board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

Agreement with Richard Kirby

In 2004, and prior to the 2005 acquisition of the pHarlo assets, the Company entered into a Settlement Agreement and General Release, effectively purchasing the exclusive rights of first refusal to applications of the pHarlo technology from Richard J. Kirby, a developer who had purchased the rights in 2002. Under the terms of the settlement agreement, Mr. Kirby assigned and granted all his rights, titles and interests in his license agreements with pHarlo Citrus Technologies to the Company in exchange for a fee equal to one half of one percent (0.5%) of net revenues generated from products using the pHarlo technology, in an amount not to exceed $400,000 in any one calendar year. In January 2006, the Settlement Agreement and General Release was amended to reduce the maximum annual fee payable to Mr. Kirby to sixty-five percent of one half of one percent, or 0.325% of net revenues generated from products using the pHarlo technology, not to exceed $260,000 in any one calendar year. The amendment also provided for payment of a fee equal to thirty five percent of one half of one percent or 0.175% of net revenues generated from products using the pHarlo technology, not to exceed $140,000 in any one calendar year to be paid to Mr. Tri Van To. As of December 31, 2006 , under this agreement, the Company had paid fees to Mr. Kirby and Mr. To of approximately $76,000 and $8,000, respectively, in excess of the of the amounts earned under the agreement. In February 2007, Mr. Kirby agreed to forego any future fees in exchange for the forgiveness of any previous overpayments and a lump sum payment of $95,000. The agreement, as it relates to Mr. To, continues until the termination of or expiration of pHarlo Citrus Technologies’ patent to the licensed technology.

Consulting Agreement with Gordon Davis

In February 2007, the Company entered into an amendment with Mr. Gordon Davis, which amendment amends that certain Consultant Agreement dated February 2, 2006 by and between the Company and Mr. Davis dated as of January 16, 2007 which provides for among other things (i) payment to Mr. Davis of $50,000 in cash for past due amounts owed under the original consulting agreement, (ii) payment of $3,000 per month for nine months starting January 2007 and payment of $7,000 per month for sixteen months starting October 2007, (iii) repricing of stock options exercisable for 1,750,000 shares of Common Stock such that the exercise price for such stock options be reduced to an exercise price per share equal to $0.16, (iv) the right of the Corporation to terminate Davis’ consultancy other than for cause at any time upon notice to Davis (with the obligation to pay Davis consulting fees otherwise due for the remainder of the term), and (v) the granting of mutual general releases.

Litigation and Claims

The Company is involved in certain legal proceedings and is subject to certain lawsuits, alleged claims and regulations in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, the Company believes that their resolution will not have a material adverse effect on the Company's financial statements.

The following is a list of the Company’s litigation matters:

On October 26, 2005, a civil action captioned The BOC Group, Inc. v. Tasker Capital Corp., Randy Cable, and Shaun Porter was filed in the United States District Court for the District of Connecticut. In the complaint, The BOC Group alleges that Mr. Porter and Mr. Cable, employees of Tasker, have breached certain restrictive covenants contained in their employment agreements with The BOC Group, and that the Company tortuously interfered with The BOC Group’s agreements with Mr. Porter and Mr. Cable. The BOC Group also claimed that the Company, Mr. Porter and Mr. Cable violated Connecticut’s statutes governing trade secrets and unfair trade practices. In July 2006, the matter was resolved by payment of $50,000 to The BOC Group.

On January 5, 2006, a civil action captioned Robert L. Mandell, D.M.D., and Anthony M. Boschetti, D.M.D. v. Tasker Products Corp., Arthur P. Bergeron and Richard J. Kirby was filed in the Middlesex Superior Court in Massachusetts. In the complaint, the plaintiffs allege that the Company, our former President, Mr. Bergeron, and our alleged former agent, Mr. Kirby, breached an agreement to pay for a study regarding our Breath Rephresh™ product, a mouthwash predecessor to Close Call. The plaintiffs seek recovery of $100,000 in connection with the breach of contract claim. In March 2007 the Company reached an agreement in principle to resolve this matter by the payment of $40,000 and the issuance of a warrant for the purchase of 50,000 shares of our common stock at an exercise price of $0.15 per share.

On January 18, 2006, a civil action captioned Dallas XXIX Corporate Square, L.P., v. Coast to Coast Laboratories and Tasker Capital Corp. was filed in the Circuit Court of Pinellas County, Florida. The plaintiff alleged that Coast to Coast Laboratories Corp., a wholly owned subsidiary of the Company, breached a lease agreement and that the Company breached a guaranty. In June 2006 the matter was resolved by payment of $25,000 to Dallas XXIX Corporate Square, L.P. The settlement and the stipulation of dismissal with prejudice were filed with the Court.

On May 25, 2006, a civil action captioned James Collins v. Tasker Products Corp. was filed in the Connecticut Superior Court for the Judicial District of Stamford. In the complaint, Mr. Collins alleged that Tasker breached his employment agreement with the Company. Specifically, Mr. Collins alleged that he was due severance compensation pursuant to the employment agreement. On June 29, 2006, the Company filed an answer to the complaint. The answer also alleged numerous counterclaims against Mr. Collins, including a violation of Connecticut’s Uniform Trade Secrets Act, breach of duty of loyalty and various computer related offenses. The Company sought permission to implead our former President and CEO, Robert P. Appleby, for breach of duty of care, breach of duty of loyalty, and fraud in the inducement related to his entering into the employment agreement with Mr. Collins. In February 2007 the Company entered into a settlement agreement with Mr. Collins. The settlement agreement provides for among other things, payment to Mr. Collins of $400,000 in cash, acceleration of stock options exercisable for 1,000,000 shares of common stock, registration of the shares of common stock underlying such stock options, granting of mutual general releases and withdrawal by Mr. Collins of the lawsuit with prejudice as soon as all other terms of the settlement agreement have been satisfied.

On January 2006, the Company received correspondence from Provco Ventures I, LP, an investor in our September 2005 private placement, alleging potential securities law claims in connection with the September 2005 private placement. On March 6, 2007, the Company paid Provco Ventures $50,000 in settlement of its claim.

15. EMPLOYMENT AGREEMENTS

In February 2006, the Company entered into an employment agreement with Stathis Kouninis in connection with his appointment as Chief Financial Officer. Under the terms of the agreement, Mr. Kouninis will receive a base salary of $165,000 per year and the right to participate in the Company’s existing benefit plans, with bonus payments to be made at the discretion of the Board of Directors. The Company also granted stock options to purchase 450,000 shares of common stock at an exercise price of $1.00 per share to Mr. Kouninis in connection with this agreement. The options have a ten-year term, less one day and vest over a two- year period from the date of grant. The employment agreement will have a term of three years with provision for automatic renewal for successive one-year terms and provides for severance payments under certain conditions.

In December 2006, Lanny R. Dacus was appointed President and Chief Executive Officer of the Company. In connection with this appointment, the Company entered into an employment agreement with Mr. Dacus. Under the terms of the agreement, Mr. Dacus will receive a base salary of $60,000 per year and the right to participate in the Company’s existing benefit plans, with bonus payments to be made at the discretion of the Board of Directors. The Company will provide Mr. Dacus with a Company automobile during the term of the employment agreement. The Company also granted warrants to purchase 4,777,778 shares of common stock at an exercise price of $0.11 per share to Mr. Dacus in connection with this agreement. The warrants have a ten- year term and vest over a two-year period from the date of grant. The Company granted additional warrants to purchase 13,222,222 shares of common stock, with vesting terms contingent upon Mr. Dacus’ achievement of contractually specified performance goals.

16. OPERATING LEASE

On April 19, 2005, the Company entered into a five -year lease effective May 1, 2005, for executive office at an annual base rent of $173,660, subject to modest annual increases thereafter. As part of the 2005 Acquisition, the Company assumed a five-year lease for manufacturing, warehousing and office space at an annual base rent of $114,000.

Future aggregate minimum annual rental payments under these facility leases for the next five years is shown in the schedule below. In addition, the annual lease expense for leased vehicles is approximately, $60,000, $12,000 and $1,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

Future Minimum Facility Lease Payments

2007	$301
2008	301
2009	272
2010	47
Total	$921

Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $304,000, $340,000 and $57,000, respectively.

17. RELATED PARTY TRANSACTIONS

In 2004, the Company entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement, as amended through January 23, 2007, the Company has granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. In return for this license, Wynn Starr will purchase licensed products from the Company and will withhold up to 25% of the net sale price per gallon sold, based on different increments of achieved net sale prices. The Amended agreement also includes other target performance criteria such that, if met by Wynn Starr, the Company will issue to Wynn Starr a warrant to purchase up to 1,300,000 shares of our common stock with an exercise price based upon the closing price of our common stock on January 23, 2007, the date of the amendment. As of December 31, 2006, no royalties were due and none had been paid to us under this royalty arrangement. Steven B. Zavagli, a former member of our board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

The Company paid Mr. Gordon O. Davis, the former Chairman of the Board of Directors, approximately $60,000 for consulting services during the twelve months ended December 31, 2006.

The following table summarizes related party transactions during the years ended December 31, 2006 and 2005. There were no payments to related parties in 2004:

	2006	2005
Remuneration paid and payable to a director	$110,000	$318,000
Rent reimbursed to a director	—	$35,000

In March 2007, the Company’s board of directors approved that the Company enter into an employment agreement with Mr. Greg Osborn in connection with his appointment as Director and Chairman of the Board of Directors. Mr. Osborn is the Managing Partner of the placement agent for the Convertible Bridge Notes (see Note 21).

18. SEVERANCE PAYMENTS

On February 8, 2006, the Company entered into a Separation Agreement and General Release with Robert D. Jenkins in connection with Mr. Jenkins’ resignation as the Company’s Chief Financial Officer, Treasurer and Secretary. Pursuant to the Separation Agreement and General Release, the Company agreed to continue paying Mr. Jenkins at his current annual base salary rate of $200,000 through June 28, 2006. Under the terms of the agreement Mr. Jenkins was also eligible to participate in the Company’s medical and dental plans thru August 31, 2006, with the Company continuing to pay eighty percent (80%) of the premiums for such coverage. In addition, the Company agreed that the exercise period for Mr. Jenkins’ options to purchase 1,000,000 shares of the Company’s common stock would be reduced from 10 years from the grant date to 5 years from the grant date.

As of December 14, 2006, Richard Falcone resigned as Chief Executive Officer and a director of the Company. In connection with his resignation Mr. Falcone entered into an agreement with the Company pursuant to which the Company agreed to pay Mr. Falcone a settlement payment of $150,000. Also under the Agreement Mr. Falcone retained stock options to purchase 2,600,000 shares of the Company’s common stock, the terms of which were amended to accelerate the vesting, allow for cashless exercise and reduce the exercise price to $0.11 per share. Mr. Falcone was also granted the continued use of an automobile leased by the Company and is entitled to reimbursement of medical insurance costs through December 31, 2007.

19. SEGMENTS - ENTERPRISE WIDE DISCLOSURES

The Company owns several utility patents that allow it to produce, market and distribute certain product applications related to these utility patents. In 2005, the Company began selling two product applications, Unifresh® Footbath and Close Call™ and then added Tasker Pacific Blue™ Seafood Wash and Unifresh® Pen Spray products. The Chief Operating Decision Maker (CODM) of the Company is the President and CEO. The operating results of each product application, other than for revenues, are not separately tracked or reported. Operating results by product application are not reviewed by the CODM because discrete financial information is not available. Consequently, as permitted by the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has one reportable segment for financial statement purposes.

Revenue by Product

The Company’s revenue by product is as follows for each of the periods ended (in thousands):

	December 31,
	2006	2005

Unifresh Footbath®	$1,147	$202
Close Call™	174	503
Tasker Pacific Blue™ Seafood Wash	5	—
Unifresh® Pen Spray products	160	—
	$1,486	$705

Dependence on Certain Customers

For the years ended December 31, 2006 and 2005, there were three customers and one customer, respectively that accounted for 10% or more of the Company’s consolidated revenue.

	2006	2005
Customer A	27%	—
Customer B	14%	—
Customer C	11%	—
Customer D	—	18%

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$221	$537	$531	$197
Gross margin	153	392	297	(293)
Net loss	(4,925)	(33,688)	(3,651)	(20,679)
Net loss per share - basic and dilutive	$(0.05)	$(0.32)	$(0.03)	$(0.20)

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$61	$244	$1,128	$(728)
Gross margin	36	160	800	(1,597)
Net loss	(3,284)	(3,713)	(4,208)	(7,064)
Net loss per share - basic and dilutive	$(0.06)	$(0.06)	$(0.05)	$(0.08)

21. SUBSEQUENT EVENTS

Employment agreement:

In March 2007, the Company’s board of directors approved that the Company enter into an employment agreement with Mr. Greg Osborn in connection with his appointment as Director and Chairman of the Board of Directors. The agreement provides for, among other things, a term of up to 21 months, an annual salary of $60,000, an annual bonus at the discretion of the Board, the grant of initial warrants for the purchase of 2,625,000 shares, of common stock, exercisable on a quarterly basis over the term of the agreement at an exercise price of $0.19 per share, the grant of additional warrants exercisable for 7,500,000 shares of common stock at an exercise price of $0.19 per share with vesting contingent upon achievement of contractually specified performance goals (the fair value and the term over which it will be recognized it has not been determined yet), severance payments and a cash payment of $20,000 per month for a period of nine months commencing when the Company reaches profitability. Mr. Osborn is the Managing Partner of the firm that served as placement agent for the Convertible Bridge Notes.

Convertible Bridge Notes

From January 1, 2007, through March 19, 2007 and in connection with the Company’s Convertible Bridge Notes, the Company closed on an additional $3,079,000 of Convertible Bridge Notes that are convertible to purchase approximately 42,468,966 shares of commons stock at a conversion price of $0.0725 per share. In conjunction with these Convertible Bridge Notes the Company issued additional warrants to purchase 17,105,556 shares of common stock with an exercise price of $0.09 per share. The Company also issued warrants to purchase 4,246,897 shares of common stock at an exercise price of $0.0725 per share to the placement agent in connection with the issuance of the notes. The warrants issued and the beneficial conversion feature resulted in a debt discount which will be amortized over the various maturities of the notes.

Warrant and Common stock issuances

•
Between December 1, 2006 and March 12, 2007, the Company issued to accredited investors Convertible Bridge Notes in the aggregate principal amount of $4,999,000. These notes are convertible into 68,951,724 shares of common stock at a conversion price of $0.0725 per share, subject to adjustment. As an inducement for the investors to purchase the Convertible Bridge Notes, the Company issued to these investors four-year warrants to purchase an aggregate of 27,772,222 shares of common stock at an exercise price of $0.09 per share.

•
Between December 1, 2006 and March 12, 2007, the Company issued to the placement agent of the Convertible Bridge Notes four-year warrants to purchase an aggregate of 6,895,172 shares of common stock at an exercise price of $0.0725 per share in consideration for its services as placement agent.

•	In March 2007, the Company issued 2,000,000 shares of its common stock to its placement agent, pursuant to the cashless exercise of 2,983,051 warrants resulting in no cash proceeds to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER PRODUCTS CORP.

By:	/s/ Stathis Kouninis
Stathis Kouninis Chief Financial Officer

Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Greg Osborn Greg Osborn	Chairman of the Board	March 30, 2007

By:	/s/ Lanny Dacus Lanny Dacus	President, Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2007

By:	/s/ Stathis Kouninis Stathis Kouninis	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007

By:	/s/ Joseph P. Carfora Joseph P. Carfora	Director	March 30, 2007

By:	Leon Frenkel	Director

By:	/s/ Frederick G. Ledlow Frederick G. Ledlow	Director	March 30, 2007

By:	/s/ William Miller William Miller	Director	March 30, 2007

By:	/s/ Peter O’Gorman Peter O’Gorman	Director	March 30, 2007