Form 10-K/A
period 2006-12-31
TASKER PRODUCTS CORP
filed 2007-04-27
CIK 1084557

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

•
On December 26, 2006, we granted ten-year warrants to our President and Chief Executive Officer to purchase an aggregate of $18,000,000 shares of common stock, at exercise prices of $0.11 to $0.18 per share, 4,777,778 of which vest over two years, 1,652,778 of which vest March 31, 2007 and 11,569,444 of which vest at various dates through September 30, 2008 upon achievement of contractually specified performance goals.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” requiring the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the year ended December 31, 2006, we recorded approximately $4.9 million of stock based compensation expense, of which approximately $3.1 million was attributable to employee stock options and warrants and the remainder, approximately $1.8 million, was attributable to stock options and warrants awarded to consultants and non-employee board members.

The valuation of employee stock options and warrants is an inherently subjective process since market values are generally not available for long-term, non-transferable employee stock options and warrants. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options and warrants, we used a Black-Scholes pricing model which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option or warrant exercise price,

•	the expected term of the option or warrant,

•	the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,

•	the expected volatility of our common stock,

•	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future), and

•	the risk free interest rate for the expected option or warrant term, and

•	the expected forfeiture rate

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. Our estimate of the expected term was approximately 6 years and was derived based on the weighted average of the sum of the vesting term and the original contract term. In estimating our stock price volatility, we analyzed our historic volatility for a period equal to the expected term of our stock options and warrants awarded in the twelve months ended December 31, 2006, by reference to actual stock prices during this period and calculated an estimated volatility between 132% to 139%. The stock options and warrants were valued taking into consideration forfeiture rates ranging from 6.6% to 14.5%. The estimated forfeiture rate is determined quarterly for unvested options and warrants based on the historical rates of forfeiture. Due to the variety of grant transactions, setting an estimated forfeiture rate by grant is deemed impractical. We believe that each of these estimates, including both expected term and volatility, is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

The specific valuation assumptions noted above were applied to stock options and warrants that we granted subsequent to our adoption of SFAS 123R. We expect that share-based compensation expense will continue to have a material impact on our financial results for all subsequent fiscal years.

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

ITEM 9B.	OTHER INFORMATION

None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning each of our directors and executive officers as of April 20, 2007.

Name	Age	Position
Greg Osborn	42	Executive Chairman and Director
Lanny Dacus	66	President, Chief Executive Officer and Director
Stathis Kouninis	45	Chief Financial Officer, Treasurer and Secretary
Joseph P. Carfora	56	Director
Leonid Frenkel	60	Director
Frederick G. Ledlow	79	Director
William P. Miller	69	Director
Peter O’Gorman	68	Director

Greg Osborn has been Executive Chairman and a director of our company since March 2007. Mr. Osborn is the founder and since 1999 has been the Managing Director of IndiGo Ventures LLC. Between December 2006 and April 2007, IndiGo Ventures served as the placement agent for the offering of our convertible bridge notes. Mr. Osborn received a B.S. in Finance and Economics from Ramapo College of New Jersey. Mr. Osborn serves on the board of directors of Migo Software, Celsia Technologies and The Children of Bellevue. Mr. Osborn is a corporate advisor to Ideavillage.com.

Lanny Dacus has been President, Chief Executive Officer and a director of our company since December 2006. Mr. Dacus was involved in the development and growth of Enterprise Rent-A-Car, where he worked for 26 years, retiring in 1996 as President of its New York Group.

Stathis Kouninis has been Chief Financial Officer of our company since February 2006, Treasurer of our company since March 2006 and Secretary of our company since April 2006. From November 2004 to February 2006, Mr. Kouninis served on the Staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission. From January 2004 to November 2004, Mr. Kouninis was the Director of Finance for Bottomline Technologies, Inc., a publicly traded financial process software company. From January 2003 to December 2003, Mr. Kouninis was the Chief Financial Officer of PCA, Inc., a non-profit educational organization. From May 2000 to January 2003, Mr. Kouninis was Director of Finance for CMGI, Inc., a publicly traded Internet technology company. Mr. Kouninis received a Bachelor of Science degree from the University of Massachusetts, and an Accounting Post Baccalaureate and a Master of Science degree in Taxation from Bentley College.

Joseph P. Carfora has been a director of our company since February 2007. Mr. Carfora is a founding partner and since 2005 has been a senior litigation partner of the firm of Carfora Klar Gallo Vitucci Pinter & Cogan. Previously and from 1999, Mr. Carfora was a partner with Motola Klar Dinowitz & Carfora. Mr. Carfora is a member of the American Bar Association and Association of the Bar of the City of New York. Mr. Carfora is a graduate of California Western School of Law and he holds a Juris Doctor Degree in Law and a Bachelors Degree in Business and Finance.

Leonid Frenkel has been a director of our company since March 2007. Mr. Frenkel is the founder and since 1994 has been the Senior Managing Member of the general partner of Triage Capital Management, a private investment fund. Mr. Frenkel is a graduate of Kiev University with a Masters Degree in Engineering.

Frederick G. Ledlow has been a director of our company since December 2006. Mr. Ledlow has been a private investor since 1995. Mr. Ledlow is the retired president of Cyanamid of Canada (a subsidiary of American Cyanamid now American Home Products). Mr. Ledlow currently serves on the board of directors of Orangeville Inn & Suites, Inc. and has served as a board director and Audit Committee Chairman for National Registry Inc.

William P. Miller has been a director of our company since May 2006. Mr. Miller has been a private investor since 2000. He is a board member and Chairman of the Audit Committee of Helios and Matheson North America (formerly known as The A Consulting Team), a NASDAQ listed company. He is a board member of Beth Israel Hospital, the New York Eye and Ear Infirmary and Lighthouse International.

Peter O’Gorman has been a director of our company since January 2007. Mr. O’Gorman has been a private investor since 2001. Mr. O’Gorman was a former Executive Vice President of the Great Atlantic and Pacific Tea Company.

Determination of Director Independence

The board of directors has determined that each of Joseph P. Carfora, Leonid Frenkel, Frederick G. Ledlow, William P. Miller and Peter O’Gorman, who collectively constitute a majority of the board, meets the general independence standards set forth in the Nasdaq Marketplace rules. In addition, the board has made a subjective determination as to each of the foregoing individuals that no relationships exist that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Committees of the Board of Directors

The board of directors currently has an Audit Committee and a Compensation Committee.

William P. Miller and Frederick G. Ledlow are the members of the Audit Committee. Mr. Miller is the Chairman of the Audit Committee. The board of directors has determined that each member of the Audit Committee meets the Nasdaq Marketplace definition of “independent” for audit committee purposes. The board of directors has also determined that Mr. Miller meets the SEC definition of an “audit committee financial expert.” The functions of the Audit Committee are focused on three areas:

•	the adequacy of our internal controls and financial reporting process and the reliability of our financial statements;

•	the appointment, compensation, retention, and oversight of our independent registered public accounting firm; and

•	our compliance with legal and regulatory requirements.

The Compensation Committee currently consists of Frederick G. Ledlow, William P. Miller and Peter O’Gorman. Mr. Ledlow is the Chairman of the Compensation Committee. The board of directors has determined that each member of the Compensation Committee meets the Nasdaq Marketplace definition of “independent” for compensation committee purposes. The Compensation Committee does not have a written charter. The Compensation Committee is responsible for approving the compensation for our chief executive officer and, in consultation with our chief executive officer, approving the compensation of other executive officers and administering our 2006 Stock Plan. However, see “Compensation Discussion and Analysis” under Item 11 - Executive Compensation as to the recent determination of compensation packages.

Each committee has the power to engage independent legal, financial or other advisors, as it may deem necessary, without consulting or obtaining the approval of the board of directors or any officer of our company.

Meetings of the Board of Directors and Committees

During 2006, there were twelve meetings of the board of directors, six meetings of the Audit Committee and three meetings of the Compensation Committee. Each director, who was a director of our company at the time of the board meeting, attended all of the meetings of the board of directors. Each director attended all of the meetings of each Committee of which he was then a member.

Director Nomination Process

We do not have a nominating committee as the board has determined, given its relatively small size, that the function of a nominating committee could be performed by the board as a whole without unduly burdening the duties and responsibilities of the board members. The board does not currently have a charter or written policy with regard to the nominating process.

At this time, we do not have a formal policy with regard to the consideration of any director nominees recommended by our stockholders because historically we have not received nominations from our stockholders and the costs of establishing and maintaining procedures for the consideration of stockholder nominations would be unduly burdensome. However, any recommendations received from stockholders will be evaluated in the same manner that potential nominees recommended by board members, management or other parties are evaluated. Any stockholder nominations proposed for consideration should include the nominee’s name and qualifications for board membership and should be addressed to: Stathis Kouninis, Chief Financial Officer, Tasker Products Corp., 39 Old Ridgebury Road, Danbury, CT 06810. We do not intend to treat stockholder recommendations in any manner different from other recommendations.

Qualifications for consideration as a board nominee may vary according to the particular areas of expertise being sought as a complement to the existing board composition. However, in making its nominations, the board of directors consider, among other things, an individual’s business experience, industry experience, breadth of knowledge about issues affecting us, time available for meetings and consultation regarding company matters and other particular skills and experience possessed by the individual.

We do not currently employ an executive search firm, or pay a fee to any other third party, to locate qualified candidates for director positions.

Code of Ethics

Effective March 2005, the board of directors adopted a Code of Business Conduct and Ethics and Compliance Program that applies to, among other persons, our President and Chief Executive Officer (being our principal executive officer), our Chief Financial Officer (being our principal financial and accounting officer), as well as persons performing similar functions. We have made the Code of Ethics available on our website at www.taskerproducts.com under the heading “Investor Relations.”

Stockholder Communication with Board Members

We maintain board member contact information for stockholders both telephone and email, on our website (www.taskerproducts.com) under the headings “Contact Us” and “Investor Relations,” respectively. By following the Contact Us link, a stockholder will be given access to our telephone number and mailing address and by following the Investor Relations link, a stockholder is provided our email address. Communications sent to us and specifically marked as a communication for the board will be forwarded to the board or specific members of the board as directed in the stockholder communication. In addition, communications received via telephone for the board are forwarded to the board by an officer of our company.

Board Member Attendance at Annual Meetings

The board of directors does not have a formal policy regarding attendance of directors at our annual stockholder meetings, although all board members are encouraged to attend. Four of our then five directors attended our 2006 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (the “CD&A”) is provided to generally explain the compensation awarded, earned by or paid during 2006 to our named executive officers including our Chief Executive Officer, Lanny Dacus, and Chief Financial Officer, Stathis Kouninis. In addition, the CD&A is intended to supplement the information provided in the following tables and the narrative information that accompanies them. The CD&A outlines the primary objectives and overall structure of our executive compensation program and describes the process used to establish named executive officer compensation each year. The CD&A also defines and describes the primary components of the named executive officers’ 2006 compensation.

The numerous changes in management during the past 18 months resulted in us negotiating individual compensation packages with each named executive officer. Accordingly, the Compensation Committee has not established a uniform compensation policy for the named executive officers.

The elements of our compensation program for named executive officers include salary, a discretionary bonus, and equity compensation. In addition, our named executive officers participate in the benefit plans (health, disability and group term life) that are generally available to all employees. We provide limited perquisites and fringe benefits for our named executive officers. We have no 401(k) plan, retirement plan or deferred compensation plan.

Salary - We provide salary to our named executive officers according to the employment agreement negotiated with each one of them. In the case of Mr. Dacus who has a great deal of responsibility for the performance and growth of our company, salary is modest, representing a small fraction of his total annual compensation.

Bonus - We do not have a formal bonus plan. Annual bonuses, if any, for our named executive officers are granted at the discretion of the board. No bonuses were awarded for 2006.

Equity-based compensation - A substantial portion of the compensation of our named executive officers is in the form of options and warrants, which are exercisable at specified prices into a specified number of shares of our common stock. This is intended to incentivize performance that will increase our value to our shareholders. In the case of Mr. Dacus, a large portion of the warrants he holds vest based on his ability to bring in new customers, as described more fully in note 3 to the Grants of Plan Based Awards Table. The number of warrants or options awarded to the named executive officers is determined on a case by case basis at the date of hire of the named executive officer. Any additional option or warrant awards are granted by the Compensation Committee and are based on the performance of the named executive officer. The exercise price of the award is based on the closing price of our common stock on the trading day before the day the board of directors authorized the stock option or warrant grant.

Prior to June 1, 2006, we awarded stock options as part of our equity compensation. Post June 1, 2006, we awarded warrants as part of our equity compensation to our named executive officers.

In December 2006, we cancelled a number of options previously granted to two of our named executive officers and issued new options for a like number of shares at a reduced exercise price (“repriced”). In the case of Mr. Falcone, our former President and Chief Executive Officer, we repriced all of the 2,600,000 options previously granted to him (100,000 options awarded in August 2005 at an exercise price of $2.93 per share, 300,000 options awarded in November 2005 at an exercise price of $1.50 per share and 2,200,000 options awarded in January 2006 at an exercise price of $1.00 per share) to $0.11 per share. The new exercise price was based on the closing price of our common stock on November 30, 2006, the trading day before December 1, 2006, the day that the board of directors approved the reprice. The repricing of these options was part of the settlement relating to Mr. Falcone's resignation as President, Chief Executive Officer and a director of our company.

Also on December 26, 2006, we repriced 450,000 options awarded to Mr. Kouninis, our Chief Financial Officer, on February 8, 2006 from $1.00 per share to $0.14 per share and we awarded to Mr. Kouninis 550,000 warrants at an exercise price of $0.14 per share in order to retain his services. The exercise price for the repriced options and the award of the warrants was based on the closing price of our common stock on December 22, 2006, the trading day before December 26, 2006, the day that the board of directors approved the reprice and the warrant grant.

Benefits - We do not have special benefits for our named executive officers. They participate in health, life, and disability benefit programs that are generally available to all of our employees.

Perquisites and fringe benefits - The named executive officers are entitled to drive a company-leased car and we reimburse the expenses of operating the car.

There is no stock ownership policy for our executive officers.

For purposes of the Summary Compensation Table, there were no named executive officers other than Messrs. Dacus, Kouninis, Burns, Falcone and Jenkins as of December 31, 2006. Messrs. Burns, Falcone and Jenkins were not employed by us on December 31, 2006. In March 2007, Greg Osborn was appointed Executive Chairman of our company.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Compensation Committee of the Board of Directors

Frederick G. Ledlow, Chairman
William P. Miller
Peter O’Gorman

Summary Compensation Table

The following table summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary	Bonus	Stock option/warrant awards (1)	All Other Compensation	Total Compensation
Lanny Dacus (2) President and Chief Executive Officer	2006	$3,423	—	$21,894	$561	$25,878
Richard Falcone (3) Former President and Chief Executive Officer	2006	$257,544	—	$1,587,580	$173,172 (4)	$2,018,296
Stathis Kouninis (5) Chief Financial Officer, Treasurer & Secretary	2006	$145,962	—	$202,044	—	$348,006
Robert Jenkins (6) Former Chief Financial Officer, Treasurer & Secretary	2006	$20,833	—	—	$91,485 (7)	$112,318
James Burns (8) Former Executive Vice President - Business Development	2006	$156,667	—	$16,017	$15,941 (9)	$188,625

___________________
(1)
The amounts shown in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 (in accordance with FAS 123(R)). See Note 9 to the audited consolidated financial statements included elsewhere in this annual report on Form 10-K, for a discussion of the assumptions used to value the options and warrants. These amounts do not reflect the actual value that will be realized by the named executive officers.

(2)	Mr. Dacus was appointed President and Chief Executive Officer of our company on December 12, 2006 and December 14, 2006, respectively.

(3)
Mr. Falcone resigned as President and Chief Executive Officer of our company on December 12, 2006 and December 14, 2006, respectively. Mr. Falcone had been appointed President and Chief Executive Officer of our company on January 26, 2006.

(4)
Includes a payment of $150,000 related to Mr. Falcone’s resignation as President and Chief Executive Officer of our company, $19,500 for board of director fees and the value of other property transferred to Mr. Falcone based on his termination agreement. See discussion under “Termination of Employment Agreements; Severance Agreements.”

(5)	Mr. Kouninis was appointed Chief Financial Officer of our company on February 13, 2006.

(6)	Mr. Jenkins was terminated from his employment as Chief Financial Officer, Treasurer and Secretary of our company on February 8, 2006.

(7)	Represents severance related to the termination of Mr. Jenkins employment with us.

(8)	Mr. Burns was terminated from his employment as Executive Vice President - Business Development of our company effective July 11, 2006.

(9)	Includes $10,500 of board of director fees, the value of other property transferred to Mr. Burns based on his termination agreement and the value of perquisites that in aggregate is less than $10,000.

Grants In 2006 of Plan Based Awards

The following table sets forth information concerning individual grants of stock options and warrants made during 2006 to the named executive officers in the Summary Compensation Table.

		Estimated Future Payout under Equity Incentive Plan Awards		All Other Option/ Warrant Awards	Exercise Price of Option/ Warrant Awards	Closing Price at Date of Grant (1)	Grant Date Fair Value of Option/ Warrant Awards (2)
		(# of securities underlying options/warrants)			($ per share)	($ per share)
Name	Grant Date	Target	Maximum
Lanny Dacus	12/01/06	6,000,000 (3)	6,000,000 (3)		0.12	0/17	$985,200
	12/01/06	5,569,444 (3)	5,569,444 (3)		0.18	0.17	$900,022
	12/01/06			1,652,778 (3)	0.12	0.17	$271,386
	12/01/06			4,777,778 (4)	0.11	0.17	$786,900
Richard Falcone	01/25/06			2,200,000	1.00	0.76	$1,512,720
	12/01/06	—	—	2,200,000	0.11	0.17	$58,080 (5)
Stathis Kouninis	02/08/06			450,000	1.00	0.92	$348,075
	12/26/06	—	—	450,000	0.14	0.17	$11,115 (6)
	12/26/06			550,000	0.14	0.17	$89,705

_____________________
(1)	The exercise price of the award is based on the closing price of our common stock on the trading day before the day the board of directors authorized the stock option or warrant grant.

(2)	These values are calculated based on the FAS 123(R) aggregate fair value at the grant date. These amounts do not reflect the actual value that will be realized by the named executive officers.

(3)
Mr. Dacus was granted warrants exercisable for 13,222,222 shares of our common stock as of December 1, 2006. Warrants exercisable for 1,652,778 shares, at an exercise price of $0.12 per share, vested on March 31, 2007. The remaining warrants will vest and become exercisable, if at all, based on certain performance conditions, as follows: (i) warrants exercisable for 6,000,000 shares will vest, if at all, in three equal installments of 2,000,000 each, at an exercise price of $0.12 per share in the second, third and fourth calendar quarters of 2007, provided that, (A) in such second calendar quarter Mr. Dacus has brought one poultry or seafood plant as a customer to us and (B) for each of the third and fourth calendar quarters Mr. Dacus has brought two poultry and/or seafood plants as customers to us (it being understood that in the event that Mr. Dacus has brought at least five poultry and/or seafood plants as customers to us during calendar year 2007, all 6,000,000 of the warrants will vest on the date on which Mr. Dacus brings the fifth poultry and/or seafood plant customer to us, (ii) warrants exercisable for 4,000,000 shares will vest, at an exercise price of $0.18 per share, in the first and second calendar quarters of 2008, provided Mr. Dacus has brought two poultry and/or seafood plants as customers to us during each such calendar quarter (it being understood that in the event that Mr. Dacus has brought at least nine poultry and/or seafood plants as customers to us prior to July 1, 2008, a total of 10,000,000 warrants in aggregate will vest (to the extent not previously vested) on the date on which Mr. Dacus brings the ninth poultry and/or seafood plant customer to us) and (iii) warrants exercisable for 1,569,444 shares will vest, at an exercise price of $0.18 per share, on September 30, 2008 provided Mr. Dacus has brought two poultry and/or seafood plants as customers to us during the third calendar quarter in 2008 (it being understood that in the event that Mr. Dacus has brought at least eleven poultry and/or seafood plants as customers to us prior to October 1, 2008, all 11,569,444 warrants subject to performance-based vesting will vest (to the extent not previously vested) on the date on which Mr. Dacus brings the eleventh poultry and/or seafood plant customer to us). Notwithstanding the foregoing, all of these warrants will vest no later than the date Mr. Dacus has brought his eleventh poultry and/or seafood plant as a customer to us. Vesting of these warrants will cease if Mr. Dacus’ employment is terminated, unless termination is by us other than for Cause (as described in Note 1 to the table in “Employment Agreements - Lanny R. Dacus”), by Mr. Dacus for Good Reason, or caused by Mr. Dacus death or disability. All of the then unvested warrants will become vested and exercisable upon the occurrence of a Change in Control of our company. The warrants generally have a 10-year term and terminate immediately upon a termination of employment, except that if Mr. Dacus employment is terminated by us other than for Cause, by Mr. Dacus for Good Reason, or caused by Mr. Dacus’ death or disability, vested warrants are exercisable for five years from Mr. Dacus’ termination (but in no case after the end of the initial 10-year term). “Good Reason”, as defined in Mr. Dacus' employment agreement, means (a) failure to remain as President or Chief Executive Officer; (b) a material diminution in the nature or scope of responsibilities, duties or authority or a request by us to engage in unlawful behavior; (c) a Change in Control; (d) failure to pay compensation and benefits; or (e) required relocation over 50 miles. “Change in Control”, as defined in Mr. Dacus' employment agreement, means (a) shareholder approval (or the occurrence) of a merger that results in our shareholders holding less than a majority of the post-merger entity, (b) acquisition by a third party of 35% or more of our voting securities, (c) sale of all or substantially all of our assets, or (d) our dissolution or liquidation.

(4)
Mr. Dacus was granted warrants exercisable for 4,777,778 shares of the our common stock, at an exercise price of $0.11 per share as of December 1, 2006. 597,224 of these warrants vested March 1, 2007. Subject to Mr. Dacus’ employment by us on the vesting date, the remaining 4,180,554 warrants will vest in 7 equal quarterly installments of 597,222 each, ending on December 1, 2008. However, in the event Mr. Dacus’ employment is terminated by us other than for Cause, by Mr. Dacus for Good Reason, or caused by Mr. Dacus’ death or disability, the unvested warrants that would have otherwise vested in the succeeding two calendar quarters will become vested and exercisable upon termination. The warrants generally have a 10-year term and terminate immediately upon a termination of employment, except that if Mr. Dacus employment is terminated by us other than for Cause, by Mr. Dacus for Good Reason, or caused by Mr. Dacus’ death or disability, vested warrants are exercisable for 5 years from Mr. Dacus’ termination (but in no case after the end of the initial 10-year term).

(5)
Represents the incremental value for the reprice of 2,200,000 options on December 1, 2006, from $1.00 to $0.11 per share, as recognized under FAS 123(R). 25% of the options vested at the date of the original grant and the remaining 75% were scheduled to vest equally on a monthly basis over twenty four months. All of the unvested options vested at the date of Mr. Falcone’s resignation.

(6)
Represent the incremental value for the reduction in the exercise price of 450,000 options from $1.00 per share to $0.14 per share, effective December 26, 2006, as recognized under FAS 123(R). 25% of these options vested at the date of the original grant and the remaining 75% vest equally on a monthly basis over twenty four months. See discussion under “Employment Agreements—Stathis Kouninis.”

Outstanding Equity Awards at 2006 Fiscal Year End

The following table sets forth information at December 31, 2006 concerning stock options and warrants held by the named executive officers in the Summary Compensation Table. No options or warrants held by such individuals were exercised during 2006.

Name	Exercisable (1)	Unexercisable (1)	Option Exercise Price ($)		Option Expiration Date
Lanny Dacus		4,777,778	0.11		11/30/2016
	—	7,652,778	0.12		11/30/2016
		5,569,444	0.18		11/30/2016
Richard Falcone	2,600,000	—	0.11	(2)	11/30/2011
Stathis Kouninis	263,125	186,875	0.14	(3)	02/07/2016
	137,500	412,500	0.14		12/25/2016
Robert Jenkins	1,000,000	—	1.45		11/15/2014
James Burns	2,777,778	—	0.25		07/31/2011
__________________
(1)	All options and warrants are exercisable for shares of common stock.

(2)
Represents the reprice of 100,000 options from $2.93 per share to $0.11 per share, the reprice of 300,000 options from $1.50 per share to $0.11 per share and the reprice of 2,200,000 options from $1.00 to $0.11 per share as of December 1, 2006.

(3)	Represents the reprice of 450,000 options from $1.00 per share to $0.14 per share as of December 26, 2006.

Employment Agreements

Greg Osborn

In April 2007, we entered into an employment agreement with Greg Osborn in connection with his appointment as Executive Chairman. The agreement provides for, among other things, a term of up to 21 months, an annual salary of $60,000, an annual bonus at the discretion of the board, the grant of initial warrants for the purchase of 2,625,000 shares of common stock exercisable on a quarterly basis over the term of the agreement at an exercise price of $0.19 per share, the grant of additional warrants exercisable for 7,500,000 shares of common stock at an exercise price of $0.19 per share with vesting contingent upon achievement of contractually specified performance goals, severance payments and a cash payment of $20,000 per month for a period of nine months commencing when we reache profitability. Mr. Osborn is the Managing Partner of the firm that served from December 2006 to April 2007 as placement agent for the offering of our convertible bridge notes.

Lanny R. Dacus

In December 2006, Lanny R. Dacus was appointed President and Chief Executive Officer of our company. In connection with this appointment, we entered into an employment agreement with Mr. Dacus. Under the terms of the agreement, Mr. Dacus will receive a base salary of $60,000 per year and the right to participate in our existing benefit plans, with bonus payments to be made at the discretion of the board of directors. We will provide Mr. Dacus with a company automobile during the term of the employment agreement. We also granted warrants to purchase 4,777,778 shares of common stock at an exercise price of $0.11 per share to Mr. Dacus in connection with this agreement. The warrants have a ten- year term and vest over a two-year period from the date of grant. We granted additional warrants to purchase 13,222,222 shares of common stock at exercise prices ranging from $0.12 to $0.18 per share, with vesting terms contingent upon Mr. Dacus’ achievement of contractually specified performance goals described in Note 3 to the Grants in 2006 Plan Based Awards Table.

The following table shows the potential payments upon termination or change of control of our company as of December 31, 2006 for Lanny Dacus, President and Chief Executive Officer.

Executive Benefits and Payments	Voluntary Resignation or Termination for Cause (1)	Termination by Us without Cause (2)	Death or Disability (3)	Change in Control (without Termination)	Upon Change in Control (with Termination)(4)
Compensation:
Base salary	$—	$116,577	$—	$—	$116,577
Benefits & Perquisites:
Health & Welfare Benefits	$—	$24,021	$—	$—	$24,021
Company Vehicle	$—	$21,127	$—	$—	$21,127
Accelerated Vesting of Option/Warrant Awards	$—	$973,611	$—	$973,611	$973,611
____________________
(1)
“Cause” for termination, as defined in Mr. Dacus’ employment agreement, includes: (i) Mr. Dacus’ conviction of a felony or conviction of any other crime involving moral turpitude (which specifically excludes all traffic violations); (ii) Mr. Dacus’ theft, embezzlement, misappropriation of or intentional and malicious infliction of material damage to our business or property; (iii) Mr. Dacus’ gross dereliction of duties or gross negligence if not cured by Mr. Dacus within 20 business days following notice from us; or (iv) Mr. Dacus’ breach of any material term under his employment agreement not cured by Mr. Dacus within 20 business days following notice from us. Upon termination for Cause or in the event of his voluntary resignation other than for Good Reason, Mr. Dacus is entitled only to (i) his base salary earned but not paid through the date of termination, (ii) any vacation time earned but not used through the date of termination, and (iii) any business expenses incurred but unreimbursed on the date of termination (collectively, the “Accrued Obligations”).

(2)
Upon termination by us other than for Cause or termination by Mr. Dacus for Good Reason (as described in Note 3 to the Grants in 2006 of Plan Based Awards table), Mr. Dacus is entitled to (i) continued payment of base salary for a period of 24 months less one month for each month after December 12, 2006 (but in no case for less than 12 months) (the “severance period”); (ii) any bonus to which he would have been entitled during the severance period; and (iii) continued health insurance coverage during the severance period at a level equivalent to that provided to Mr. Dacus by us immediately prior to the termination date. These payments and benefits are conditioned upon Mr. Dacus signing a mutually acceptable release of claims.

(3)
Death or Disability - In the event Mr. Dacus’ employment is terminated by death, his beneficiary will receive, in addition to Accrued Obligations, continued payment of base salary through the severance period, and any bonus owed to Mr. Dacus. In the event Mr. Dacus’ employment is terminated by disability (any illness, injury, accident or condition of either a physical or psychological nature the renders him unable to perform substantially all of his duties and responsibilities, for 120 consecutive days during any calendar year), Mr. Dacus will be entitled to the Accrued Obligations.

(4)
In the event of a Change in Control (as defined in Note 3 to the Grants in 2006 of Plan Based Awards Table), Mr. Dacus may terminate his employment and receive the same benefits as if he had terminated for Good Reason.

Stathis Kouninis

On February 8, 2006, we appointed Stathis Kouninis as Chief Financial Officer. On February 13, 2006, we entered into an employment agreement with Mr. Kouninis with a three-year term and automatic renewals for successive one-year periods. The terms of the employment agreement provide (i) a base salary of $165,000 per year; (ii) a bonus payment at the discretion of the board; and (iii) eligibility to participate in our existing benefit plans. If Mr. Kouninis is terminated by us for any reason other than Cause, as defined in his employment agreement, or if he should resign for Good Reason, as defined in his employment agreement, Mr. Kouninis will be entitled to six months’ salary continuation, provided he executes a mutually agreeable release of claims against us. In connection with his employment, we granted Mr. Kouninis stock options to purchase 450,000 shares of our common stock at an exercise price of $1.00 per share. The options have a ten year term less one day. 25% of the options vested on the date of grant, and the remainder will vest in equal monthly installments over the two-year period from the date of grant, provided that Mr. Kouninis remains employed by us. If we undergo a Change in Control, as defined in his employment agreement, the stock options granted above will fully vest upon the Change in Control. “Cause,” “Good Reason” and “Change of Control” as defined in Mr. Kouninis' employment agreement have substantially the same meanings as such terms are defined in Mr. Dacus' employment agreement. See Note 3 to the Grants in 2006 of Plan Based Awards Table and Note 1 to the table in “Employment Agreement - Lanny R. Dacus.”

The following table shows the potential payments upon termination or Change in Control of our company as of December 31, 2006 for Stathis Kouninis, Chief Financial Officer:

Executive Benefits and Payments	Voluntary Resignation or Termination for Cause	Termination by Us without Cause or Termination for Good Reason	Death or Disability	Change in Control (without Termination)	Upon Change in Control (with Good Reason Termination)
Compensation:
Base salary	$—	$82,500	$—	$—	$82,500
Benefits & Perquisites:
Accelerated Vesting of Option/Warrant Awards	$—	$50,000	$—	$50,000	$50,000

Termination of Employment Agreements; Severance Arrangements

Richard Falcone

On December 14, 2006, Richard Falcone resigned as Chief Executive Officer and a director of our company. In connection with his resignation Mr. Falcone entered into an agreement with us pursuant to which we agreed to pay Mr. Falcone a settlement payment of $150,000. Also under the agreement Mr. Falcone retained stock options to purchase 2,600,000 shares of our common stock, the terms of which were amended to accelerate the vesting of the 962,500 unvested options, allow for cashless exercise and reduce the exercise price to $0.11 per share. The intrinsic value of 962,500 options that were accelerated upon Mr. Falcone’s termination was $77,000. Mr. Falcone was also granted the continued use of an automobile leased by us and is entitled to reimbursement of medical insurance costs through December 31, 2007. See note 4 of the Summary Compensation Table. Mr. Falcone and we entered into a mutual release agreement.

James Burns

On August 1, 2006, we entered into a termination agreement with James Burns in connection with Mr. Burns' termination as our Executive Vice President - Business Development. The termination agreement was effective as of July 11, 2006, and provided Mr. Burns with a company leased vehicle until August 31, 2006. The termination agreement included a release agreement and a non-compete agreement.

Robert D. Jenkins

On February 8, 2006, we entered into a separation agreement and general release with Robert D. Jenkins in connection with Mr. Jenkins’ resignation as our Chief Financial Officer, Treasurer and Secretary. Pursuant to the separation agreement and general release, we agreed to continue paying Mr. Jenkins at his current annual base salary rate of $200,000 through June 28, 2006. Under the terms of the agreement Mr. Jenkins was also eligible to participate in our medical and dental plans through August 31, 2006, with us continuing to pay 80% of the premiums for such coverage. In addition, we agreed that the exercise period for Mr. Jenkins’ options to purchase 1,000,000 shares of our common stock would be reduced from 10 years from the grant date to 5 years from the grant date.

Directors’ Compensation

For 2006, each of our directors received compensation for serving on the board. Each director was paid a $3,000 cash retainer for each fiscal quarter served on the board of directors and a $1,500 cash retainer for each board meeting attended. Additionally each non-employee director received an award of 250,000 stock options with exercise prices of $1.00 per share. Effective December 2006 the cash retainer was changed to a flat $3,750 per fiscal quarter regardless of the number of meetings attended. Additionally, at their date of appointment, all board members are awarded 750,000 warrants that vest immediately and have a term of ten years.

Name and Principal Position	Fees Earned or Paid in Cash	Stock option/warrant awards (1)	Total Compensation
Albert Canosa (2)	$11,000	$90,644	$101,644
Gordon Davis (3)	$9,000	$749,337	$758,337
Frederick Ledlow (4)	—	$122,325	$122,325
James Manfredonia (5)	$3,000	$26,425	$29,425
William Miller (6)	$13,500	$276,400	$289,900
Steve Zavagli, Sr. (7)	$16,500	$161,156	$177,656
_________________
(1)
All options are exercisable for shares of common stock. The amounts shown in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 (in accordance with FAS 123(R)). See Note 9 to the audited consolidated financial statements included elsewhere in this annual report on Form 10-K, for a discussion of the assumptions used to value the options and warrants. These amounts do not reflect the actual value that will be realized by the named directors.

(2)
On September 22, 2006, Mr. Canosa resigned as a director, Chairman of the Audit Committee and a member of our Compensation Committee. Mr. Canosa had been appointed to the board on February 3, 2006 and to the Audit and Compensation Committees on May 11, 2006. At the date of his appointment to the board, Mr. Canosa was awarded 250,000 options with an exercise price of $1.00 per share. 25% of these options vested at the date of the grant and the remaining 75% vested equally on a monthly basis over twenty-four months. Mr. Canosa forfeited 132,813 options upon his resignation. The vested options may be exercised within five years after Mr. Canosa’s resignation.

(3)
On May 11, 2006, Mr. Davis resigned as a director of our company and Chairman of the board of directors. Mr. Davis had held these positions since February 2006. In January 26, 2006 Mr. Davis was awarded 1,750,000 options with an exercise price of $1.00 per share in conjunction with his entry into a consulting agreement with us. These options had a vesting period of two years. In February 2007, Mr. Davis entered into an amended consulting agreement under which all of his 1,750,000 options were repriced to $0.16 per share and any unvested portion of these options vested immediately.

(4)
On December 18, 2006, Mr. Ledlow was appointed as a director, a member of the Audit Committee and the Chairman of our Compensation Committee. On December 26, 2006 Mr. Ledlow was awarded 750,000 warrants with an exercise price of $0.14 per share. All of the warrants vested on the date of the grant.

(5)
Mr. Manfredonia resigned as a director and a member of our Compensation Committee on December 14, 2006. Mr. Manfredonia had held these positions since September 28, 2006. At the date of his appointment Mr. Manfredonia was awarded 250,000 options with an exercise price of $0.12 per share. All of the options vested on the date of the grant. The vested options may be exercised within five years after Mr. Manfredonia’s resignation.

(6)
In May 2006, Mr. Miller was appointed as a director of our company and a member of the Audit Committee and Compensation Committee. In September 2006 Mr. Miller was appointed Chairman of the Audit Committee. At the date of his appointment Mr. Miller was awarded 250,000 options with an exercise price of $1.00 per share and a vesting period of two years. Based on the FAS 123(R) calculation, the aggregate fair value of these options at the grant date was $133,050. On September 28, 2006, the exercise price of these options was reduced to $0.12 per share and all unvested options vested immediately. The amount reported under the “Stock option/warrant award” column includes a value of $21,025, which is based on the repricing of the 250,000 options and a value of $83,156, which is based on the acceleration of the vesting of 156,250 unvested options. On December 26, 2006, Mr. Miller was awarded 750,000 warrants with an exercise price of $0.14 per share. All of these warrants vested at the date of the grant.

(7)
On September 7, 2006, Mr. Zavagli, resigned as a director and a member of our Compensation Committee. Mr. Zavagli had held these positions since February 2005. In December 2004, Mr. Zavagli was awarded 500,000 options at an exercise price of $2.05 per share and a vesting period of two years. Also, in January 2006, M. Zavagli was awarded 500,000 options with an exercise price of $1.00. 25% of these options vested at the date of the grant and the remaining 75% vested equally on a monthly basis over twenty four months. Mr. Zavagli forfeited an aggregate of 432,292 options upon his resignation. In February 2007, Mr. Zavagli surrendered all of his vested options that had not been forfeited upon his resignation. In exchange, we issued 1,000,000 warrants at an exercise price of $0.14 per share.

Compensation Committee Interlocks and Insider Participation

Currently, the members of the Compensation Committee of the board of directors are Messrs Ledlow, Miller and O’Gorman. Except for Lanny Dacus and Greg Osborn, no director of our company is a current or former officer or employee of our company or any of our subsidiaries. In addition, no employee director or other executive officer of our company serves as a director of a company where a non-employee director of our company is an executive officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 20, 2007 regarding the beneficial ownership of our common stock by (i) each executive officer of our company named in the Summary Compensation Table, (ii) each director of our company, (iii) each stockholder known by us to beneficially own 5% or more of our common stock and (iv) all directors and executive officers, as a group. Except as otherwise indicated, the address of each beneficial holder of our common stock listed below is the same as us.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Greg Osborn	7,577,756 (3)	6.6
Joseph P. Carfora	1,166,973 (4)	1.1
Lanny Dacus	2,887,454 (5)	2.6
Leonid Frenkel	5,688,165 (6)	4.9 (6)
Frederick G. Ledlow	991,858 (7)	*
William P. Miller	1,000,000 (8)	*
Peter O’Gorman	1,233,716 (9)	1.1
Stathis Kouninis	765,625 (10)	*
James Burns	2,834,920 (11)	2.5
Richard Falcone	2,748,570 (12)	2.5
Robert Jenkins	1,000,000 (13)	*
Knoll Capital Management, LP 1203 Egret Avenue Fort Pierce, FL 34982	13,520,000 (14)	12.5
Quilcap Management, LLC 145 East 57th Street New York, NY 10022	11,609,249 (15)	9.7
Navigator Management Ltd. Harbour House Waterfront Drive Road Town, Tortola British Virgin Islands	9,674,330 (16)	8.2
Dialectic Capital Management, LLC 153 East 53rd Street New York, NY 10022	5,804,598 (17)	5.1
All directors and executive officers as a group (8 persons)	21,311,547 (18)	16.7
__________________
*	Less than 1%.

(1)
Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. The number of shares beneficially owned by each person as of April 20, 2007 includes shares of common stock that such person had the right to acquire on or within 60 days after April 20, 2007, including, but not limited to, upon the conversion of convertible bridge notes and the exercise of warrants associated with the purchase of these convertible bridge notes and the exercise of options and warrants.

(2)	Holders of common stock are entitled to one vote per share. Percentage of beneficial ownership is based on 108,674,042 shares of common stock issued and outstanding as of April 20, 2007.

(3)
Includes 344,828 shares of common stock issuable upon the conversion of convertible bridge notes, 138,889 shares upon the exercise of warrants associated with the purchase of these convertible bridge notes and 4,765,915 shares of common stock issuable upon the conversion of placement agent warrants. Also includes 328,215 shares of common stock issuable upon the exercise of warrants associated with Mr. Osborn’s employment with our company.

(4)
Includes 275,862 shares of common stock issuable upon the conversion of convertible bridge notes and 111,111 shares upon the exercise of warrants associated with the purchase of the convertible bridge notes. Also includes 750,000 shares of common stock issuable upon the exercise of warrants issued as compensation to Mr. Carfora.

(5)
Includes 1,206,897 shares of common stock issuable upon the conversion of convertible bridge notes and 486,111 shares upon the exercise of warrants associated with the purchase of these convertible bridge notes. Also includes 1,194,446 shares of common stock issuable upon the exercise of warrants issued as compensation to Mr. Dacus.

(6)
Includes 3,448,276 shares of common stock issuable upon the conversion of convertible bridge notes and 1,388,889 shares upon the exercise of warrants associated with the purchase of these convertible bridge notes. Also includes 750,000 shares of common stock issuable upon the exercise of warrants issued as compensation to Mr. Frenkel. Mr. Frenkel also owns additional convertible bridge notes, which are convertible into 2,758,621 shares of common stock, and additional warrants associated with the purchase of these convertible bridge notes, which warrants are exercisable into 1,111,111 shares of common stock. Under the terms of the additional notes and the additional warrant agreements, Mr. Frenkel may not convert any of these additional notes or exercise any of these additional warrants if his ownership of our common stock exceeds 4.99% or 9.99% of our outstanding stock as calculated according to Section 13(d) of the Exchange Act, unless all outstanding convertible bridge notes are converted. Either of the 4.99% or 9.99% limitations may be waived by Mr. Frenkel on 61 days notice.

(7)
Represents 172,414 shares of common stock issuable upon the conversion of convertible bridge notes and 69,444 shares upon the exercise of warrants associated with the purchase of these convertible bridge notes. Also includes 750,000 shares of common stock issuable upon the exercise of warrants issued as compensation to Mr. Ledlow.

(8)	Represents shares of common stock issuable upon the exercise of options and warrants issued as compensation to Mr. Miller.

(9)
Represents 344,828 shares of common stock issuable upon the conversion of convertible bridge notes and 138,889 shares upon the exercise of warrants associated with the purchase of these convertible bridge notes. Also includes 750,000 shares of common stock issuable upon the exercise of warrants issued as compensation to Mr. O’Gorman.

(10)	Represents shares of common stock issuable upon the exercise of options and warrants issued as compensation to Mr. Kouninis.

(11)
Includes 28,571 shares issuable upon the exercise of warrants purchased in the January 2006 private placement and 2,777,778 shares of common stock issuable upon the exercise of options, issued as compensation to Mr. Burns. Based on information available to us, as of July 11, 2006, the effective date of Mr. Burns termination from his employment with our company.

(12)
Includes 64,285 shares issuable upon the exercise of warrants purchased in the January 2006 private placement and 2,600,000 shares of common stock issuable upon the exercise of options issued as compensation to Mr. Falcone. Based on information available to us as of December 14, 2006, the date of Mr. Falcone’s resignation.

(13)
Represents shares of common stock issuable upon the exercise of options issued as compensation to Mr. Jenkins. Based on information available to us as of February 8, 2006, the date of Mr. Jenkin’s resignation.

(14)
Based on information contained in a Schedule 13G jointly filed by Knoll Capital Management, LP, Fred Knoll, Europa International, Inc., Knoll Capital Fund II Master Fund, Ltd., KOM Capital Management, LLC and Patrick O’Neill in February 2007, such shares are beneficially owned by Knoll Capital Management, LP and Fred Knoll.

(15)
Represents 8,275,900 shares of common stock issuable upon the conversion of convertible bridge notes and 3,333,349 shares upon the exercise of warrants associated with the purchase of these convertible bridge notes. Based on information provided to us by Quilcap Management, LLC in their convertible bridge note subscription documents on April 13, 2007.

(16)
Represents 6,896,552 shares of common stock issuable upon the conversion of convertible bridge notes and 2,777,778 shares upon the exercise of warrants associated with the purchase of these convertible bridge notes. Based on information provided to us by Navigator Management Ltd in their convertible bridge note subscription documents on February 21, 2007.

(17)
Represents 4,137,931 shares of common stock issuable upon the conversion of convertible bridge notes and 1,666,667 shares upon the exercise of warrants associated with the purchase of these convertible bridge notes. Based on information provided to us by Dialectic Capital Management, LLC in their convertible bridge note subscription documents on March 8, 2007.

(18)
Includes 5,793,103 shares of common stock issuable upon the conversion of convertible bridge notes, 2,333,333 shares issuable upon the exercise of warrants associated with the purchase of these convertible bridge notes and 4,765,915 shares of common stock issued upon the conversion of placement agent warrants. Also includes 6,288,196 shares of common stock issuable upon the exercise of options and warrants issued as compensation to our directors and executive officers.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

Plan Category	Number of Shares of Common Stock To Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Common Stock Reflected in First Numerical Column)
Equity compensation plans approved by security holders:

None	—	—	—

Equity compensation plans not approved by security holders:

Stock Option and Warrant Agreements (1)	41,640,071	$0.40	—

Total:	41,640,071	$0.40	—
_________________
(1)
We have entered into individual stock option and warrant agreements with an aggregate of 39 employees, including two current and five former executive officers. Pursuant to these agreements, which were not approved by security holders, options and warrants to purchase an aggregate of 41,640,701 shares of our common stock were outstanding as of December 31, 2006. 21,032,044 of these options and warrants were exercisable as of December 31, 2006. These options and warrants have exercise prices per share ranging from $0.11 to $4.70 and expire 10 years following the grant date.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In 2004, we entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement, as amended through January 23, 2007, we have granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. In return for this license, Wynn Starr will purchase licensed products from us and will withhold up to 25% of the net sale price per gallon sold, based on different increments of achieved net sale prices. The amended agreement also includes other target performance criteria such that, if met by Wynn Starr, we will issue to Wynn Starr a warrant to purchase up to 1,300,000 shares of our common stock with an exercise price based upon the closing price of our common stock on January 23, 2007, the date of the amendment. As of December 31, 2006, no royalties were due and none had been paid to us under this royalty arrangement. Steven B. Zavagli, a former member of our board of directors who resigned in September 2006, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

We paid Gordon O. Davis, the former Chairman of the board of directors who resigned May 2006, approximately $60,000 for consulting services during the twelve months ended December 31, 2006. In January 2007, we and Mr. Davis entered into an amendment to Mr. Davis’ consulting agreement dated February 2, 2006. The amended agreement provides for among other things (i) payment to Mr. Davis of $50,000 in cash for past due amounts owed under the original consulting agreement, (ii) payment of $3,000 per month for nine months starting January 2007 and payment of $7,000 per month for sixteen months starting October 2007, (iii) repricing of stock options exercisable for 1,750,000 shares of common stock such that the exercise price for such stock options be reduced to an exercise price per share equal to $.16, (iv) the right of the Corporation to terminate Mr. Davis’ consultancy other than for cause at any time upon notice to Mr. Davis (with the obligation to pay Davis consulting fees otherwise due for the remainder of the term). Mr. Davis is the father in law of Stathis Kouninis, our Chief Financial Officer.

Between December 1, 2006 and April 20, 2007, as compensation for serving as placement agent, the placement agent received cash of approximately $549,900 and seven-year warrants to purchase an aggregate of 7,748,966 shares of common stock at an exercise price of $0.0725 per share. These warrants contain a “cashless exercise” option. In March 2007, we issued 2,000,000 shares of our common stock to our placement agent, pursuant to the cashless exercise of 2,983,051 of these warrants resulting in no cash proceeds to us. Greg Osborn, Executive Chairman and a director of our company, is the founder and Managing Director of the placement agent.

On December 1, 2006, Greg Osborn, Executive Chairman and a director of our company, purchased convertible bridge notes in the principal amount of $25,000, which notes are convertible into 344,828 shares of common stock, and warrants to purchase 138,888 shares of our common stock.

On December 1, 2006, January 31, 2007 and February 21, 2007, Lanny Dacus, President, Chief Executive Officer and a director of our company, purchased convertible bridge notes in the aggregate principal amount of $87,500, which notes are convertible into 1,206,897 shares of common stock, and warrants to purchase 486,111 shares of our common stock.

On January 25, 2007, Joseph Carfora, a director of our company, purchased convertible bridge notes in the principal amount of $20,000, which notes are convertible into 275,862 shares of common stock, and warrants to purchase 111,111 shares of our common stock.

On February 14, 2007, Leonid Frenkel, a director of our company, purchased convertible bridge notes in the principal amount of $250,000, which notes are convertible into 3,448,276 shares of common stock, and warrants to purchase 1,388,888 shares of our common stock. On April 12, 2007, Mr. Frenkel purchased additional convertible bridge notes in the principal amount of $200,000, which notes are convertible into 2,758,621 shares of common stock, and additional warrants associated with the purchase of these convertible bridge notes, which warrants are exercisable into 1,111,111 shares of common stock. Under the terms of the additional notes and the additional warrant agreements, Mr. Frenkel may not convert any of these additional notes or exercise any of these additional warrants if his ownership of our common stock exceeds 4.99% or 9.99% of our outstanding stock as calculated according to Section 13(d) of the Exchange Act, unless all outstanding convertible bridge notes are converted. Either of the 4.99% or 9.99% limitations may be waived by Mr. Frenkel on 61 days notice.

On January 25, 2007, Frederick Ledlow, a director of our company, purchased convertible bridge notes in the principal amount of $12,500, which notes are convertible into 172,414 shares of common stock, and warrants to purchase 69,444 shares of our common stock.

On January 25, 2007, Peter O’Gorman, a director of our company, purchased convertible bridge notes in the principal amount of $25,000, which notes are convertible into 344,828 shares of common stock, and warrants to purchase 344,828 shares of our common stock.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories, are as follows:

	2005	2005
Audit fees	$210,500	$302,500
Audit related fees	0	61,000
Tax fees	0	0
All other fees	0	0
Total	$210,500	$363,500

Fees for audit services included fees associated with the audit of our financial statements for the fiscal year indicated, reviews of the financial statements included in each of our quarterly reports on Form 10-Q during the fiscal year indicated, and services performed in connection with certain registration statements we filed.

Audit-related fees principally consisted of assurance advisory services related to the review of the financial statements related to the July 2005 acquisition, acquisition accounting and review of the conclusions of the internal investigation.

The Audit Committee has adopted a policy that requires pre-approval of all audit, audit-related, tax services, and other services performed by our independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.

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

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed July 20, 2006)

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10-SB filed with the SEC on November 27, 2000)

4.1	Cummins Lock-Up Agreement dated July 15, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on July 21, 2005)

4.2	Creasey Lock-Up Agreement dated July 15, 2005 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on July 21, 2005)

4.3	Dickinson Lock-Up Agreement dated July 15, 2005 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on July 21, 2005)

4.4	Smith Lock-Up Agreement dated July 15, 2005 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K filed on July 21, 2005)

4.5	Form of Warrant from the September 2005 Private Placement (incorporated by reference to Exhibit 4.01 to the Registrant’s Form 8-K filed on September 26, 2005)

10.1(1)	April 5, 2004 Non-qualified Stock Option Grant Agreement with Robert Appleby (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.2(1)	April 5, 2004 Non-qualified Stock Option Grant Agreement with James Burns (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.3(1)	May 11, 2004 Non-qualified Stock Option Grant Agreement with Robert Appleby (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.4(1)	May 11, 2004 Non-qualified Stock Option Grant Agreement with James Burns (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.5(1)	May 31, 2004 Employee Non-Statutory Stock Option Agreement with Barbara Longchamp (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.6(1)	May 31, 2004 Employee Non-Statutory Stock Option Agreement with Gordon Davis (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.7(1)	August 25, 2004 Employee Non-Statutory Stock Option Agreement with Robert Appleby (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.8(1)	August 25, 2004 Employee Non-Statutory Stock Option Agreement with James Burns (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.9(1)	January 1, 2005 Executive Employment Agreement with Robert P. Appleby (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.10(1)	January 1, 2005 Executive Employment Agreement with James Burns (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-KSB filed on April 15, 2005)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.11(1)	December 1, 2004 Executive Employment Agreement with Dennis Smithyman (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.12(1)	November 15, 2004 Executive Employment Agreement with James Collins (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.13(1)	November 15, 2004 Executive Employment Agreement with Robert D. Jenkins (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-KSB filed on April 15, 2005)

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

10.42(1)	Employment agreement between the Registrant and Mr. Richard Weiner dated April 12, 2005 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.43(1)
Amendment No. 1 to Executive Employment Agreement, dated May 16, 2005, between the Registrant and Robert P. Appleby (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-QSB filed on May 16, 2005)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.44(1)
Amendment No. 1 to Executive Employment Agreement, dated May 16, 2005, between the Registrant and James Burns (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.45(1)
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
10.60(1)
Amendment No. 2 to Executive Employment Agreement, dated August 10, 2005, between the Registrant and Robert P. Appleby (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-QSB filed on August 15, 2005)

10.61(1)
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

10.71(1)	Employment Agreement, dated as of February 2, 2006, between the Registrant and Richard D. Falcone (incorporated by reference to Exhibit 10.70 to the Registrant’s Form S-1 filed on April 26, 2006).

10.72
Consultant Agreement, dated as of February 2, 2006, between the Registrant and Gordon Davis (incorporated by reference to Exhibit 10.74 to Amendment 1 to the Registrant’s Form S-1 filed on July 11, 2006).

10.73(1)	Employment Agreement, dated as of February 13, 2006, between the Registrant and Stathis Kouninis (incorporated by reference to Exhibit 10.72 to the Registrant’s Form S-1 filed on April 26, 2006).

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

10.78*	Agreement, dated as of December 14, 2006, between the Registrant and R Falcone

10.79(1)*	Employment Agreement, dated as of December 12, 2006, between the Registrant and Lanny Dacus

10.80*	Settlement Agreement and General Release, dated as of February 16, 2007, between the Registrant and James Collins

10.81*	Form of 10% Secured Convertible Bridge Note

10.82*	Form of Warrant between Registrant and Purchasers of 10% Secured Convertible Bridge Notes

10.83*	Form of Warrant between Registrant and Placement Agent of the 10% Secured Convertible Bridge Notes

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form SB-2 filed on August 30, 2005)

23.1**	Consent of Rothstein, Kass & Company, P.C.

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

* Previously filed with this Form 10-K

**Filed herewith

(1) Management contract or compensatory plan or arrangement

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

	2006	2005	2004
Stock Options	20,611	16,541	15,650
Warrants	54,842	7,361	10,242
Convertible Debentures	—	2,095	6,190
Convertible Bridge Notes	26,483	—	—
	101,936	25,997	32,082

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

•
Warrants to purchase 3,030,000 shares of common stock issued to employees and consultants in December 2006. The warrants have a five year term and were issued with an exercise price of $0.14 per share.

•
Warrants to purchase 18,000,000 shares of common stock issued to our President and Chief Executive Officer in December 2006. The warrants have a ten-year term and were issued with exercise prices of $0.11-$0.18 per share. (See Note 14, Employment Agreements.)

The following table summarizes the Company’s warrant activity for the years ended December 31, 2004, 2005 and 2006:

	Number of shares	Exercise Price per share	Weighted average exercise price per share	Future Compensation expense
Outstanding, January 1, 2004	4,284,850	$0.25 - $2.00	$0.46
Granted	20,424,000	$0.10 - $2.00	$0.22
Exercised	(14,466,500)	$0.05 - $0.25	$0.08
Outstanding, December 31, 2004	10,242,350	$0.05 - $2.00	$0.37
Granted	1,473,770	$1.00	$1.00
Exercised	(4,355,000)	$0.01 - $0.25	$0.07
Outstanding, December 31, 2005	7,361,120	$0.05 - $2.00	$0.63
Granted	48,481,013	$0.0725 - $1.00	$0.37
Exercised	(1,000,000)	$0.01	$0.01
Outstanding, December 31, 2006	54,842,133	$0.0725 - $2.00	$0.41	$1,222,435

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

As of December 31, 2006, the weighted average contractual life of warrants outstanding is approximately 5.8 years.

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

The Company’s estimate of an expected option term was derived based on the average of the sum of the vesting term and the original contract term. The estimated stock price volatility was derived based on a review of the Company’s actual historic volatility for a period equal to the expected term of its stock options awarded in the year ended December 31, 2006, by reference to actual stock prices during this period and historic stock prices over the past five years. The risk free interest rate was based on the rate of a Constant Maturity Treasury note for a period approximating the expected term, as available.

A summary of stock option activity is as follows:

	Number of shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2004	2,400,000	$0.25
Granted	13,250,000	$0.58
Outstanding, December 31, 2004	15,650,000	$0.53
Granted	4,084,999	$2.30
Exercised	(480,000)	$0.25
Cancelled	(2,714,222)	$0.97
Outstanding, December 31, 2005	16,540,777	$0.91
Granted (1)	6,425,000	$0.96
Exercised	(883,333)	$0.25
Cancelled	(1,471,743)	$1.37
Outstanding, December 31, 2006	20,610,701	$0.66	7.89	$326,950

Options exercisable at December 31, 2004	9,244,438	$0.37
Options exercisable at December 31, 2005	13,774,886	$0.82
Options exercisable at December 31, 2006	19,149,504	$0.63	7.83	$307,825

The following table summarizes additional information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
	Outstanding as of December 31, 2006	Weighted- Average Remaining Contractual Term (years)	Weighted-Average Exercise Price	Exercisable as of December 31, 2006	Weighted- Average Exercise Price
$0.11 - $0.14	5,310,000	8.46	$0.12	4,885,001	$0.12
$0.25	8,192,223	7.11	$0.25	8,192,223	$0.25
$0.67 - $1.00	3,287,813	8.64	$0.90	2,518,281	$0.87
$1.45 - $1.75	1,866,666	7.88	$1.47	1,866,666	$1.47
$2.01 - $2.47	899,999	8.35	$2.26	899,999	$2.26
$2.70 - $3.14	976,000	8.40	$2.97	709,334	$2.96
$3.32 - $4.70	78,000	8.24	$3.96	78,000	$3.96
	20,610,701			19,149,504

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $0.68, $2.62 and $0.51 per share, respectively. The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock at December 31, 2006 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2006. During the year ended December 31, 2006, 2005 and 2004, the aggregate intrinsic value of options exercised was $168,357, $1,531,800 and $-0-, respectively.

As of December 31, 2006, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1,098,576 and will be recognized over an estimated weighted average period of 0.83 years. The total fair value of shares vested during the year ended December 31, 2006, 2005 and 2004 was $3,851,852, $8,050,433 and $3,442,459, respectively. During the year ended December 31, 2006, 5,060,000 options to 13 grantees with a weighted average exercise price of $1.17 were repriced to $0.11 to $0.14 (a weighted average exercise price of $0.12) resulting in additional compensation cost over the vesting terms of the options of approximately $120,000. In addition, the remaining vesting period of 1,118,750 of these options was accelerated from a weighted average of 1.07 years to immediate. The Company currently expects to amortize the following amounts of stock-based compensation related to stock options outstanding as of December 31 2006 as follows:

2007	$1,031,347
2008	67,229
2009 and thereafter	—

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

In December 2006, Lanny R. Dacus was appointed President and Chief Executive Officer of the Company. In connection with this appointment, the Company entered into an employment agreement with Mr. Dacus. Under the terms of the agreement, Mr. Dacus will receive a base salary of $60,000 per year and the right to participate in the Company’s existing benefit plans, with bonus payments to be made at the discretion of the Board of Directors. The Company will provide Mr. Dacus with a Company automobile during the term of the employment agreement. The Company also granted warrants to purchase 4,777,778 shares of common stock at an exercise price of $0.11 per share and 1,652,778 shares of common stock at an exercise price of $0.12 per share to Mr. Dacus in connection with this agreement. The warrants have a ten- year term and vest over a two-year period ($0.11per share options) and on March 31, 2007 ($0.12 per share options) from the date of grant. The Company granted additional warrants to purchase 11,569,444 shares of common stock, with exercise prices of $0.12 to $0.18 and vesting terms contingent upon Mr. Dacus’ achievement of contractually specified performance goals.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER PRODUCTS CORP.

By:	/s/ Stathis Kouninis
Stathis Kouninis Chief Financial Officer

Date: April 27, 2007