Form 10-Q
period 2007-03-31
TASKER PRODUCTS CORP
filed 2007-05-15
CIK 1084557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

Commission file number: 0-32019

TASKER PRODUCTS CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-0426048
(State of incorporation)	(IRS Employer Identification No.)

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

The number of shares outstanding of the registrant’s common stock as of May 10, 2007 was 108,674,042.

TASKER PRODUCTS CORP.

Forward-Looking Statements

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: our ability to obtain new financing and/or generate revenue growth in the near future; our history of losses; our limited experience in the marketing of our products; our ability to compete with other products in our market space; the risk of unfavorable federal regulation; and the other risks and uncertainties discussed in this Quarterly Report and in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006 and such other reports and documents that we file from time to time with the Securities and Exchange Commission. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the Securities and Exchange Commission, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	March 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$434	$932
Accounts receivable, net of allowance for doubtful accounts of $30 and $24, respectively	237	176
Notes receivable	50	50
Inventories	301	300
Prepaid expenses and other current assets	130	268
Deferred financing costs	1,019	501
Total current assets	2,171	2,227

Notes receivable, net of current portion	684	669
Property and equipment, net	1,267	1,311
Intangible assets, net	7,681	7,887
Goodwill	9,835	9,835
Deposits, net	37	38
Total assets	$21,675	$21,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$651	$1,227
Other accrued liabilities	2,035	2,509
Notes payable - acquisition of IRL	408	679
Notes payable - convertible bridge note, net of discount	2,006	320
Warrants payable - placement agent	1,044	409
Notes payable - shareholders	573	564
Total current liabilities	6,717	5,708

Long-term liabilities:
Other long term liabilities	27	30
Total long-term liabilities	27	30

Stockholders’ equity:
Common stock, $0.001 par value; 300,000 shares authorized; 108,340 and 106,340 shares issued and outstanding, respectively	108	106
Additional paid-in capital	109,712	105,131
Accumulated deficit	(94,889)	(89,008)
Total stockholders’ equity	14,931	16,229
Total liabilities and stockholders’ equity	$21,675	$21,967

 See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Three Months Ended March 31,
	2007	2006

Revenues	$426	$221
Cost of goods sold	95	68
Gross margin	331	153

Operating expenses
Selling, general & administrative (1)	3,207	4,082
Product development (1)	484	376
Depreciation and amortization	277	574
Total operating expenses	3,968	5,032

Loss from operations	(3,637)	(4,879)

Other income (expense):
Interest expense	(105)	(27)
Interest income	17	39
Amortization of fair value assigned to beneficial conversion feature and amortization of fair value of warrants	(1,686)	—
Amortization of deferred financing costs	(521)	—
Liquidated damages	—	(87)
Gain on extinguishment of obligations	51	—
Loss on disposal of vehicle	—	(50)
Other	—	79
Total other income (expense), net	(2,244)	(46)

Net loss	$(5,881)	$(4,925)

Net loss per common share, basic and diluted	$(0.06)	$(0.05)
Weighted average common shares outstanding, basic and diluted	106,896	100,527

	Three Months Ended March 31,
	2007	2006
(1) Stock-based compensation is allocated as follows:
Selling, general & administrative	$1,344	$1,667
Product development	136	56
Total	$1,480	$1,723

See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,881)	$(4,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items
Depreciation and amortization	277	574
Noncash interest and liquidated damages	(7)	99
Noncash loss on disposal of assets	—	50
Write off of raw materials	20	—
Stock-based compensation	1,480	1,723
Allowance for uncollectible accounts receivable	6	—
Loss on equity investment	—	5
Amortization of discount on convertible bridge notes	1,686	—
Amortization of deferred financing costs	522	—
Changes in operating assets and liabilities:
Accounts receivable	(67)	76
Inventories	(20)	24
Prepaid expenses and other current assets	138	7
Accounts payable	(575)	(213)
Other accrued liabilities	(389)	37
Net cash used in operating activities	(2,810)	(2,543)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(3,450)
Purchases of property and equipment	(27)	(33)
Net cash used in investing activities	(27)	(3,483)

Cash flows from financing activities:
Proceeds from private placements, net of issue costs	3,041	9,335
Deferred financing costs	(428)	(592)
Exercise of warrants / options	—	37
Repayment of auto loan	(3)	—
Repayments on note payable - IRL	(271)	(260)
Net cash provided by financing activities	2,339	8,520

Net (decrease) increase in cash and cash equivalents	(498)	2,494
Cash and cash equivalents, beginning of period	932	1,037

Cash and cash equivalents, end of period	$434	$3,531

Supplemental disclosures of cash flow information:
Interest paid	$4	$13
Supplemental disclosures of non-cash investing and financing activities:
Fair value of warrants issued as private placement fees	$635	$594
Recognition of debt discount and beneficial conversion on debt	$3,079	$—
Conversion of debt and accrued interest into common stock	$—	$194

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

Tasker Products Corp. and its subsidiaries (collectively, the “Company”) manufacture, distribute and market products using pHarlo technology, a process that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values. The Company currently markets, Unifresh® Footbath, a grooming aid for dairy cows; Tasker Blue, an antimicrobial aid in the scalder (which is a method of loosening feathers so that they can be picked and removed mechanically) and post-feather picker process (the method used in chicken processing that receives chickens immediately after the scalder and mechanically removes feathers) sections of poultry processing; and Tasker Pacific Blue™ Seafood Wash, a product used in commercial and retail seafood processing to extend shelf life and reduce or eliminate odors.

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2007 and December 31, 2006 and for the three month periods ended March 31, 2007 and 2006 reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in Amendment No. 1 to the Company’s annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results that may occur for the year ending December 31, 2007.

Certain prior period amounts have been reclassified to conform to the current year presentation.

2. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

3. Liquidity

Going Concern

The Company has incurred losses in its operations in each quarter since it changed its business direction in late 2002. For the three months ended March 31, 2007, the Company has incurred a net loss of approximately $5.9 million. The Company has not generated positive cash flow from operations for the three months ended March 31, 2007 and 2006. The Company expects to continue to incur losses until it can generate sufficient revenue growth from existing and new business arrangements.

At March 31, 2007, the Company had a total of approximately $434,000 of cash and cash equivalents.

Between December 1, 2006 and March 31, 2007, the Company received cash in the amount of approximately $4,999,000 (including cash received during December 2006, in the amount of approximately $1,920,000) from several investors. In exchange for the cash received, the Company issued to the investors 10% Secured Convertible Bridge Notes (the “Convertible Bridge Notes”), which are convertible into 68,950,621 shares of common stock at a conversion price of $0.0725 per share. As an inducement for the investors to purchase the Convertible Bridge Notes, the Company issued to these investors four-year warrants, which entitle them to purchase an aggregate of 27,771,778 shares of the Company’s common stock, which number of shares is based on 50% of the principal amount of the notes purchased by the investor and divided by the per share exercise price of $0.09. As compensation for its services as placement agent, Indigo Securities, LLC received cash of approximately $499,900 and seven-year warrants to purchase an aggregate of 6,895,062 shares of the Company’s common stock at an exercise price of $0.0725 per share. The placement agent warrants contain a "cashless exercise" option.

Between April 1, 2007 and April 23, 2007, the date that the Company ceased accepting subscriptions for its Convertible Bridge Notes, the Company received additional cash of approximately $1,296,000 and issued additional Convertible Bridge Notes, which are convertible into 17,878,221 shares of common stock at a conversion price of $0.0725 per share. In conjunction with these Convertible Bridge Notes, the Company issued to the investors warrants to purchase an aggregate of 7,200,950 shares of common stock at an exercise price of $0.09 per share. Indigo Securities, LLC received cash of approximately $129,600 and seven-year warrants to purchase an aggregate of 1,787,822 shares of the Company's common stock at an exercise price of $0.0725 per share. The placement agent warrants contain a "cashless exercise" option.

Based upon the Company’s projections of future revenues from its products and cash on hand, including cash of $4.4 million received from the sale of the Company’s Convertible Bridge Notes between January 1, 2007 and April 23, 2007, the date that the Company ceased accepting subscriptions for its Convertible Bridge Notes, the Company will not have adequate working capital to fund its operations during the next twelve months. The Company is rapidly depleting its cash resources and its ability to continue to operate and grow its business is dependent upon obtaining new financing.  The cost of any new financing may be prohibitive. While the Company has been in the process of aggressively developing, marketing and selling its products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of the Company’s efforts will be consistent with its cash availability and burn rate. If the Company is unable to arrange new financing, the Company will not have sufficient cash to support its operations and meet its obligations. The Company anticipates that it will need approximately an additional $4 - $6 million to support its operations and meet its obligations over the next twelve months. The Company is currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

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

Registration Rights Agreements

Since the Company’s inception, the Company has funded operations and investing activities through the sale of common stock, warrants and convertible debt under several private placements. Requirements for liquidated damages under some of these private placements may have an impact on the Company’s future liquidity. To date, the Company has satisfied and/or received waivers for the provisions of a majority of the agreements that would have otherwise required the Company to pay liquidated damages.

At March 31, 2007, there was no derivative liability balance related to the April 2004 and July 2004 registration rights agreements, since the shares purchased under the April 2004 and July 2004 private placements could be sold under Rule 144(k) of the Securities Act of 1933. Conversely, as of March 31, 2007, we had recorded approximately $441,000, the full and maximum potential amount of the actual incurred liquidated damages associated with the April 2004 and the July 2004 registration rights agreements.

On April 26, 2006, the Company filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. This registration statement was declared effective by the SEC on October 31, 2006. As it relates to the September 2005 private placement, the Company believes that it has used its best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, the Company believes that is not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that the Company used its best efforts, and the Company either accedes to their assertion or is found to not have used its best efforts, the estimated maximum amount of liquidated damages for which the Company would be liable, assuming ineffectiveness from May 23, 2006 to October 31, 2006 and for illustration purposes only, from April 1, 2007 to the end of the period covered by the registration agreement is approximately $96,000.

As it relates to the January 2006 private placement, the Company, despite using its best efforts, failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006, the Company is required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 133,359 shares of common stock and warrants to purchase 133,359 shares of common stock. As of March 31, 2007, the Company had not issued these shares and warrants.

4. Notes Receivable

On March 28, 2005, in connection with the 2005 acquisition of the pHarlo Assets, the Company issued to David Creasey, a principal of pHarlo Citrus Technologies and Indian River Labs, a loan of $625,000. This loan is secured by options and stock that Mr. Creasey holds in the Company. As of March 31, 2007, the balance of this loan is approximately $734,000 including accrued interest of approximately $109,000.

5. Goodwill and Other Intangible Assets

The net carrying values of goodwill and other intangible assets at March 31, 2007 were as follows (in thousands):

	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount/ Adjusted Basis

Amortizable utility patents	$22,500	$12,239	$2,580	$7,681

Goodwill	$41,677	$31,842	$—	$9,835

The net carrying values of goodwill and other intangible assets at December 31, 2006 were as follows (in thousands):

	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount/ Adjusted Basis
Amortizable utility patents	$22,500	$12,239	$2,374	$7,887

Goodwill	$41,677	$31,842	$—	$9,835

The Company recorded amortization expense of $207,000 and $511,000 related to the other intangible assets for three months ended March 31, 2007 and 2006, respectively.

Future expected amortization expense of intangible assets for the remaining three quarters of the current fiscal year and the subsequent fiscal years is as follows (in thousands):

2007	$620
2008	827
2009	827
2010	827
2011	827
2012 and thereafter	$3,753

6.  Warrants and Stock Options

Warrants:

Outstanding warrants (excluding warrants issued for compensation subsequent to adoption of FAS 123R, which excluded warrants are included below under share-based payments) at March 31, 2007, were as follows:

•	Warrants to purchase 524,850 shares of common stock issued with notes payable in November 2002. The warrants have a five-year term and were issued with an exercise price of $2.00 per share.

•
Warrants to purchase 300,000 shares of common stock issued to pHarlo in connection with a license agreement in November 2002. The warrants have a five-year term and were issued with an exercise price of $0.25 per share.

•	Warrants to purchase 3,100,000 shares of common stock issued to consultants in November 2002. The warrants have a five-year term and were issued with an exercise price of $0.25 per share.

•	Warrants to purchase 400,000 shares of common stock issued to a consultant in May 2004. The warrants have a five-year term and were issued with an exercise price of $0.25 per share.

•
Warrants to purchase 562,500 shares of common stock issued to a placement agent in connection with the December 2004 private placement. The warrants have a five-year term and were issued with an exercise price of $2.00 per share.

•
Warrants to purchase 1,473,770 shares of common stock issued to investors in connection with the September 2005 private placement. The warrants have a five-year term and were issued with an exercise price of $1.00 per share.

•
Warrants to purchase 13,335,925 shares of common stock issued to investors in connection with the January 2006 private placement. The warrants have a five-year term and were issued with an exercise price of $1.00 per share.

•
Warrants to purchase 800,155 shares of common stock issued to a placement agent in connection with the January 2006 private placement. The warrants have a five-year term and were issued with an exercise price of $1.00 per share.

•
Warrants to purchase 27,771,778 shares of common stock issued to lenders in connection with the sale of the Convertible Bridge Notes between December 1, 2006 and March 31, 2007. The warrants have a four-year term and were issued with an exercise price of $0.09 per share.

•
Warrants to purchase 3,912,011 shares of common stock issued to a placement agent in connection with the sale of the Convertible Bridge Notes between December 1, 2006 and March 31, 2007. The warrants have a seven-year term and were issued with an exercise price of $0.0725 per share.

The following table summarizes the Company’s warrant activity (excluding warrants issued for compensation subsequent to adoption of FAS 123R, which excluded warrants are included below under share-based payments) for the quarter ended March 31, 2007:

	Number of warrants	Exercise Price per warrant		Weighted average exercise price per warrant
Outstanding, January 1, 2007	33,812,133	$$	0.0725 - 2.00	$0.59
Granted	21,351,919	$$	0.0725 - 0.09	$0.09
Exercised	(2,983,051)		$0.0725	$0.07
Outstanding, March 31, 2007	52,181,001	$$	0.0725 - 2.00	$0.42

The Warrants granted pursuant to the April 2004 Private Placement originally had exercise prices of $0.10 and $0.20. However, in accordance with the terms of the agreement and upon specified events the exercise prices of all warrants issued in this placement were modified to $0.05 per share in September 2004 and further modified to $0.01 per share in May 2005. All of the warrants issued in connection to the April 2004 Private Placement were exercised during 2006.

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

As of March 31, 2007, the weighted average contractual life of warrants outstanding was approximately 1.5 years.

Share-based payments:

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective transition method. The total expense associated with warrants issued for compensation, non-plan options and employee stock-option based employee compensation plans was approximately $1,480,000 and $1,724,000 for the three months ended March 31, 2007 and 2006, respectively.

The aggregate intrinsic value in the tables below represent the total intrinsic value (the difference between the closing stock price on the last trading day of the quarter ended March 31, 2007 and the exercise price, multiplied by the number of in-the-money options and warrants) that holders would have received had all such holders exercised their options and warrants on March 31, 2007. This amount changes each reporting period based on changes in the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended 2006 was $82,000. No options or warrants were exercised during the three months ended March 31, 2007.

At March 31, 2007, future compensation cost related to non-vested stock options and warrants, less estimated forfeitures, is approximately $2,157,000 and will be recognized over an estimated weighted average period of 1.5 years..

Options:

A summary of stock option activity is as follows:

	Number of options	Weighted Average Exercise Price per option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	20,610,701	$0.66
Granted	333,333	$0.40
Cancelled/forfeited	(633,802)	$1.54
Outstanding, March 31, 2007	20,310,232	$0.45	5.8	$506,150

Options exercisable at March 31, 2007	19,716,065	$0.45	7.7	$476,500

The following table summarizes additional information about stock options granted during the three months ended March 31:

	2007	2006
Weighted-average fair value of grants	$0.02	$0.67
Risk-free interest rate	5.177%	4.88%
Expected option term	0.25 year	6.1 years
Stock price volatility	160%	135%
Dividend yield	—	—

Warrants:

Outstanding warrants issued for compensation at March 31, 2007, were as follows:

•
Warrants to purchase 18,000,000 shares of common stock issued to our President and Chief Executive Officer on December 1, 2006, as part of his compensation. The warrants have a ten-year term and were issued with exercise prices ranging from $0.11 to $0.18 per share.

•
Warrants to purchase 3,030,000 shares of common stock issued to employees, directors and consultants on December 26, 2006, as part of their compensation. The warrants have a ten-year term and were issued with an exercise price of $0.14 per share.

•
Warrants to purchase 750,000 shares of common stock issued to a director on January 11, 2007, as part of his compensation. The warrants have a ten-year term and were issued with an exercise price of $0.15 per share.

•
Warrants to purchase 9,010,000 shares of common stock issued to employees, directors and consultants on February 5, 2007, as part of their compensation. The warrants have a ten-year term and were issued with an exercise price of $0.14 per share.

•
Warrants to purchase 870,000 shares of common stock issued to employees, directors and consultants on March 14, 2007, as part of their compensation. The warrants have a ten -year term and were issued with an exercise price of $0.19 per share.

•
Warrants to purchase 50,000 shares of common stock issued to a former consultant to settle a pending litigation matter on March 14, 2007. The warrants have a five -year term and were issued with an exercise price of $0.15 per share.

•
Warrants to purchase 10,125,000 shares of common stock issued to our Executive Chairman on March 14, 2007, as part of his compensation. The warrants have a ten-year term and were issued with exercise prices of $0.19 per share.

A summary of share-based payment warrant activity is as follows:

	Number of warrants	Weighted Average Exercise Price per warrant	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	21,030,000	$0.11
Granted	20,805,000	$0.17
Cancelled/forfeited	(19,688)	$0.14
Outstanding, March 31, 2007	41,815,312	$0.15	9.8	$2,024,780

Warrants exercisable at March 31, 2007	10,124,066	$0.14	9.8	$611,666

The following table summarizes additional information about share-based payment warrant s granted during the three months ended March 31:

	2007	2006
Weighted-average fair value of grants	$0.14	$—
Risk-free interest rate	4.4%-4.8%	—%
Expected option term	2.5-6 years	—
Stock price volatility	139%	—%
Dividend yield	—	—

7. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands except per share data)
Numerator for basic and diluted net loss per share:
Net loss	$(5,881)	$(4,925)
Net loss available to common stockholders	$(5,881)	$(4,925)

Denominator:
Denominator for basic and diluted net loss per share - weighted-average shares	106,896	100,527

Basic and diluted net loss per common share:	$(0.06)	$(0.05)

As of March 31, 2007, 20,310,232 options and 94,016,001 warrants were excluded from the computation of net loss per share because their effect would be anti-dilutive. As of March 31, 2006, 22,010,777 options, and 21,497,200 warrants were excluded from the computation of net loss per share because the effect would be anti-dilutive.

8. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Raw Materials	$128	$89
Finished Goods	173	211
	$301	$300

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

9.  Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2007	December 31, 2006

Accrued wages	$130	$90
Accrued interest	241	148
Liquidated damages	464	464
Accrued legal and accounting fees	140	240
Accrued consulting	151	198
Litigation settlement	250	423
Accrued purchases	14	99
Other	645	847
	$2,035	$2,509
 10. Notes Payable

Notes Payable to Shareholders

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

	March 31, 2007	December 31, 2006
	(in thousands)
Notes payable, with interest at 5%, fair value	$524	$524
Less: Discount to record note at fair value	(224)	(224)
	300	300
Less: Note converted into equity	(50)	(50)
Amortization of discount to March 31, 2007	220	217
	$470	$467

The fair value attributed to the notes is based upon the fair value of the underlying financial instruments. The discount resulting from recording the notes at fair value is being amortized using the effective interest method over the five-year term of the notes. As of March 31, 2007, we have accrued interest related to these notes of approximately $103,000.

Note Payable IRL

As partial consideration for the purchase of the pHarlo assets in 2005, Tasker issued a promissory note in the amount of $1,931,973 to Indian River Labs, LLC (“IRL”). The promissory note bears interest of 3.4% per annum and is payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007. The following schedule outlines the activity for this note through March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(in thousands)
Note payable, with interest at 3.4%, fair value	$1,932	$1,932
Principal repayments	(1,524)	(1,253)
	$408	$679

Convertible Bridge Notes

In December 2006, as amended in February 2007, the Company began a Convertible Bridge Note offering in which the Company agreed to issue and sell Convertible Bridge Notes and warrants to purchase shares of common stock at $0.09 per share. The warrants expire in seven years from the date of issuance. The Convertible Bridge Notes mature six months from issuance and have various maturity dates starting June 1, 2007, bear interest at 10% per annum and are convertible into shares of common stock at a price of $0.0725 per share, including interest, or other securities pursuant to the terms of the Convertible Bridge Notes.

Between December 1, 2006 and March 31, 2007, the Company had received cash in the amount of approximately $4,999,000 (including cash received during December 2006, in the amount of approximately $1,920,000) from several investors. In exchange for the cash received, the Company issued to the investors 10% Secured Convertible Bridge Notes (the “Convertible Bridge Notes”), which are convertible into 68,950,621 shares of common stock at a conversion price of $0.0725 per share. As an inducement for the investors to purchase the Convertible Bridge Notes, the Company issued to these investors four-year warrants, which entitle them to purchase an aggregate of 27,771,778 shares of the Company’s common stock, which number of shares is based on 50% of the principal amount of the notes purchased by the investor and divided by the per share exercise price of $0.09.

All of the proceeds were allocated to the warrants and embedded beneficial conversion feature. The combined discount is being amortized as additional (noncash) interest expense with a corresponding increase to the Convertible Bridge Notes over the six-month term of the notes using the effective interest method. As of March 31, 2007, the Company had amortized $2,006,000 of the combined discount to interest expense.

In recording the Convertible Bridge Notes, the Company first allocated the proceeds from the sale of the Convertible Bridge Notes between the Convertible Bridge Notes and the warrants based upon their relative fair values, resulting in the recognition of a discount of $1,316,000. The value of the warrants was computed using the Black-Scholes option pricing model. Second, in accordance with EITF No. 00-27, “Application of Issue 98 - 5 to Certain Convertible Instruments” after allocating a portion of the Convertible Bridge Note proceeds to the warrants, the Company calculated the value of the embedded beneficial conversion feature in the note by comparing the carrying value of the proceeds, net of the warrant discount, to the fair value of the shares issuable upon conversion of the debentures. If there is a beneficial conversion, it is recognized, as an additional discount to the extent of the remaining proceeds. The Company recognized an additional discount of $3,683,000 for the embedded beneficial conversion feature.

As compensation for serving as placement agent, Indigo Securities, LLC received cash of approximately $499,900 and seven-year warrants to purchase an aggregate of approximately 6,895,062 shares of the Company’s common stock at an exercise price of $0.0725 per share. These warrants contain a "cashless exercise" option. The total fee of $1,596,000, including the fair value of the warrants issued, has been recorded as deferred financing costs and is being amortized as additional (noncash) interest expense over the life of the notes using the effective interest method. On March 6, 2007, we issued 2,000,000 shares of our common stock to our placement agent pursuant to the cashless exercise of 2,983,051 of these warrants.

11. Contractual Obligations and Commitments

The Company has the following commitments as of March 31, 2007, which are comprised primarily of a research and development fee contract, consulting and employment contracts, vendor agreements, notes payable, as well as numerous operating leases.

	Payments Due by
	Period	Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)
Research & development (“R&D”) fees (1)	$—	$—	$—	$—	$—
Consulting agreements	130	39	91	—	—
Employment agreements (2)	1,356	437	919	—	—
Vendor agreements	21	16	5	—	—
Operating leases	944	279	665	—	—
Note(s) payable	982	982	—	—	—
Total	$3,433	$1,753	$1,680	$—	$—

(1)           On January 26, 2006, R&D fees payable under a Patent and Sub-License Agreement with pHarlo IP were amended so as to have no minimum amounts payable after 2006; however, they are capped at $2,000,000 for 2007, $4,000,000 for 2008, $8,000,000 for 2009 and $10,000,000 for 2010 and beyond. No fees were paid during the three months ended March 31, 2007.

(2)           As of March 31, 2007 the estimated future minimum annual compensation under these employment agreements, for 2007, 2008 and 2009, is approximately $437,000, $580,000 and $189,000, respectively.

12. Related Party Transactions

Greg Osborn

In April 2007, the Company entered into an employment agreement with Greg Osborn in connection with his appointment as Executive Chairman, effective March 14, 2007. The agreement provides for, among other things, a term of up to 21 months, an annual salary of $60,000, an annual bonus at the discretion of the board, the grant of initial warrants for the purchase of 2,625,000 shares of the Company’s common stock exercisable on a quarterly basis over the term of the agreement at an exercise price of $0.19 per share, the grant of additional warrants exercisable for 7,500,000 shares of the Company’s common stock at an exercise price of $0.19 per share with vesting contingent upon achievement of contractually specified performance goals, severance payments and a cash payment of $20,000 per month for a period of nine months commencing when the Company reaches profitability. Mr. Osborn is the Managing Partner of the firm that served from December 2006 to April 2007 as placement agent for the offering of the Convertible Bridge Notes.

Mr. Osborn purchased Convertible Bridge Notes in the aggregate principal amount of $25,000 and received four-year warrants to purchase an aggregate of 138,888 shares of the Company's common stock at an exercise price of $0.09 per share.

As of March 31, 2007, Indigo Securities, LLC, the placement agent of the Convertible Bridge Notes received in the aggregate a fee of approximately $499,900 and seven-year warrants to purchase an aggregate of approximately 6,895,062 shares of the Company's common stock at an exercise price of $0.0725 per share. These warrants contain a "cashless exercise" option.

Wynn Starr

In 2004, the Company entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement, as amended through January 23, 2007, the Company has granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. In return for this license, Wynn Starr will purchase licensed products from the Company and will withhold up to 25% of the net sale price per gallon sold, based on different increments of achieved net sale prices. The amended agreement also includes other target performance criteria such that, if met by Wynn Starr, the Company will issue to Wynn Starr a warrant to purchase up to 1,300,000 shares of the Company’s common stock with an exercise price based upon the closing price of the Company’s common stock on January 23, 2007, the date of the amendment. As of March 31, 2007, no royalties were due and none had been paid to the Company under this royalty arrangement. Steven B. Zavagli, a former member of the Company’s board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

Gordon Davis

During the three months ended March 31, 2007, the Company paid Gordon O. Davis, the former Chairman of the Board of Directors, approximately $59,000 under a consulting services agreement, as amended on March 7, 2007. Mr. Davis is the father in law of the Company’s Chief Financial Officer.

13.  Segments — Enterprise Wide Disclosures

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

Revenue by Product

The Company’s revenue by product is as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Unifresh® Footbath	$248	$129
Close Call™	1	92
Poultry Processing	177	—
	$426	$221

Dependence on Certain Customers

The Company’s dependence on certain customers as a percentage of total revenue is as follows:

	Three Months Ended March 31,
	2007	2006
Customer A	—%	36.5%
Customer B	38.5%	—%
Customer C	17.7%	—%
Customer D	14.7%	—%

14.  Subsequent Events

Between April 1, 2007 and April 23, 2007, the date that the Company stopped accepting subscriptions to its Convertible Bridge Notes, the Company received additional cash of approximately $1,296,000 and issued additional Convertible Bridge Notes, which are convertible into 17,878,221 shares of common stock at a conversion price of $0.0725 per share. In conjunction with these Convertible Bridge Notes, the Company issued to the investors warrants, to purchase an aggregate of approximately 7,200,950 shares of its common stock at an exercise price of $0.09 per share. The placement agent received cash of approximately $129,600 and seven-year warrants to purchase an aggregate of 1,787,822 shares of the Company's common stock at an exercise price of $0.0725 per share. The placement agent warrants contain a "cashless exercise" option.

Item 2. Management’s Discussion And Analysis of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” for a description of the important factors that could cause actual results to differ materially from those contained in these forward-looking statements.

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

Unifresh® Footbath

We currently market Unifresh®Footbath concentrate, a grooming aid that helps clean and disinfect the hooves of dairy cows. Because of the bacteriostatic properties of the pHarlo technology, this product helps control bacteria that infect the hooves of cows and cause interdigital dermatitis, or a bacterial infection of the skin on a cow’s hoof, and interdigital papillomatosis, or a disease that affects a cow’s hoof that may cause severe lameness, decreased milk yield, body weight loss, decreased reproductive performance and increased veterinary expenses. Unifresh ®Footbath concentrate was launched during the third quarter of 2005. In the fourth quarter of 2005, we discovered that our Unifresh ®Footbath product’s effectiveness was diminished in water that had abnormally high alkaline content. We reformulated our Unifresh ®Footbath concentrate with the addition of a compound that neutralizes alkali, or a type of base that has a pH greater than 7, which can increase the pH of water or soil. In the first quarter of 2006, we introduced our enhanced formulation to the market. It is currently being sold to dairy farms throughout the U.S. through our sales force, independent brokers and farm product distributors. We currently market the product as a grooming aid. No federal agency approvals are required for marketing this product.

Poultry Processing

In August 2005, we began the in-plant commercial verification process for USDA approval to use the pHarlo technology in the scalder process of poultry processing. The first in-plant commercial verification test was completed in October 2005, and submitted to the USDA shortly thereafter. On February 6, 2006, we received a letter from the Food Safety and Inspection Service (“FSIS”) of the USDA consenting to the continuation of in-plant trials of our Scalder application at the facility in Athens, Georgia, as well as two additional poultry processors. The trial involved the application of the pHarlo technology as an antimicrobial in the scalder and post-feather picker processes. In August 2006 we received a Letter of No Objections from the USDA indicating that it had no objections to the use of our product as an antimicrobial processing aid in poultry Scalder and, in December 2006, we received a similar letter from the USDA to use our product in the Picker and New York Dressed Cabinet. During the fiscal quarter ended March 31, 2007, we submitted protocols to be used in the testing of an application for use in the On-Line Reprocessor (“OLR”) and Chiller sections. We received the FSIS’s consent to proceed with in-plant testing of these applications. Tests of the company’s OLR application are currently in process at one plant and tests of its Chiller application are scheduled to begin shortly. Upon the successful completion of these tests, the company will have applications in six of the seven intervention points of poultry processing.

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

Close Call™

Until March 2007, we marketed Close Call™ as an oral hygiene breath drink that eliminates odors from tobacco, garlic, onion and alcohol. The FDA requires companies making structure or function claims relating to a dietary supplement product, such as Close Call™, to “certify that the firm has substantiation that the claim is truthful and not misleading.” While the FDA does not require any presentation of this support, it does require a notice of dietary supplement ingredients and claims. We believe that our Close Call™ product could be marketed more efficiently by a company either already established in the industry or with more commercial resources. Therefore, we are actively seeking to license and/or sell the Close Call ™ brand or derivative applications.

Financial Overview

Until December 31, 2005, we were a development stage company. The quarterly period ended March 31, 2006 was the first period we were considered an operating company.

Based upon our projections of future revenues from our products and cash on hand, including cash of $4.4 million received from the sale of our Convertible Bridge Notes between January 1, 2007 and April 23, 2007, the date that we ceased accepting subscriptions for our Convertible Bridge Notes, we will not have adequate working capital to fund our operations during the next twelve months. We are rapidly depleting our cash resources and our ability to continue to operate and grow our business is dependent upon obtaining new financing.  The cost of any new financing may be prohibitive. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to obtain new financing and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our operations and meet our obligations. We anticipate that we will need approximately an additional $4 - $6 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

Related Party Transactions

Greg Osborn

In April 2007, we entered into an employment agreement with Greg Osborn in connection with his appointment as Executive Chairman, effective March 14, 2007. The agreement provides for, among other things, a term of up to 21 months, an annual salary of $60,000, an annual bonus at the discretion of the board, the grant of initial warrants for the purchase of 2,625,000 shares of common stock exercisable on a quarterly basis over the term of the agreement at an exercise price of $0.19 per share, the grant of additional warrants exercisable for 7,500,000 shares of common stock at an exercise price of $0.19 per share with vesting contingent upon achievement of contractually specified performance goals, severance payments and a cash payment of $20,000 per month for a period of nine months commencing when we reach profitability. Mr. Osborn is the Managing Partner of Indigo Securities, LLC, the firm that served from December 2006 to April 2007 as placement agent for the offering of our Convertible Bridge Notes.

Mr. Osborn purchased Convertible Bridge Notes in the aggregate principal amount of $25,000 and received four-year warrants to purchase an aggregate of 138,888 shares of our common stock at an exercise price of $0.09 per share.

As of March 31, 2007, Indigo Securities, LLC, the placement agent of our Convertible Bridge Notes received in the aggregate a fee of approximately $499,900 and seven-year warrants to purchase an aggregate of approximately 6,895,062 shares of our common stock at an exercise price of $0.0725 per share. These warrants contain a "cashless exercise" option.

Wynn Starr

In 2004, we entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement, as amended through January 23, 2007, we have granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. In return for this license, Wynn Starr will purchase licensed products from us and will remit to us up to 25% of the net sale price per gallon sold, based on different increments of achieved net sale prices. This amended agreement also includes other target performance criteria such that, if met by Wynn Starr, we will issue to Wynn Starr a warrant to purchase up to 1,300,000 shares of our common stock with an exercise price based upon the closing price of our common stock on January 23, 2007, the date of the amendment. Net sales price and licensed products are defined in the Exclusive Field of Use License Agreement and Products Sale Agreement. As of December 31, 2006 no royalties were due and none had been paid to us under this royalty arrangement. Steven B. Zavagli, a former member of our board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

Gordon Davis

During the three months ended March 31, 2007 and 2006, we paid Gordon O. Davis, the former Chairman of the Board of Directors, approximately $59,000 and $20,000, respectively, under a consulting services agreement, as amended on March 7, 2007. Mr. Davis is the father in law of our Chief Financial Officer.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2006 related to stock-based compensation, derivative instruments, goodwill and intangible assets and the valuation of acquired intangible assets. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in Amendment No. 1 to our Annual Report on Form 10-K, as filed with the SEC on April 27, 2007.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues

Revenues for the three months ended March 31, 2007 were approximately $426,000 compared with approximately $221,000 for the corresponding period in 2006. This increase is primarily due to increased sales in Unifresh ® Footbath and Tasker Blue, our poultry processing product. We expect that revenue will continue to increase throughout fiscal year 2007 primarily due to our intensified marketing efforts and the expansion of our distributor network for Unifresh® Footbath and our poultry processing product.

Selling, General and Administrative

Selling, General and Administrative (“SGA”) expenses are primarily comprised of sales and marketing costs, compensation costs, professional fees, and general administrative costs. SGA costs for the three months ended March 31, 2007 decreased by approximately $875,000 from approximately $4.1 million for the three months ended March 31, 2006, to approximately $3.2 million for the three months ended March 31, 2007. We anticipate that SGA costs will continue to decrease, as a percentage of revenues and in absolute dollars, in fiscal year 2007.

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, promotional expenses, advertising, public relations and trade shows. Sales and marketing costs for the three months ended March 31, 2007 increased by approximately $195,000 primarily due to the increase in commission, trade show and promotional expenses incurred as a result of our intensified marketing efforts.

Compensation expense consists primarily of salaries and other related costs for senior management, finance and administrative employees of our company. Compensation expense decreased by approximately $373,000 primarily due to a reduction in administrative and warehouse personnel.

Professional fees for the three months ended March 31, 2007 decreased by approximately $2,000.

General and administrative expenses consist primarily of rent, insurance and travel and entertainment expenses. The decrease in general administrative costs for the three months ended March 31, 2007 by approximately $372,000 was attributable to a settlement fee of approximately $249,000 for the termination of minimum purchase commitment obligations for Close Call™ bottles and a settlement fee of approximately $55,000, related to the settlement of the “BOC” claim, incurred in the three months ended March 31, 2006, a decrease in insurance expense of $49,000, a decrease in equipment rental expense of $13,000, a decrease in the rent expense of $8,000.

Stock based compensation expense for selling, general and administrative employees decreased by approximately $323,000, to approximately $1.4 million for the three months ended March 31, 2007 as compared to $1.7 million for the same time period in 2006. The expense associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the three months ended March 31, 2007, stock compensation expense was allocated as follows:

(in thousands)
Sales and marketing	$168
Product development	136
General and administrative	1,176
$1,480

Product Development

Product development consists primarily of personnel costs to support product development. Product development and research costs for the three months ended March 31, 2007 increased by approximately $108,000 to approximately $484,000 from approximately $376,000 for the three months ended March 31, 2006. The increase was primarily due to a $52,000 increase in bonus expense related to the achievement of regulatory approvals and an increase in product development and clinical trials of approximately $39,000 related to the increased testing activity of our poultry processing product.

Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets, decreased by approximately $297,000 from approximately $574,000 in the three months ended March 31, 2006, to approximately $277,000 for the three months ended March 31, 2007, primarily due to the reduction in the carrying value of the intangible assets as a result of the impairment charge of $12.2 million recorded in the second quarter of 2006.

Interest Expense

Interest expense increased by approximately $78,000 from $27,000 for the three months ended March 31, 2006, to approximately $ 105,000 for the three months ended March 31, 2007. The increase was primarily due to an increase of $92,000 in accrued interest expense related to the Convertible Bridge Notes.

Amortization of fair value assigned to beneficial conversion feature and amortization of fair value of warrants

$1,226,000 is due to the amortization of the debt discount related to the fair value of the beneficial conversion feature of the Convertible Bridge Notes and $460,000 is to due to the amortization of the discount related to the fair value of the four-year warrants.

Amortization of deferred financing costs

$346,000 is due to the amortization of the fair value of the placement agent seven-year warrants and $175,000 is due to the amortization of the placement agent fee.

Interest Income

Interest income decreased by approximately $22,000 from $39,000 for the three months ended March 31, 2006, to approximately $17,000 for the three months ended March 31, 2007 primarily due to a decreased cash balance in the three months ended March 31, 2007, as compared to the same period ending March 31, 2006.

Other expenses

For the three months ended March 31, 2007, we had a gain from the extinguishment of debt for $ 51,000 as a result of settlement of vendor obligations at lower amounts than what we had originally recorded. For the three months ended March 31, 2006, we accrued approximately $87,000 for (i) liquidated damages for failure to have a current prospectus available for the resale of common stock sold in the April 2004 and July 2004 private placements and (ii) a loss on a disposal of a vehicle in the amount of $50,000 as a result of the Settlement and Release Agreement we entered into with a former executive. This increase in expense was partially offset by the reduction of the fair market value of the registration rights liability by approximately $85,000.

Liquidity and Capital Resources

Overview

Since our inception, we have funded operations and investing activities through the sale of common stock, warrants and convertible debt under several private placements. Requirements for liquidated damages under some of these private placements may have an impact on our future liquidity. To date we have satisfied and/or received waivers for the provisions of a majority of the agreements, that would have otherwise required us to pay liquidated damages. However, we have not received waivers and from time to time we have not satisfied some of the provisions of the registration rights agreements for the April 2004 and July 2004 convertible debt. Nevertheless, our obligation to accrue liquidated damages under these registration rights agreements ceased in April 30 and July 22, 2006, respectively. Through December 31, 2006, we have accrued $442,000 in liquidated damages related to these agreements. Also, as of December 31, 2006, we have accrued the full amount of liquidated damages of $23,000 required under the January 26, 2006 registration rights agreement.

Liquidity - Going Concern

Based upon our projections of future revenues from our products and cash on hand, including cash of $4.4 million received from the sale of our Convertible Bridge Notes between January 1, 2007 and April 23, 2007, the date that we ceased accepting subscriptions for our Convertible Bridge Notes, we will not have adequate working capital to fund our operations during the next twelve months. We are rapidly depleting our cash resources and our ability to continue to operate and grow our business is dependent upon obtaining new financing.  The cost of any new financing may be prohibitive. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to obtain new financing and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our operations and meet our obligations. We anticipate that we will need approximately an additional $4 - $6 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

Operating Activities

At March 31, 2007 our cash and cash equivalents balances were approximately $434,000 compared with $932,000 at December 31, 2006.

Net cash used in operating activities for the three months ended March 31, 2007 was approximately $2.8 million, compared to net cash used in operating activities of approximately $2.5 million for the three months ended March 31, 2006.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2007 was approximately $27,000 as compared to approximately $3.5 million for the three months ended March 31, 2006. The decrease in net cash used in investing activities was primarily due to lack of excess funds to invest in marketable securities during 2007.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2007 was approximately $2.3 million, as compared to approximately $8.5 million for the three months ended March 31, 2006.

The net cash provided by financing activities for the three months ended March 31, 2007 principally represents proceeds from the sale of Convertible Bridge Notes, net of placement agent fees and legal costs.

As partial consideration for the purchase of the pHarlo assets in the July 2005 acquisition, we issued a promissory note in the amount of $1,931,973 to Indian River Labs, L.L.C. (“IRL”). The promissory note bears interest of 3.4% per annum and is payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007. During the three months ended March 31, 2007 we paid approximately $271,000 under the IRL promissory note.

Registration Rights Agreements

On April 26, 2006, we filed a registration statement registering the resale of securities purchased in the September 2005 and January 2006 private placements. This registration statement was declared effective by the SEC on October 31, 2006. As it relates to the September 2005 private placement, we have used our best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, we believe that we are not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that our best efforts were used, and we either accede to their assertion or are found to not have used our best efforts, the estimated maximum amount of liquidated damages for which we would be liable, assuming ineffectiveness from May 23, 2006 to October 31, 2006 and for illustration purposes only, from April 1, 2007 to the end of the period covered by the registration agreement is approximately $96,000.

As it relates to the January 2006 private placement, despite using our best efforts, we failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006 we were required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 133,359 shares of common stock and warrants to purchase 133,359 shares of common stock. As of March 31, 2007, we had not issued these shares and warrants.

Off-Balance Sheet Arrangements

During the three and twelve months ended March 31, 2007 and December 31, 2006, respectively, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose entities; material trading activities in non-exchange traded commodity contracts; or transactions with persons or entities that benefit from their non-independent relationship with us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective. Commencing in February 2006, we instituted and are continuing to implement corrective actions with respect to the deficiencies in our disclosure controls and procedures caused by the lack of an automated financial reporting system and a small accounting staff that does not allow for a thorough review process. We will complete the design of financial reports so that we do not rely on spreadsheets and we will add additional accounting staff when our financial condition allows us to do so.

There were no changes to our internal control over financial reporting (as defined on Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

While every effort will be made to ensure the financial reporting system will adhere to our internal controls, we cannot be certain that material weaknesses will not be identified prior to the filing of management’s annual report on internal control over financial reporting.

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

The following is a list of our litigation matters:

On January 5, 2006, a civil action captioned Robert L. Mandell, D.M.D., and Anthony M. Boschetti, D.M.D. v. Tasker Products Corp., Arthur P. Bergeron and Richard J. Kirby was filed in the Middlesex Superior Court in Massachusetts. In the complaint, the plaintiffs allege that we, our former President, Mr. Bergeron, and our alleged former agent, Mr. Kirby, breached an agreement to pay for a study regarding our Breath Rephresh™ product, a mouthwash predecessor to Close Call. The plaintiffs seek recovery of $100,000 in connection with the breach of contract claim. In April 2007, we resolved this matter by the payment of $40,000 and the issuance of a warrant for the purchase of 50,000 shares of our common stock at an exercise price of $0.15 per share.

On January 2006, we received correspondence from Provco Ventures I, LP, an investor in our September 2005 private placement, alleging securities law claims in connection with the September 2005 private placement. On March 6, 2007, we paid Provco Ventures $50,000 in settlement of its claim.

On May 25, 2006, a civil action captioned James Collins v. Tasker Products Corp . was filed in the Connecticut Superior Court for the Judicial District of Stamford. In the complaint, Mr. Collins alleges that Tasker breached the employment agreement between him and our company. Specifically, Mr. Collins alleges that he is due severance compensation pursuant to the employment agreement. On June 29, 2006, we filed our answer to the complaint. The answer also alleges numerous counterclaims against Mr. Collins, including a violation of Connecticut’s Uniform Trade Secrets Act, breach of duty of loyalty and various computer related offenses. In February 2007, we entered into a settlement agreement in connection with this civil action. The settlement agreement provides for among other things (i) payment to Collins of $400,000 in cash, of which $150,000 was paid on February 20, 2007 and $250,000 is payable within 90 days after February 16, 2007 (the "Second Payment"), (ii) acceleration of previously granted stock options exercisable for 1,000,000 shares of common stock granted to Collins to the extent that they have not already vested, which stock options expire 90 days from February 16, 2007, (iii) registration of the shares of common stock underlying such stock options with the Securities and Exchange Commission and reduction of the exercise price of such stock options from an exercise price of $1.45 per share to $0.40 per share, (iv) granting of mutual general releases and (v) withdrawal by Collins of the Lawsuit with prejudice once the Second Payment has been made and such shares of common stock have been registered.

Item 1A. Risk Factors

Except for the following revised risk factor, there have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

RISKS RELATED TO OUR BUSINESS

Unless we obtain new financing and/or generate revenue growth in the near future, our liquidity position will become significantly impaired

Based upon our projections of future revenues from our products and cash on hand, including cash of $4.4 million received from the sale of our Convertible Bridge Notes between January 1, 2007 and April 23, 2007, the date that we ceased accepting subscriptions for our Convertible Bridge Notes, we will not have adequate working capital to fund our operations during the next twelve months. We are rapidly depleting our cash resources and our ability to continue to operate and grow our business is dependent upon obtaining new financing.  The cost of any new financing may be prohibitive. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to obtain new financing and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our operations and meet our obligations. We anticipate that we will need approximately an additional $4 - $6 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

We have lost money in each fiscal quarter since we changed our business model to the development of products in the oral care, food processing, skin care, water purification and pet industries. We expect future losses and we may never become profitable.

We have incurred losses from operations in each quarter since we changed our business direction in late 2002. Our net losses for the three months ended March 31, 2007 and the years ended December 31, 2006, 2005 and 2004 were approximately $5,881,000, $62,943,000, $18,269,000, and $6,072,000, respectively. We expect to continue to incur losses for at least the next twelve months. We anticipate operating expenses will increase as we attempt to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability. If we are not able to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in the consolidated financial statements, we have incurred negative cash flow from operations and net losses since inception and have a working capital deficiency. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

RISKS RELATED TO OUR COMMON STOCK

The large number of shares available for future sale could adversely affect the price of our common stock.

As of March 31, 2007, approximately 19.7 million shares of common stock were issuable upon exercise of outstanding stock options with a weighted average exercise price of $0.45 per share, and approximately 94 million shares of common stock were issuable upon exercise of outstanding warrants with an exercise price of between $0.725 to $2.00 per share. In addition, the registration rights agreement for the January 2006 private placement requires us to pay liquidated damages in the form of additional common stock and warrants. As of March 31, 2007, 133,359 shares and 133,359 warrants are issuable as liquidated damages under the terms of the January 2006 registration rights agreement. Substantially all of the shares underlying these options and warrants have been or would be registered for resale, and none of them are subject to any contractual restrictions on resale. Also, Between April 1, 2007 and April 23, 2007, the date that the Company ceased accepting subscriptions for its Convertible Bridge Notes, an additional 17,878,221 shares of common stock at a conversion price of $0.0725 per share and warrants to purchase 7,200,950 shares of common stock with an exercise price of $0.09 per share are issuable in conjunction with the additional Convertible Bridge Notes we sold between December 1, 2006 and March 2007. Also in relation to these notes an additional 1,787,822 shares of common stock at an exercise price of $0.0725 per share are issuable to the placement agent. Future sales of any of these shares, or the anticipation of such sales, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through an offering of equity securities. Further, any issuance of a substantial number of these shares would dilute the ownership interest of existing stockholders and could result in increased volatility in the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2007, we granted the following stock options and warrants:

•
On February 16, 2007, stock options to purchase an aggregate of 333,333 shares of common stock, at an exercise price of $0.40 per share, with a contract term of ninety days and immediate vesting, were granted as a settlement to a former employee.

•
Warrants to purchase 17,105,122 shares of common stock issued to lenders in connection with the sale of the Convertible Bridge Notes between January 1, 2007 and March 31, 2007. The warrants have a four-year term and were issued with an exercise price of $0.09 per share.

•
Warrants to purchase 4,246,789 shares of common stock issued to a placement agent in connection with the sale of Convertible Bridge Notes between January 1, 2007 and March 31, 2007. The warrants have a seven- year term and were issued with an exercise price of $0.0725 per share.

•
Warrants to purchase 750,000 shares of common stock issued to a director on January 11, 2007, as part of his compensation. The warrants have a ten-year term and were issued with an exercise price of $0.15 per share.

•
Warrants to purchase 9,010,000 shares of common stock issued to employees, directors and consultants on February 5, 2007, as part of their compensation. The warrants have a ten-year term and were issued with an exercise price of $0.14 per share.

•
Warrants to purchase 870,000 shares of common stock issued to employees, directors and consultants on March 14, 2007, as part of their compensation. The warrants have a ten -year term and were issued with an exercise price of $0.19 per share.

•
Warrants to purchase 50,000 shares of common stock issued to a former consultant to settle a pending litigation matter on March 14, 2007. The warrants have a five -year term and were issued with an exercise price of $0.15 per share.

•
Warrants to purchase 10,125,000 shares of common stock issued to our Executive Chairman on March 14, 2007, as part of his compensation. The warrants have a ten-year term and were issued with exercise prices of $0.19 per share.

•	On March 6, 2007, we issued 2,000,000 shares of our common stock to our placement agent, pursuant to the cashless exercise of 2,983,051 of warrants previously earned.

The issuances of common stock, warrants and stock options were not registered under the Securities Act because such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as they were transactions by an issuer that did not involve a public offering of securities.

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

TASKER PRODUCTS CORP.

Date: May 15, 2007	By:	/s/ Stathis Kouninis
Stathis Kouninis Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certifications by Principal Executive Officer

32.2	Section 1350 Certifications by Principal Financial Officer