Form 10-Q
period 2007-06-30
TASKER PRODUCTS CORP
filed 2007-08-14
CIK 1084557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission file number: 0-32019

TASKER PRODUCTS CORP.
(Exact name of registrant as specified in its charter)

Delaware	88-0426048
(State of incorporation)	(IRS Employer Identification No.)

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2007 was 109,461,005.

TASKER PRODUCTS CORP.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	2
	Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006	3
	Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2007 and 2006	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	22
Item 3.	Quantitative And Qualitative Disclosures About Market Risk	31
Item 4.	Controls And Procedures	31

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	33
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 6.	Exhibits	35

SIGNATURES		36

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	June 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$740	$932
Accounts receivable, net of allowance for doubtful accounts of $39 and $24, respectively	462	176
Notes receivable	60	50
Inventories	398	300
Prepaid expenses and other current assets	142	268
Deferred financing costs	897	501
Total current assets	2,699	2,227

Notes receivable, net of current portion	675	669
Property and equipment, net	1,229	1,311
Intangible assets, net	7,499	7,887
Goodwill	9,835	9,835
Deposits, net	41	38
Total assets	$21,978	$21,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$518	$1,227
Other accrued liabilities	2,323	2,509
Notes payable - acquisition of IRL	74	679
Convertible bridge notes, net of discount of $1,818 and $1,600, respectively	6,476	320
Derivative liabilities	945	—
Warrants payable - placement agent	1,501	409
Notes payable - shareholders	582	564
Total current liabilities	12,419	5,708

Long-term liabilities:
Other long-term liabilities	25	30
Total long-term liabilities	25	30
Commitments (See Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000 shares authorized; 109,461 and 106,340 shares issued and outstanding, respectively	109	106
Additional paid-in capital	112,361	105,131
Accumulated deficit	(102,936)	(89,008)
Total stockholders’ equity	9,534	16,229
Total liabilities and stockholders’ equity	$21,978	$21,967
 See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Three Months Ended June 30,
	2007	2006

Revenues	$632	$537
Cost of goods sold	73	145
Gross margin	559	392

Operating expenses
Selling, general & administrative (1)	3,420	2,910
Product development (1)	349	514
Depreciation and amortization	280	579
Impairment of goodwill and intangible asset	—	30,152
Total operating expenses	4,049	34,155

Loss from operations	(3,490)	(33,763)

Other income (expense):
Interest expense	(175)	(22)
Interest income	16	100
Amortization of debt discount	(3,187)	—
Amortization of deferred financing costs	(1,200)	—
Liquidated damages	—	(49)
Gain on extinguishment of obligations	4	50
Other	(15)	(4)
Total other income (expense), net	(4,557)	75
Net loss	$(8,047)	$(33,688)

Net loss per common share, basic and diluted	$(0.07)	$(0.32)
Weighted average common shares outstanding, basic and diluted	108,958	104,947

(1) Stock-based compensation is allocated as follows:

	Three Months Ended June 30,
	2007	2006
Selling, general & administrative	$1,219	$1,006
Product development	13	101
Total	$1,232	$1,107

See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Six Months Ended June 30,
	2007	2006

Revenues	$1,057	$758
Cost of goods sold	168	213
Gross margin	889	545

Operating expenses
Selling, general & administrative (1)	6,606	6,991
Product development (1)	833	889
Write-off of raw material	20	—
Impairment of goodwill and intangible assets	—	30,152
Depreciation and amortization	557	1,154
Total operating expenses	8,016	39,186

Loss from operations	(7,127)	(38,641)

Other income (expense):
Interest expense	(280)	(49)
Interest income	33	138
Amortization of debt discount	(4,872)	—
Amortization of deferred financing costs	(1,722)	—
Liquidated damages	—	(136)
Gain on extinguishment of obligations	55	50
Loss on disposal of vehicle	—	(50)
Other	(15)	75
Total other income (expense), net	(6,801)	28

Net loss	$(13,928)	$(38,613)
Net loss per common share, basic and diluted	$(0.13)	$(0.38)
Weighted average common shares outstanding, basic and diluted	107,933	102,749

(1) Stock-based compensation is allocated as follows:

	Six Months Ended June 30,
	2007	2006
Selling, general & administrative	$2,563	$2,673
Product development	149	158
Total	$2,712	$2,831

See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(13,928)	$(38,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items
Depreciation and amortization	557	1,154
Noncash interest and liquidated damages	1	122
Noncash loss on disposal of assets	—	50
Write off of raw materials	20	—
Stock-based compensation	2,712	2,831
Impairment of goodwill and intangible assets	—	30,152
Allowance for uncollectible accounts receivable	15	10
Loss on equity investment	—	9
Amortization of discount on first and second convertible bridge notes	4,873	—
Amortization of deferred financing costs	1,722	—
Gain on change in fair value of derivative liabilities	15	—
Changes in operating assets and liabilities:
Accounts receivable	(301)	(120)
Inventories	(118)	9
Prepaid expenses and other current assets	122	(20)
Accounts payable	(708)	(489)
Other accrued liabilities	(163)	(286)
Net cash used in operating activities	(5,181)	(5,191)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(6,350)
Purchases of property and equipment	(86)	(93)
Proceeds from available-for-sale-securities		2,650
Payments for deposits and other		(2)
Net cash used in investing activities	(86)	(3,795)

Cash flows from financing activities:
Proceeds from private placements, net of issue costs	6,375	9,335
Deferred financing costs	(812)	(593)
Exercise of warrants / options	122	57
Repayment of auto loan	(5)	—
Repayments on note payable - IRL	(605)	(483)
Net cash provided by financing activities	5,075	8,316

Net decrease in cash and cash equivalents	(192)	(670)
Cash and cash equivalents, beginning of period	932	1,037

Cash and cash equivalents, end of period	$740	$367

Supplemental disclosures of cash flow information:
Interest paid	$6	$13
Supplemental disclosures of non-cash investing and financing activities:
Fair value of warrants issued as private placement fees	$214	$593
Recognition of debt discount and beneficial conversion on debt	$4,161	$—
Conversion of debt and accrued interest into common stock	$116	$194

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

Tasker Products Corp. and its subsidiaries (collectively, the "Company") manufacture, distribute and market products using pHarlo technology, a process that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values. The Company currently markets the following: Unifresh® Footbath, a grooming aid for dairy cows; Tasker Blue, an antimicrobial aid in the scalder (a stage in poultry processing designed to loosen feathers so that they can be picked and removed mechanically) and the post-feather picker process (the method used in chicken processing that receives chickens immediately after the scalder and mechanically removes feathers) sections of poultry processing; and Tasker Pacific Blue™ Seafood Wash, a product used in commercial and retail seafood processing to extend shelf life and reduce or eliminate odors.

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and 2006 reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in Amendment No. 1 to the Company’s annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may occur for the year ending December 31, 2007.

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

FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements.  However, the application of this statement may change the Company’s current practice for fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact this statement will have on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact this statement will have on its financial position, results of operations and cash flows.

3. Liquidity

Going Concern

The Company has incurred losses in its operations in each quarter since it changed its business direction in late 2002. For the three and six months ended June 30, 2007, the Company has incurred a net loss of approximately $8.0 million and $13.9 million, respectively. The Company has not generated positive cash flow from operating activities for the six months ended June 30, 2007 and 2006. The Company expects to continue to incur losses until it can generate sufficient revenue growth from existing and new business arrangements.

At June 30, 2007, the Company had a total of approximately $740,000 of cash and cash equivalents.

Between December 1, 2006 and May 1, 2007, the Company received cash in the amount of approximately $6,295,000 (including cash received during December 2006, in the amount of approximately $1,920,000) from several investors. In exchange for the cash received, the Company issued to the investors 10% Secured Convertible Promissory Notes (the “First Convertible Bridge Notes”), which are convertible into 86,828,841 shares of common stock at a conversion price of $0.0725 per share. As an inducement for the investors to purchase the First Convertible Bridge Notes, the Company issued to these investors four-year warrants, which entitle them to purchase an aggregate of 34,972,733 shares of common stock, which number of shares is based on 50% of the principal amount of the notes purchased by the investors and divided by the per share exercise price of $0.09. As compensation for its services as placement agent, Indigo Securities, LLC received cash in the amount of approximately $629,500 and seven-year warrants to purchase an aggregate of 8,682,894 shares of the Company’s common stock at an exercise price of $0.0725 per share. The placement agent warrants contain a “cashless exercise” option.

In June 2007, the Company received cash in the amount of $2,000,000 from one investor. In exchange for the cash received, the Company issued to the investor 10% Secured Convertible Promissory Notes (the “Second Convertible Bridge Notes”), which are convertible into shares of common stock at a conversion price of the lower of $0.16 per share or 90% of the per share amount of a Qualified Financing (as defined below) or if such Qualified Financing has not been completed by July 4, 2007, the lower of $0.16 per share or 80% of the per share amount of a Qualified Financing. Based on a conversion price of $0.16 per share, the Second Convertible Bridge Notes are convertible into 12,500,000 shares of common stock. In conjunction with these Second Convertible Bridge Notes, the Company issued to the investor four-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share. Since the Company did not complete the Qualified Financing by July 4, 2007, such investor will receive additional four-year warrants to purchase 1,000,000 shares of common stock at an exercise price of 0.20 per share. As compensation of its services as placement agent, Indigo Securities, LLC received cash in the amount of $200,000 and will receive seven-year warrants at an exercise price of the lower of $0.20 per share or the per share exercise price of warrants issued in a Qualified Financing. The number of shares of common stock issuable upon exercise price of such warrants will have an aggregate purchase price of $200,000. Based on an exercise price of $0.20 per share, the warrants that will be issued to Indigo will be exercisable into 1,000,000 shares of common stock. The placement agent warrants also contain a “cashless exercise” option. Because the number of shares issuable on conversion are indeterminate and not limited by the terms of the agreement, the conversion option and warrants are required to be recorded as derivative liabilities. (See Note 14)

A “Qualified Financing” is an offering of debt securities with aggregate gross proceeds of at least $10,000,000 (including the gross proceeds from the First and Second Convertible Bridge Notes).

Based upon the Company’s projections of future revenues from its products and cash on hand, including cash of $6.4 million received from the sale of the Company’s First and Second Convertible Bridge Notes between January 1, 2007 and June 30, 2007, the Company will not have adequate working capital to fund its operations during the next twelve months. The Company is rapidly depleting its cash resources and its ability to continue to operate and grow its business is dependent upon obtaining new financing or generating sufficient cash flows from operations.  The cost of any new financing may be prohibitive. While the Company has been in the process of aggressively developing, marketing and selling its products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of the Company’s efforts will be consistent with its cash availability and burn rate. If the Company is unable to arrange new financing and/or generate sufficient revenue growth from existing and new business arrangements, the Company will not have sufficient cash to support its operations and meet its obligations. The Company anticipates that it will need approximately an additional $4 - $6 million to support its operations and meet its obligations over the next twelve months. The Company is currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

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

At June 30, 2007, there was no derivative liability balance related to the April 2004 and July 2004 registration rights agreements, since the shares purchased under the April 2004 and July 2004 private placements could be sold under Rule 144(k) of the Securities Act of 1933. Conversely, as of June 30, 2007, we had recorded approximately $441,000, the full and maximum potential amount of the actual incurred liquidated damages associated with the April 2004 and the July 2004 registration rights agreements.

On April 26, 2006, the Company filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. This registration statement was declared effective by the SEC on October 31, 2006. As it relates to the September 2005 private placement, the Company believes that it has used its best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, the Company believes that it is not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that the Company used its best efforts, and the Company either accedes to their assertion or is found to not have used its best efforts, the estimated maximum amount of liquidated damages for which the Company would be liable, assuming ineffectiveness from May 23, 2006 to October 31, 2006 and for illustration purposes only, from July 1, 2007 to the end of the period covered by the registration agreement is approximately $68,000.

As it relates to the January 2006 private placement, the Company, despite using its best efforts, failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006, the Company is required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 133,359 shares of common stock and warrants to purchase 133,359 shares of common stock. As of June 30, 2007, the Company had not issued these shares and warrants.

4. Notes Receivable

On March 28, 2005, in connection with the 2005 acquisition of the pHarlo Assets, the Company issued to David Creasey, a principal of pHarlo Citrus Technologies and Indian River Labs, a loan of $625,000. This loan is secured by options and stock that Mr. Creasey holds in the Company. As of June 30, 2007, the balance of this loan is approximately $735,000 including accrued interest of approximately $110,000.

5. Goodwill and Other Intangible Assets

The net carrying values of goodwill and other intangible assets at June 30, 2007 were as follows (in thousands):

	Net Carrying Amount/ Adjusted Basis	Additions	Accumulated Amortization	Net Carrying Amount

Amortizable utility patents	$7,887	$25	$413	$7,499

Goodwill	$9,835	$—	$—	$9,835

The net carrying values of goodwill and other intangible assets at December 31, 2006 were as follows (in thousands):

	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount/ Adjusted Basis
Amortizable utility patents	$22,500	$12,239	$2,374	$7,887

Goodwill	$41,677	$31,842	$—	$9,835

The Company recorded amortization expense of approximately $207,000 and $413,000 related to the other intangible assets for the three and six months ended June 30, 2007, respectively. The Company recorded amortization expense of $511,000 and $1,023,000 related to the other intangible assets for the three and six months ended June 30, 2006, respectively.

Future expected amortization expense of intangible assets for the remaining two quarters of the current fiscal year and the subsequent fiscal years is as follows (in thousands):

2007	$415
2008	829
2009	829
2010	829
2011	829
2012 and thereafter	3,768

6.  Warrants and Stock Options

Warrants:

Outstanding warrants (excluding warrants issued for compensation subsequent to adoption of FAS 123R included below under share-based payments) at June 30, 2007, were as follows:

•	Warrants to purchase 524,850 shares of common stock issued with notes payable in November 2002. The warrants have a five-year term and were issued with an exercise price of $2.00 per share.

•
Warrants to purchase 375,000 shares of common stock issued to pHarlo in connection with a license agreement in November 2002. The warrants have a five-year term and were issued with an exercise price of $0.25 per share.

•	Warrants to purchase 3,025,000 shares of common stock issued to consultants in November 2002. The warrants have a five-year term and were issued with an exercise price of $0.25 per share.

•	Warrants to purchase 400,000 shares of common stock issued to a consultant in May 2004. The warrants have a five-year term and were issued with an exercise price of $0.25 per share.

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

•
Warrants to purchase 34,972,733 shares of common stock issued to lenders in connection with the sale of the First Convertible Bridge Notes between December 1, 2006 and May 1, 2007. The warrants have a four-year term and were issued with an exercise price of $0.09 per share.

•
Warrants to purchase 8,682,894 shares of common stock issued to a placement agent in connection with the sale of the First Convertible Bridge Notes between December 1, 2006 and May 1, 2007. The warrants have a seven-year term and were issued with an exercise price of $0.0725 per share. On March 6, 2007, we issued 2,000,000 shares of our common stock to our placement agent pursuant to the cashless exercise of 2,983,051 of these warrants.

•
Warrants to purchase 1,000,000 shares of common stock issued to a lender in connection with the sale of the Second Convertible Bridge Notes on June 4, 2007. The warrants have a four-year term and were issued with an exercise price of $0.20 per share.

•
Warrants to purchase shares of common stock issuable to a placement agent in connection with the sale of the Second Convertible Bridge Notes on June 4, 2007. The number of shares of common stock issuable upon exercise price of such warrants will have an aggregate purchase price of $200,000 at an exercise price of the lower of $0.20 per share or the per share price of warrants issued in a Qualified Financing. The number of shares into which these warrants are convertible, based on a $0.20 per share exercise price, is 1,000,000 shares. The warrants have a seven-year term and contain a "cashless exercise" option.

The following table summarizes the Company’s warrant activity (excluding warrants issued for compensation subsequent to adoption of FAS 123R included below under share-based payments) for the quarter ended June 30, 2007:

	Number of warrants	Exercise Price per warrant	Weighted average exercise price per warrant share
Outstanding, January 1, 2007	33,812,133	$0.0725 - $2.00	$0.59
Granted	21,351,919	$0.0725 - $0.09	$0.09
Exercised	(2,983,051)	$0.0725	$0.07
Outstanding, March 31, 2007	52,181,001	$0.0725 - $2.00	$0.42
Granted	11,806,957	$0.0725 - $0.20	$0.10
Exercised	—	—	—
Outstanding, June 30, 2007	63,987,958	$0.0725 - $2.00	$0.34

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

As of June 30, 2007, the weighted average contractual life of warrants outstanding (excluding warrants issued for compensation subsequent to adoption of FAS 123R included below under share-based payments) is approximately 4.2 years.

Share-based payments:

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective transition method. The total expense associated with non-plan warrant and stock option based employee compensation was approximately $1,232,000 and $1,107,000 for the three months ended June 30, 2007 and 2006, respectively. The total expense associated with non-plan warrant and stock option based employee compensation was approximately $2,712,000 and $2,831,000 for the six months ended June 30, 2007 and 2006, respectively.

The aggregate intrinsic value in the tables below represent the total intrinsic value (the difference between the closing stock price on the last trading day of the quarter ended June 30, 2007 and the exercise price, multiplied by the number of in-the-money options and warrants) that holders would have received had all such holders exercised their options and warrants on June 30, 2007. This amount changes each reporting period based on changes in the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three and six months ended June 30, 2007 was $1,000. Total intrinsic value of options exercised for the six months ended 2006 was $122,000.

At June 30, 2007, future compensation cost related to non-vested stock options and warrants, less estimated forfeitures, is approximately $3,454,000 and will be recognized over an estimated weighted average period of 8.5 years.

A summary of stock option and warrants activity is as follows:

	Number of options	Weighted Average Exercise Price per option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	41,640,701	$0.40
Granted	21,138,333	$0.17
Cancelled/forfeited	(673,490)	$1.46
Outstanding, March 31, 2007	62,105,544	$0.25	8.47	$2,531,000
Granted	6,620,000	$0.18
Exercised	(10,000)	$0.25
Cancelled/forfeited	(1,000,000)	$0.40
Outstanding, June 30, 2007	67,715,544	$0.25	8.5	$3,454,000

Options and warrants exercisable at June 30, 2007	40,218,915	$0.29	8.3	$959,457

The following table summarizes additional information about stock options granted during the six months ended June 30:

	2007	2006
Weighted-average fair value of grants	$0.14	$0.69
Risk-free interest rate	4.44%-4.92%	4.88%-5.04%
Expected option term	4.0-6.1 years	6.1 years
Stock price volatility	138%-141%	132%-135%
Dividend yield	—	—

Outstanding stock options and warrants issued for compensation at June 30, 2007, were as follows:

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

•
Warrants to purchase 200,000 shares of common stock issued to two consultants on April 13, 2007, as part of their compensation. The warrants have a ten-year term and were issued with exercise prices of $0.33 per share.

•
Warrants to purchase 1,420,000 shares of common stock issued to employees, directors and consultants on June 29, 2007, as part of their compensation. The warrants have a ten -year term and were issued with an exercise price of $0.20 per share.

•
Warrants to purchase 5,000,000 shares of common stock issued to the placement agent on June 29, 2007, as a fee for various consulting services provided. The warrants have a ten-year term and were issued with an exercise price of $0.19 per share.

7. Net Loss Per Common Share

The following tables set forth the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended
	June 30,
	2007	2006
	(in thousands except per share data)
Numerator for basic and diluted net loss per share:
Net loss	$(8,047)	$(33,688)
Net loss available to common stockholders	$(8,047)	$(33,688)

Denominator:
Denominator for basic and diluted net loss per share - weighted-average shares	108,958	104,947

Basic and diluted net loss per common share:	$(0.07)	$(0.32)

	Six Months Ended
	June 30,
	2007	2006
	(in thousands except per share data)
Numerator for basic and diluted net loss per share:
Net loss	$(13,928)	$(38,613)
Net loss available to common stockholders	$(13,928)	$(38,613)

Denominator:
Denominator for basic and diluted net loss per share - weighted-average shares	107,933	102,749

Basic and diluted net loss per common share:	$(0.13)	$(0.38)

As of June 30, 2007, 19,300,232 options, 112,422,958 warrants and 109,556,114 shares of common stock issuable upon the conversion of the First and Second Convertible Bridge Notes were excluded from the computation of net loss per share because their effect would be anti-dilutive. As of June 30, 2006, 22,440,777 options and 21,497,200 warrants were excluded from the computation of net loss per share because the effect would be anti-dilutive.

8. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Raw Materials	$121	$89
Finished Goods	277	211
	$398	$300

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

9.  Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2007	December 31, 2006

Accrued wages	$134	$90
Accrued interest	402	148
Liquidated damages	464	464
Accrued legal and accounting fees	130	240
Accrued consulting	151	198
Litigation settlement	—	423
Accrued purchases	20	99
Other	1,022	847
	$2,323	$2,509

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

	June 30, 2007	December 31, 2006
	(in thousands)
Notes payable, with interest at 5%, fair value	$524	$524
Less: Discount to record note at fair value	(224)	(224)
	300	300
Less: Note converted into equity	(50)	(50)
Amortization of discount to June 30, 2007 and December 31, 2006, respectively	223	217
	$473	$467

The fair value attributed to the notes is based upon the fair value of the underlying financial instruments. The discount resulting from recording the notes at fair value is being amortized using the effective interest method over the five-year term of the notes. As of June 30, 2007 and December 31, 2006 we have accrued interest related to these notes of approximately $109,000 and $97,000, respectively.

Note Payable IRL

As partial consideration for the purchase of the pHarlo assets in 2005, Tasker issued a promissory note in the amount of $1,931,973 to Indian River Labs, LLC (“IRL”). The promissory note bears interest of 3.4% per annum and is payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007. On May 22, 2007 we issued 761,963 shares of our common stock, in lieu of cash for two installments of this note payable.

The following schedule outlines the activity for this note through June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(in thousands)
Note payable, with interest at 3.4%, fair value	$1,932	$1,932
Principal repayments	(1,858)	(1,253)
	$74	$679

Convertible Bridge Notes

In December 2006,  the Company began an offering of 10% Convertible Promissory Notes in which the Company agreed to issue and sell First Convertible Bridge Notes and warrants to purchase shares of common stock at $0.09 per share. The warrants expire in four years from the date of issuance. The First Convertible Bridge Notes mature six months from issuance and have various maturity dates starting June 1, 2007, bear interest at 10% per annum and are convertible into shares of common stock at a price of $0.0725 per share, including interest, or other securities pursuant to the terms of the First Convertible Bridge Notes. Certain of the notes have matured according to their terms, but no demand for payment has been made by the holders. The related discounts and deferred financing fees were fully amortized through the maturity dates and interest continues to be accrued. The Company will either pay such notes and related interest when demand is made or, if elected by the holders, convert the notes and accrued interest into new notes and/or equity instruments in any Qualified Financing commenced by the Company.

Between December 1, 2006 and May 1, 2007, the Company had received cash in the amount of approximately $6,295,000 (including cash received during December 2006, in the amount of approximately $1,920,000) from several investors. In exchange for the cash received, the Company issued to the investors 10% Secured Convertible Promissory Notes (the “First Convertible Bridge Notes”), which are convertible into 86,828,841 shares of common stock at a conversion price of $0.0725 per share. As an inducement for the investors to purchase the First Convertible Bridge Notes, the Company issued to these investors four-year warrants, which entitle them to purchase an aggregate of 34,972,733 shares of common stock, which number of shares is based on 50% of the principal amount of the notes purchased by the investor and divided by the per share exercise price of $0.09.

All of the proceeds were allocated to the warrants and embedded beneficial conversion feature. The combined discount is being amortized as additional (noncash) interest expense with a corresponding increase to the First Convertible Bridge Notes over the six-month term of the notes using the effective interest method. For the six months ended June 30, 2007, the Company had amortized $4,835,000 of the combined discount to interest expense.

In recording the First Convertible Bridge Notes, the Company first allocated the proceeds from the sale of the First Convertible Bridge Notes between the First Convertible Bridge Notes and the warrants based upon their relative fair values, resulting in the recognition of a discount of approximately $1,666,000. The value of the warrants was computed using the Black-Scholes option pricing model. Second, in accordance with EITF No. 00-27, “Application of Issue 98 - 5 to Certain Convertible Instruments” after allocating a portion of the First Convertible Bridge Note proceeds to the warrants, the Company calculated the value of the embedded beneficial conversion feature in the note by comparing the carrying value of the proceeds, net of the warrant discount, to the fair value of the shares issuable upon conversion of the debentures. If there is a beneficial conversion, it is recognized, as an additional discount to the extent of the remaining proceeds. The Company recognized an additional discount of $4,629,000 for the embedded beneficial conversion feature.

As compensation for its services as placement agent, Indigo Securities, LLC received cash in the amount of approximately $629,500 and seven-year warrants to purchase an aggregate of approximately 8,682,894 shares of the Company’s common stock at an exercise price of $0.0725 per share. These warrants contain a "cashless exercise" option. The total fee of $1,721,000, including the fair value of the warrants issued, has been recorded as deferred financing costs and is being amortized as additional (noncash) interest expense over the life of the notes using the effective interest method. On March 6, 2007, the Company issued 2,000,000 shares of its common stock to this placement agent pursuant to the cashless exercise of 2,983,051 of these warrants.

In June 2007, the Company received cash in the amount of $2,000,000 from one investor. In exchange for the cash received, the Company issued to the investor 10% Convertible Promissory Notes (the “Second Convertible Bridge Notes”), which are convertible into shares of common stock at a conversion price of the lower of $0.16 per share or 90% of the per share amount of a Qualified Financing (as defined above) or if such Qualified Financing has not been completed by July 4, 2007, the lower of $0.16 per share or 80% of the per share amount of a Qualified Financing. In conjunction with these Second Convertible Bridge Notes, the Company issued to the investor four-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share. Since the Company did not complete the Qualified Financing by July 4, 2007, such investor will receive additional four-year warrants to purchase 1,000,000 shares of common stock at an exercise price of 0.20 per share. As compensation for its services as placement agent, Indigo Securities, LLC received cash in the amount of $200,000 and will receive seven-year warrants at an exercise price of the lower of $0.20 per share or the per share price of warrants issued in a Qualified Financing. The number of shares of common stock issuable upon exercise price of such warrants will have an aggregate purchase price of $200,000. Based on an exercise price of $0.20 per share, the warrants that will be issued to Indigo will be exercisable into 1,000,000 shares of common stock. The placement agent warrants also contain a “cashless exercise” option. Because the number of shares issuable on conversion are indeterminate and not limited by the terms of the agreement, the conversion option and warrants are required to be recorded as derivative liabilities (See Note 14).

	June 30, 2007	December 31, 2006
	(in thousands)
Convertible bridge notes, with interest at 10%	$8,295	$1,920
Less: Discount to warrants and beneficial conversion features	(7,011)	(1920)
	1,284	—
Amortization of discount to June 30, 2007	5,192	320
	$6,476	$320

11. Contractual Obligations and Commitments

The Company has the following off-balance sheet commitments as of June 30, 2007, which are comprised primarily of a research and development fee contract, consulting and employment contracts, vendor agreements, notes payable, as well as numerous operating leases.

	(in thousands)
	Payments Due by
	Period	Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Research & development (“R&D”) fees (1)	$—	$—	$—	$—	$—
Consulting agreements	121	30	91	—	—
Employment agreements (2)	1,281	301	980	—	—
Vendor agreements	16	11	5	—	—
Operating leases	850	185	665	—	—
Total	$2,268	$527	$1,741	$—	$—

(1)           On January 26, 2006, R&D fees payable under a Patent and Sub-License Agreement with pHarlo IP were amended so as to have no minimum amounts payable after 2006; however, they are capped at $2,000,000 for 2007, $4,000,000 for 2008, $8,000,000 for 2009 and $10,000,000 for 2010 and beyond. During the six months ended June 30, 2007, we paid approximately $21,000 and accrued $30,000 R&D fees.

(2)           As of June 30, 2007 the estimated future minimum annual compensation under these employment agreements, for 2007, 2008 and 2009, is approximately $301,000, $600,000 and $230,000, respectively.

12. Related Party Transactions

Greg Osborn

In April 2007, the Company entered into an employment agreement with Greg Osborn in connection with his appointment as Executive Chairman, effective March 14, 2007. The agreement provides for, among other things, a term of up to 21 months, an annual salary of $60,000, an annual bonus at the discretion of the board, the grant of initial warrants for the purchase of 2,625,000 shares of the Company’s common stock exercisable on a quarterly basis over the term of the agreement at an exercise price of $0.19 per share, the grant of additional warrants exercisable for 7,500,000 shares of the Company’s common stock at an exercise price of $0.19 per share with vesting contingent upon achievement of contractually specified performance goals, severance payments and a cash payment of $20,000 per month for a period of nine months commencing when the Company reaches profitability. Mr. Osborn is the Managing Partner of Indigo Securities, LLC, the firm that served from December 2006 to June 2007 as placement agent for the offering of the First and Second Convertible Bridge Notes.

Mr. Osborn purchased First Convertible Bridge Notes in the aggregate principal amount of $25,000 and received four-year warrants to purchase an aggregate of 138,888 shares of the Company's common stock at an exercise price of $0.09 per share.

As of May 1, 2007, Indigo Securities, LLC, the placement agent of the First Convertible Bridge Notes received in the aggregate a fee of approximately $629,500 and seven-year warrants to purchase an aggregate of approximately 8,682,894 shares of the Company's common stock at an exercise price of $0.0725 per share. Also, in connection with the Second Convertible Bridge Notes Indigo Securities, LLC received cash of $200,000 and will receive seven-year warrants. The number of shares of common stock issuable upon exercise price of such warrants will have an aggregate purchase price of $200,000 at an exercise price of the lower of $0.20 per share or the per share price of warrants issued in a Qualified Financing. The number of shares that the Indigo warrants are convertible into based on a $0.20 per share exercise price is 1,000,000 shares. The warrants contain a "cashless exercise" option. Warrants to purchase 5,000,000 shares of common stock were issued to the placement agent on June 29, 2007, as a fee for various consulting services provided. The warrants have a ten-year term and were issued with an exercise price of $0.19 per share.

Wynn Starr

In 2004, the Company entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement, as amended through January 23, 2007, the Company has granted Wynn Starr a worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. In return for this license, Wynn Starr will purchase licensed products from the Company and will withhold up to 25% of the net sale price per gallon sold, based on different increments of achieved net sale prices. The amended agreement also includes other target performance criteria such that, if met by Wynn Starr, the Company will issue to Wynn Starr a warrant to purchase up to 1,300,000 shares of the Company’s common stock with an exercise price based upon the closing price of the Company’s common stock on January 23, 2007, the date of the amendment. As of June 30, 2007, the Company had paid $14,000 to Wynn Starr and had accrued $22,000 under this royalty arrangement. Steven B. Zavagli, a former member of the Company’s board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

Gordon Davis

During the six months ended June 30, 2007, the Company paid Gordon O. Davis, the former Chairman of the Board of Directors, who resigned in May 2006, approximately $65,000 under a consulting services agreement, as amended on March 7, 2007. Mr. Davis is the father in law of the Company’s Chief Financial Officer.

13.  Segments — Enterprise Wide Disclosures

The Company owns several utility patents and patent applications that cover certain products applications that are marketed and sold by the Company. The Chief Operating Decision Maker (CODM) of the Company is the President and CEO. The operating results of each product application, other than for revenue, are not separately tracked or reported. Operating results by product application are not reviewed by the CODM because discrete financial information is not available. Consequently, as permitted by the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has one reportable segment for financial statement purposes.

Revenue by Product

The Company’s revenue by product is as follows:

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Unifresh® Footbath	$342	$477
Tasker Blue Poultry Processing	283	—
Close Call™	—	60
Other	7	—
	$632	$537

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Unifresh® Footbath	$591	$606
Tasker Blue Poultry Processing	458	—
Close Call™	—	152
Other	8	—
	$1,057	$758

Dependence on Certain Customers

The Company’s dependence on certain customers as a percentage of total revenue is as follows:

	Three Months Ended June 30,
	2007	2006
Customer A	13%	40%
Customer B	6%	25%
Customer C	38%	—%
Customer D	23%	—%

	Six Months Ended June 30,
	2007	2006
Customer A	15%	31%
Customer B	7%	20%
Customer C	38%	—%
Customer D	19%	—%

Accounts Receivable Concentration

	Six Months Ended June 30,
	2007	2006
Customer A	17%	53%
Customer B	2%	38%
Customer C	40%	—%
Customer D	20%	—%

14.  Derivative Instruments

The Company has issued and outstanding financial instruments with embedded derivative features consisting of convertible debt and warrants. The Company analyzes these financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 and Emerging Issues task Force (“EITF”) Issue No. 00-19 to determine if these hybrid contracts have embedded derivatives that must be bifurcated. In addition, free standing warrants are accounted for as either equity or liabilities in accordance with the provisions of EITF Issue No. 00-19.

Under EITF 00-19, instruments that are issued when there are insufficient shares to satisfy their conversion are required to be recorded as derivative liabilities and are then required to be adjusted to fair value at each reporting period with changes in fair value being recorded in the statement of operations. Because the conversion price of the Second Convertible Bridge Notes is based upon a formula, the number of shares which will ultimately be issued is currently indeterminable and we cannot therefore be assured of having sufficient shares available to satisfy conversions. Also as a result, other issuances subsequent to this transaction, such as the warrants issued with the Second Convertible Bridge Notes are also required to be carried as derivative liabilities even though the number of such instruments is fixed.

At the inception and at each reporting date the Company has recorded a derivative liability. At each reporting period, the Company calculates the estimated fair value of the derivative liability. Changes in the estimated fair value of the derivative liabilities are recorded in the consolidated statement of operations. The change in the fair value of the derivative liabilities from issuance to June 30, 2007 was $15,000. At June 30, 2007, the derivative liability was approximately $945,000.

15.  Subsequent Events

On July 16, 2007 the Company reincorporated from the State of Nevada to the State of Delaware. As a result of this reincorporation, the number of authorized shares of the Company’s common stock increased from 300,000,000 to 450,000,000 and the Company has 15,000,000 shares of preferred stock authorized.

Since the Company did not complete the Qualified Financing by July 4, 2007, the investor of the Second Convertible Bridge Notes will receive additional four-year warrants to purchase 1,000,000 shares of common stock at an exercise price of 0.20 per share.

Item 2. Management’s Discussion And Analysis of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” for a description of the important factors that could cause actual results to differ materially from those contained in these forward-looking statements.

Business Overview

 We manufacture, distribute and market a variety of products using a process we refer to as “pHarlo technology.” These products are covered by one or more patents, or base patents, and manufactured using the pHarlo technology, which is covered by those patents. The pHarlo technology utilizes a safe solution, which we call the pHarlo concentrate, a solution whose components have been accepted as Generally Recognized as Safe by the U.S. Food and Drug Administration, or FDA. This safe solution enables copper sulfate, a compound with bacteriostatic properties, i.e., the ability to inhibit bacteria growth, to remain active throughout a wide range of pH values, or measurements of acidity or alkalinity in a solution.

We currently market:

•	Unifresh Footbath, a grooming aid for dairy cows;

•	Tasker Pacific Blue Seafood Wash, a product used in commercial and retail seafood processing to extend shelf life and reduce or eliminate odors; and

•
Tasker Blue, an antimicrobial aid to be used in the scalder process of poultry processing, a stage in poultry processing designed to loosen feathers so that they can be picked and removed mechanically, and the post-feather picker process, which is the method used in chicken processing that receives chickens immediately after the scalder and mechanically removes feathers.

We are currently seeking to license and/or sell the Close Call™ brand an oral hygiene drink and derivative applications.

Unifresh® Footbath

We currently market Unifresh®Footbath concentrate, a grooming aid that helps clean and disinfect the hooves of dairy cows. Because of the bacteriostatic properties of the pHarlo technology, this product helps control bacteria that infect the hooves of cows and cause interdigital dermatitis, a bacterial infection of the skin on a cow’s hoof, and interdigital papillomatosis, a disease that infects a cow’s hoof that may cause severe lameness, decreased milk yield, body weight loss, decreased reproductive performance and increased veterinary expenses. Unifresh ®Footbath concentrate was launched during the third quarter of 2005. In the fourth quarter of 2005, we discovered that our Unifresh ®Footbath product’s effectiveness was diminished in water that had abnormally high alkaline content. We reformulated our Unifresh ®Footbath concentrate with the addition of a compound that neutralizes alkali, or a type of base that has a pH greater than 7, which can increase the pH of water or soil. In the first quarter of 2006, we introduced our enhanced formulation to the market. It is currently being sold to dairy farms throughout the U.S. through our sales force, independent brokers and farm product distributors. We currently market the product as a grooming aid. No federal agency approvals are required for marketing this product.

Poultry Processing

In August 2005, we began the in-plant commercial verification process for USDA approval to use the pHarlo technology in the scalder process of poultry processing. The first in-plant commercial verification test was completed in October 2005 and submitted to the USDA shortly thereafter.

On February 6, 2006, we received a letter from the Food Safety and Inspection Service ("FSIS") of the USDA consenting to the continuation of in-plant trials of our Scalder application at a facility in Athens, Georgia, as well as two additional poultry processing plants. The trial involved the application of the pHarlo technology as an antimicrobial in the scalder and post-feather picker stages. In August 2006 we received a Letter of No Objections from the FSIS indicating that it had no objections to the use of our product as an antimicrobial processing aid in poultry Scalder and, in December 2006, we received a similar letter from the USDA to use our product in the Picker and New York Dressed Cabinet.

During the fiscal quarter ended June 30, 2007, we submitted protocols to be used in the testing of an application for use in the On-Line Reprocessor ("OLR") and Chiller sections. We received the FSIS's consent to proceed with in-plant testing of these applications. Tests of our OLR application were suspended when we were informed of the USDA’s intention to reconsider this requirement of this section as an intervention point in controlling bacteria.

We recently began tests of our Chiller application. If these tests are successful and we receive a Letter of No Objections from the FSIS, we will have commercial applications in five of the six intervention stages of poultry processing.

Seafood Processing Products

We recently began marketing the pHarlo technology for use in pathogen reduction, a process by which certain bacteria that causes disease or illness are reduced in number or eliminated, and the shelf life of seafood is extended. Our product, Tasker Pacific Blue Seafood Wash, has been tested at the North Carolina State Center for Marine Science & Technology, Virginia Tech University and Mississippi State University on shrimp, mahi mahi, salmon, flounder, scallops and catfish. The results of these studies indicated that the pHarlo technology could possibly double the shelf life on catfish filets and significantly increase the shelf life of seafood. No federal agency approvals are required for the marketing of this product.

In the processing of fish and seafood species, water is used at many points after harvesting. Therefore, the use of dip tanks and sprays of chilled water are normal and common. The addition of the Tasker Pacific Blue Seafood Wash to these wash waters is an easy adaptation of existing process equipment. Our seafood application is currently in trial testing by a seafood company located in the southeast and in several supermarkets in the northeast.

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

Based upon our projections of future revenues from our products and cash on hand, including cash of $6.4 million received from the sale of our First and Second Convertible Bridge Notes between January 1, 2007 and June 30, 2007, we will not have adequate working capital to fund our operations during the next twelve months. We are rapidly depleting our cash resources and our ability to continue to operate and grow our business is dependent upon obtaining new financing or generating sufficient cash flows from operations.  The cost of any new financing may be prohibitive. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to arrange new financing and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our operations and meet our obligations. We anticipate that we will need approximately an additional $4 - $6 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

Related Party Transactions

Greg Osborn

In April 2007, we entered into an employment agreement with Greg Osborn in connection with his appointment as Executive Chairman, effective March 14, 2007. The agreement provides for, among other things, a term of up to 21 months, an annual salary of $60,000, an annual bonus at the discretion of the board, the grant of initial warrants for the purchase of 2,625,000 shares of common stock exercisable on a quarterly basis over the term of the agreement at an exercise price of $0.19 per share, the grant of additional warrants exercisable for 7,500,000 shares of common stock at an exercise price of $0.19 per share with vesting contingent upon achievement of contractually specified performance goals, severance payments and a cash payment of $20,000 per month for a period of nine months commencing when we reach profitability. Mr. Osborn is the Managing Partner of Indigo Securities, LLC, the firm that served from December 2006 to June 2007 as placement agent for the offering of our First and Second Convertible Bridge Notes.

Mr. Osborn purchased First Convertible Bridge Notes in the aggregate principal amount of $25,000 and received four-year warrants to purchase an aggregate of 138,888 shares of our common stock at an exercise price of $0.09 per share.

As of May 1, 2007, Indigo Securities, LLC, the placement agent of the First Convertible Bridge Notes received in the aggregate a fee of approximately $629,500 and seven-year warrants to purchase an aggregate of approximately 8,682,894 shares of our common stock at an exercise price of $0.0725 per share. Also, in connection with the Second Convertible Bridge Notes Indigo Securities, LLC received cash of $200,000 and will receive seven-year warrants at an exercise price of the lower of $0.20 per share or the per share price of warrants issued in a Qualified Financing. The number of shares of common stock issuable upon exercise price of such warrants will have an aggregate purchase price of $200,000. The number of shares that the Indigo warrants are convertible into based on a $0.20 per share exercise price is 1,000,000 shares. The warrants contain a "cashless exercise" option.

Wynn Starr

In 2004, we entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement, as amended through January 23, 2007, we have granted Wynn Starr a worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. In return for this license, Wynn Starr will purchase licensed products from us and will remit to us up to 25% of the net sale price per gallon sold, based on different increments of achieved net sale prices. This amended agreement also includes other target performance criteria such that, if met by Wynn Starr, we will issue to Wynn Starr a warrant to purchase up to 1,300,000 shares of our common stock with an exercise price based upon the closing price of our common stock on January 23, 2007, the date of the amendment. Net sales price and licensed products are defined in the Exclusive Field of Use License Agreement and Products Sale Agreement. As of June 30, 2007, we had paid $14,000 to Wynn Starr and had accrued $22,000 under this royalty arrangement. Steven B. Zavagli, a former member of our board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

Gordon Davis

During the three months ended June 30, 2007 and 2006, we paid Gordon O. Davis, the former Chairman of the Board of Directors, who resigned in May 2006, approximately $6,000 and $30,000, respectively, under a consulting services agreement, as amended on March 7, 2007. Mr. Davis is the father in law of our Chief Financial Officer.

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

The critical accounting policies we identified in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 related to stock-based compensation, derivative instruments, goodwill and intangible assets and the valuation of acquired intangible assets. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in Amendment No. 1 to our Annual Report on Form 10-K, as filed with the SEC on April 27, 2007.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues

Revenues for the three months ended June 30, 2007 were approximately $632,000 compared with approximately $537,000 for the corresponding period in 2006. This increase is primarily due to increased sales in Unifresh ® Footbath and Tasker Blue, our poultry processing product. We expect that revenue will continue to increase throughout fiscal year 2007 primarily due to our intensified marketing efforts of our poultry processing product and due the expansion of our distributor network for our Unifresh® Footbath product.

Selling, General and Administrative

Selling, General and Administrative (“SGA”) expenses are primarily comprised of sales and marketing expenses, compensation expenses, professional fees, and general and administrative expenses. SGA expenses for the three months ended June 30, 2007 increased by approximately $510,000 from approximately $2.9 million for the three months ended June 30, 2006, to approximately $3.4 million for the three months ended June 30, 2007.

Sales and marketing expenses consist primarily of salaries and other related expenses for sales and marketing personnel, sales commissions, promotional expenses, advertising, public relations and trade show expenses. Sales and marketing expenses for the three months ended June 30, 2007 decreased by approximately $155,000 primarily due to the timing of consulting, trade show and advertising expenses.

Compensation expense consists primarily of salaries and other related expenses for senior management, finance and administrative employees of our company. Compensation expenses decreased by approximately $118,000 primarily due to a reduction in administrative and warehouse personnel.

Professional fees for the three months ended June 30, 2007 increased by approximately $97,000 due to increase in audit and accounting fees of $52,000, legal fees of $20,000 and investor service fees of $25,000.

General and administrative expenses consist primarily of rent, insurance and travel and entertainment expenses. The increase in general administrative expenses for the three months ended June 30, 2007 by approximately $473,000 was primarily due to an increase in consulting expenses of $329,000 and annual meeting expenses of $62,000. During the three months ended June 30, 2006, we settled a minimum purchase agreement at $119,000 less than we had originally anticipated.

Stock based compensation expense for selling, general and administrative employees increased by approximately $213,000, to approximately $1.2 million for the three months ended June 30, 2007 as compared to $1.0 million for the same time period in 2006. The expense associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the three months ended June 30, 2007, stock compensation expense was allocated as follows:

(in thousands)
Sales and marketing	$109
Product development	13
General and administrative	1,110
$1,232

Product Development

Product development consists primarily of personnel expenses to support product development. Product development and research expenses for the three months ended June 30, 2007 decreased by approximately $165,000 to approximately $349,000 from approximately $514,000 for the three months ended June 30, 2006. This decrease is primarily due to our decision to focus our development efforts in a select smaller number of products. The decrease in the number of products we are developing and testing in the three months ended June 30, 2007 resulted in the decrease in consulting expenses of approximately $50,000, decrease in third party laboratory testing expenses and product development expenses of $67,000 and decrease in warehouse expenses of $30,000.

Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets, decreased by approximately $299,000 from approximately $579,000 in the three months ended June 30, 2006, to approximately $280,000 for the three months ended June 30, 2007, primarily due to the reduction in the carrying value of the intangible assets as a result of the impairment charge of $12.2 million recorded in the second quarter of 2006.

Interest Expense

Interest expense increased by approximately $153,000 from $22,000 for the three months ended June 30, 2006, to approximately $ 175,000 for the three months ended June 30, 2007. The increase was primarily due to an increase of $162,000 in accrued interest expense related to the First and Second Convertible Bridge Notes.

Interest Income

Interest income decreased by approximately $84,000 from $100,000 for the three months ended June 30, 2006, to approximately $16,000 for the three months ended June 30, 2007 primarily due to a decreased cash balance in the three months ended June 30, 2007, as compared to the same period ending June 30, 2006.

Amortization of debt discount

$2,106,000 is due to the amortization of the debt discount related to the fair value of the beneficial conversion feature of the First and Second Convertible Bridge Notes, $723,000 is to due to the amortization of the discount related to the fair value of the four-year warrants issued in connection with the First and Second Convertible Bridge Notes and $ 358,000 is due to amortization of discount related to the fair value of the derivative liability in connection with the Second Convertible Bridge Notes.

Amortization of deferred financing costs

$638,000 is due to the amortization of the fair value of the placement agent seven-year warrants issued in connection with the First Convertible Bridge Notes and issuable in connection with the Second Convertible Bridge Notes and $562,000 is due to the amortization of the placement agent fee in connection with the First and Second Convertible Bridge Notes.

Other expenses

For the three months ended June 30, 2007, we had a gain from the extinguishment of debt for $ 4,000 as a result of settlement of vendor obligations at lower amounts than what we had originally recorded. For the three months ended June 30, 2007, we also recorded loss on change in value of derivative warrant liability and derivative conversion feature liability-note of $ 15,000. The other expenses for the three months ended June 30, 2006 were $49,000 pertaining to accrual of liquidated damages for failure to have a current prospectus available for resale of common stock sold in April 2004 and July 2004 private placement.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues

Revenues for the six months ended June 30, 2007 were approximately $1,057,000 compared with approximately $758,000 for the corresponding period in 2006. This increase is primarily due to increased sales in Unifresh ® Footbath and Tasker Blue, our poultry processing product. We expect that revenue will continue to increase throughout fiscal year 2007 primarily due to our intensified marketing efforts of our poultry processing product and due the expansion of our distributor network for our Unifresh® Footbath product.

Selling, General and Administrative

SGA expenses for the six months ended June 30, 2007 decreased by approximately $385,000 from approximately $7.0 million for the six months ended June 30, 2006, to approximately $6.6 million for the six months ended June 30, 2007.

Sales and marketing expenses for the six months ended June 30, 2007 increased by approximately $39,000 primarily due to the increase in commission, trade show and promotional expenses incurred as a result of our intensified marketing efforts.

Compensation expense consists primarily of salaries and other related expenses for senior management, finance and administrative employees of our company. Compensation expense decreased by approximately $490,000 primarily due to a reduction in administrative and warehouse personnel.

Professional fees for the six months ended June 30, 2007 increased by approximately $95,000. The increase is due to increase in audit and accounting fees of $168,000 and partially offset by a decrease in legal fees of $73,000.

General and administrative expenses for the six months ended June 30, 2007 increased by approximately $81,000 mainly due to an increase of $88,000 in freight expenses and $62,000 for annual meeting expenses, partially offset by a decrease in insurance expense of $45,000, a decrease in equipment rental fees of $14,000 and a decrease in rent expense of $10,000.

Stock based compensation expense for selling, general and administrative employees decreased by approximately $110,000, to approximately $2.6 million for the six months ended June 30, 2007 as compared to $2.7 million for the same time period in 2006. The expense associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the six months ended June 30, 2007, stock compensation expense was allocated as follows:

(in thousands)
Sales and marketing	$278
Product development	149
General and administrative	2,285
$2,712

Product Development

Product development consists primarily of personnel expenses to support product development. Product development and research expenses for the six months ended June 30, 2007 decreased by approximately $56,000 to approximately $833,000 from approximately $889,000 for the six months ended June 30, 2006. This decrease is primarily due to our decision to focus our development efforts in a select smaller number of products. The decrease in the number of products we are developing and testing in the six months ended June 30, 2007 resulted in the decrease in consulting expenses of approximately $84,000, decrease in third party laboratory testing cost and product development cost of $30,000, partially offset by increase of $ 80,000 in bonus expense related to achievement of regulatory approvals.

Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets, decreased by approximately $597,000 from approximately $1,154,000 in the six months ended June 30, 2006, to approximately $557,000 for the six months ended June 30, 2007, primarily due to the reduction in the carrying value of the intangible assets as a result of the impairment charge of $12.2 million recorded in the second quarter of 2006.

Interest Expense

Interest expense increased by approximately $231,000 from $49,000 for the six months ended June 30, 2006, to approximately $ 280,000 for the six months ended June 30, 2007. The increase was primarily due to an increase of $254,000 in accrued interest expense related to the First and Second Convertible Bridge Notes.

Interest Income

Interest income decreased by approximately $105,000 from $138,000 for the six months ended June 30, 2006, to approximately $33,000 for the six months ended June 30, 2007 primarily due to a decreased cash balance in the six months ended June 30, 2007, as compared to the same period ending June 30, 2006.

Amortization of debt discount

$3,331,000 is due to the amortization of the debt discount related to the fair value of the beneficial conversion feature of the First and Second Convertible Bridge Notes, $1,183,000 is to due to the amortization of the discount related to the fair value of the four-year warrants issued in connection with the First and Second Convertible Bridge Notes and $ 358,000 is due to amortization of discount related to the fair value of the derivative liability in connection with the Second Convertible Bridge Notes.

Amortization of deferred financing costs

$984,000 is due to the amortization of the fair value of the placement agent seven-year warrants issued in connection with the First Convertible Bridge Notes and issuable in connection with the Second Convertible Bridge Note and $738,000 is due to the amortization of the placement agent fee issued in connection with the First and Second Convertible Bridge Notes.

Other expenses

For the six months ended June 30, 2007, we had a gain from the extinguishment of debt for $ 55,000 as a result of settlement of vendor obligations at lower amounts than what we had originally recorded as compared to $50,000 for the six months ended June 30, 2006. We also recorded loss on change in value of derivative warrant liability and derivative conversion feature liability-note of $15,000. For the six months ended June 30, 2006, we had accrued approximately $136,000 for (i) liquidated damages for failure to have a current prospectus available for the resale of common stock sold in the April 2004 and July 2004 private placements and (ii) a loss on a disposal of a vehicle in the amount of $50,000 as a result of the Settlement and Release Agreement we entered into with a former executive. This increase in expense was partially offset by the reduction of the fair market value of the registration rights liability by approximately $85,000.

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

Liquidity - Going Concern

Based upon our projections of future revenues from our products and cash on hand, including cash of $6.4 million received from the sale of our First and Second Convertible Bridge Notes between January 1, 2007 and June 30, 2007, we will not have adequate working capital to fund its operations during the next twelve months. We are rapidly depleting our cash resources and our ability to continue to operate and grow our business is dependent upon obtaining new financing or generating sufficient cash flows from operations.  The cost of any new financing may be prohibitive. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to arrange new financing and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our operations and meet our obligations. We anticipate we will need approximately an additional $4 - $6 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

Operating Activities

At June 30, 2007 our cash and cash equivalents balances were approximately $740,000 compared with $932,000 at December 31, 2006.

Net cash used in operating activities for the six months ended June 30, 2007 was approximately $5.2 million, primarily due to a net loss of $13.9 million, partially offset by amortization of discount on the First and Second Convertible Bridge Notes of $4.9 million and the amortization of deferred financing costs of $1.7 million related to the same convertible bridge notes. Net cash used in operating activities for the six months ended June 30, 2006 was approximately $5.2 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2007 was approximately $86,000 as compared to approximately $3.8 million for the six months ended June 30, 2006. The decrease in net cash used in investing activities was primarily due to lack of excess funds to invest in marketable securities during 2007.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2007 was approximately $5.1 million, as compared to approximately $8.3 million for the six months ended June 30, 2006. The decrease in net cash provided by financing activities was primarily due to lower proceeds from the sale of debt and equity instruments in the six months ended June 30, 2007 as compared to the same period in 2006.

The net cash provided by financing activities for the six months ended June 30, 2007 principally represents proceeds from the sale of the First and Second Convertible Bridge Notes, net of placement agent fees and legal expenses.

As partial consideration for the purchase of the pHarlo assets in the July 2005 acquisition, we issued a promissory note in the amount of $1,931,973 to Indian River Labs, L.L.C. (“IRL”). The promissory note bears interest of 3.4% per annum and is payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007. During the six months ended June 30, 2007 we paid approximately $605,000 under the IRL promissory note.

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

As it relates to the January 2006 private placement, despite using our best efforts, we failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006 we were required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 133,359 shares of common stock and warrants to purchase 133,359 shares of common stock. As of June 30, 2007, we had not issued these shares and warrants.

Off-Balance Sheet Arrangements

During the six and twelve months ended June 30, 2007 and December 31, 2006, respectively, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose entities; material trading activities in non-exchange traded commodity contracts; or transactions with persons or entities that benefit from their non-independent relationship with us.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Except for the following revised risk factor, there have been no material changes in the risk factors from those disclosed in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006.

RISKS RELATED TO OUR BUSINESS

Unless we obtain new financing and/or generate revenue growth in the near future, our liquidity position will become significantly impaired

Based upon our projections of future revenues from its products and cash on hand, including cash of $6.4 million received from the sale of the our First and Second Convertible Bridge Notes between January 1, 2007 and June 30, 2007, we will not have adequate working capital to fund its operations during the next twelve months. We are rapidly depleting our cash resources and its ability to continue to operate and grow our business is dependent upon obtaining new financing and/or generating sufficient revenue growth from existing and new business arrangements.  The cost of any new financing may be prohibitive. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to arrange new financing and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our operations and meet our obligations. We anticipate we will need approximately an additional $4 - $6 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity.

We have lost money in each fiscal quarter since we changed our business model to the development of products in the oral care, food processing, skin care, water purification and pet industries. We expect future losses and we may never become profitable.

We have incurred losses from operations in each quarter since we changed our business direction in late 2002. Our net losses for the six months ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004 were approximately $13,928,000, $62,943,000, $18,269,000, and $6,072,000, respectively. We expect to continue to incur losses for at least the next twelve months. We anticipate operating expenses will increase as we attempt to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability. If we are not able to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

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

As of June 30, 2007, approximately 19.3 million shares of common stock were issuable upon exercise of outstanding stock options with a weighted average exercise price of $0.45 per share, approximately 112.4 million shares of common stock were issuable upon exercise of outstanding warrants with an exercise price of between $0.725 to $2.00 per share and approximately 109.6 million shares of common stock were issuable upon the conversion of the First and Second Convertible Bridge Notes with an exercise price of between $0.725 to $0.20 per share . In addition, the registration rights agreement for the January 2006 private placement requires us to pay liquidated damages in the form of additional common stock and warrants. As of June 30, 2007, 133,359 shares and 133,359 warrants are issuable as liquidated damages under the terms of the January 2006 registration rights agreement. Substantially all of the shares underlying these options and warrants have been or would be registered for resale, and none of them are subject to any contractual restrictions on resale. Future sales of any of these shares, or the anticipation of such sales, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through an offering of equity securities. Further, any issuance of a substantial number of these shares would dilute the ownership interest of existing stockholders and could result in increased volatility in the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2007, we issued the following stock options, warrants and common stock:

•
Warrants to purchase 7,200,951 shares of common stock issued to lenders in connection with the sale of the First Convertible Bridge Notes between April 1, 2007 and May 10, 2007. The warrants have a four-year term and were issued with an exercise price of $0.09 per share.

•
Warrants to purchase 1,787,824 shares of common stock issued to the placement agent in connection with the sale of First Convertible Bridge Notes between April 1, 2007 and May 1, 2007. The warrants have a seven- year term and were issued with an exercise price of $0.0725 per share.  Our Executive Chairman is the Managing Partner of the placement agent.

•
Warrants to purchase 1,000,000 shares of common stock issued to lenders in connection with the sale of the Second Convertible Bridge Notes on June 4, 2007. The warrants have a four-year term and were issued with an exercise price of $0.20 per share.

•
Warrants to purchase shares of common stock issued to the placement agent in connection with the sale of the Second Convertible Bridge Notes on June 4, 2007. The warrants have a seven- year term and were issued with an exercise price the lesser of $0.20 per share or the per share price of warrants issued in a Qualified Financing.

•
Warrants to purchase 200,000 shares of common stock issued to consultants on April 13, 2007, as part of their compensation. The warrants have a ten-year term and were issued with an exercise price of $0.33 per share.

•	334,067 shares of our common stock were issued on April 16, 2007, to a vendor in lieu of cash payment for services previously provided to us.

•	761,963 shares of our common stock were issued on May 22, 2007, in lieu of cash payment on two installments of a note payable.

•
Warrants to purchase 1,420,000 shares of common stock issued to employees, directors and consultants on June 29, 2007, as part of their compensation. The warrants have a ten -year term and were issued with an exercise price of $0.20 per share.

•
Warrants to purchase 5,000,000 shares of common stock issued to the placement agent on June 29, 2007, as a fee for various consulting services. The warrants have a ten-year term and were issued with an exercise price of $0.19 per share.

The issuances of common stock, warrants and stock options were not registered under the Securities Act because such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as they were transactions by an issuer that did not involve a public offering of securities.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Meeting of Shareholders on June 29, 2007. We adjourned our annual meeting for the purpose of soliciting additional votes to approve an Agreement and Plan of Merger pursuant to which we would reincorporate from the State of Nevada to the State of Delaware. Voting for all other matters that were presented at the annual meeting closed at the end of the meeting on June 29, 2007. The adjourned meeting resumed at 10:00 a.m., on Monday, July 16, 2007.

The following matters were voted at the 2007 Annual Meeting of Shareholders:

1.	A proposal to elect six directors to serve for a term of one year

Nominee’s Name	For	Withheld
Greg Osborn	89,005,753	4,366,731
Joseph P. Carfora	78,492,223	14,880,261
Lanny Dacus	89,103,753	4,268,731
Frederick G. Ledlow	78,508,223	14,864,261
William P. Miller	78,338,223	14,984,261
Peter O’Gorman	78,417,448	14,955,036

Each of these nominees was elected to serve as director for a term of one year.

On June 27, 2007, Mr. Leon Frenkel resigned from our Board of Directors.

On June 27, 2007, Timothy Lane was appointed to our Board of Directors, and as of June 29, 2007, Timothy Lane was appointed to the Audit Committee and the Governance Committee.

2.	A proposal to amend our Nevada Articles of Incorporation to increase the maximum number of directors of our company from seven to nine

For	87,947,855
Against	5,346,883
Abstain	77,746

Since our shareholders approved the Agreement and Plan of Merger for our reincorporation into Delaware, this proposal, although approved by our shareholders, will not be implemented.

3.	A proposal to amend our Nevada Articles of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 450,000,000

For	82,493,321
Against	10,212,861
Abstain	666,302

Since our shareholders approved the Agreement and Plan of Merger for our reincorporation into Delaware, this proposal, although approved by our shareholders, will not be implemented.

4.	A proposal to amend our Nevada Articles of Incorporation to Authorize 15,000,000 shares of preferred stock

For	32,312,506
Against	13,732,303
Abstain	315,660

This proposal was not approved at the 2007 Annual Meeting of Shareholders.

5.
A proposal to grant discretionary authority to our board of directors to amend our Nevada Articles of Incorporation or Delaware Certificate of Incorporation, as the case may be, to effect a reverse split of our common stock within a band ranging from one-for-five to one-for-twenty

For	82,391,942
Against	10,910,620
Abstain	69,921

This proposal was approved at the 2007 Annual Meeting of Shareholders.

6.	A proposal to approve an Agreement and Plan of Merger pursuant to which we will reincorporate from the State of Nevada to the State of Delaware

For	56,449,797
Against	3,678,283
Abstain	142,627

This proposal was approved at the 2007 Annual Meeting of Shareholders.

7.	A proposal to ratify the selection of Rothstein, Kass & Company, P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2007

For	91,609,643
Against	1,649,690
Abstain	113,151

This proposal was approved at the 2007 Annual Meeting of Shareholders.

Item 6. Exhibits

10.1
Amendment No. 3 dated January 19, 2007, to Exclusive Field of Use License Agreement and Product Sale Agreement dated September 16, 2004 between the Company, Pharlo Citrus Technologies and Indian River Labs, LLC.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certifications by Principal Executive Officer
32.2	Section 1350 Certifications by Principal Financial Officer

*  Confidential portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER PRODUCTS CORP.

Date: August 14, 2007	By:	/s/ Stathis Kouninis
Stathis Kouninis
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

10.1
Amendment No. 3 dated January 19, 2007, to Exclusive Field of Use License Agreement and Product Sale Agreement dated September 16, 2004 between the Company, Pharlo Citrus Technologies and Indian River Labs, LLC.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certifications by Principal Executive Officer
32.2	Section 1350 Certifications by Principal Financial Officer

*  Confidential portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.