Form 10-Q
period 2007-09-30
TASKER PRODUCTS CORP
filed 2007-11-14
CIK 1084557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission file number: 0-32019

TASKER PRODUCTS CORP.
(Exact name of registrant as specified in its charter)

Delaware	88-0426048
(State of incorporation)	(IRS Employer Identification No.)

21-00 Route 208,
Fairlawn, NJ 07410
(Address of principal executive offices)

(201) 796-0815
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

The number of shares outstanding of the registrant’s common stock as of November 12, 2007 was 109,446,005.

TASKER PRODUCTS CORP.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	2
	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006	3
	Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2007 and 2006	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	24
Item 3.	Quantitative And Qualitative Disclosures About Market Risk	37
Item 4.	Controls And Procedures	37

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	40
Item 6.	Exhibits	40

SIGNATURES		41

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	September 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$2,594	$932
Accounts receivable, net of allowance for doubtful accounts of $91 and $24, respectively	356	176
Notes receivable	95	50
Inventories	259	300
Prepaid expenses and other current assets	178	268
Deferred financing costs	1,364	501
Total current assets	4,846	2,227

Notes receivable, net of current portion	691	669
Property and equipment, net	1,165	1,311
Intangible assets, net	7,292	7,887
Goodwill	9,835	9,835
Deposits, net	44	38
Total assets	$23,873	$21,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$791	$1,227
Other accrued liabilities	2,802	2,509
Notes payable - acquisition of IRL	—	679
Convertible bridge notes, net of discount of $11,651 and $1,600, respectively	533	320
Derivative liabilities	45,140	—
Warrants payable - placement agent	1,501	409
Notes payable - shareholders	589	564
Total current liabilities	51,356	5,708

Long-term liabilities:
Other long-term liabilities	23	30
Commitments (See Note 11)
Stockholders’ equity:
Preferred Stock, $0.001 par value;15,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 450,000 shares authorized; 109,446 and 106,340 shares issued and outstanding, respectively	109	106
Additional paid-in capital	113,632	105,131
Accumulated deficit	(141,247)	(89,008)
Total stockholders’ (deficit) equity	(27,506)	16,229
Total liabilities and stockholders’ equity	$23,873	$21,967

 See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Three Months Ended September 30,
	2007	2006

Revenues	$693	$531
Cost of goods sold	224	234
Gross margin	469	297

Operating expenses
Selling, general & administrative (1)	3,530	2,551
Write-off of raw material	109	582
Product development (1)	290	558
Depreciation and amortization	281	276
Total operating expenses	4,210	3,967

Loss from operations	(3,741)	(3,670)

Other income (expense):
Interest expense	(230))	(20)
Finance costs related to long-term debt	(7,364))	—
Interest income	15	52
Amortization of debt discount	(1,648)	—
Amortization of deferred financing costs	(805)	—
Liquidated damages	—	(19)
Loss on extinguishment of debt	(16,630)	—
Loss on change in value of derivative liabilities	(7,887)	—
Other	—	6
Total other income (expense), net	(34,549)	19
Net loss before taxes	(38,290)	(3,651)
Provision for income tax	(21)	—
Net loss	$(38,311)	$(3,651)
Net loss per common share, basic and diluted	$(0.35)	$(0.03)
Weighted average common shares outstanding, basic and diluted	109,449	105,206

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,
	2007	2006
Selling, general & administrative	$1,154	$425
Product development	38	56
Total	$1,192	$481

See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Nine Months Ended September 30,
	2007	2006

Revenues	$1,750	$1,289
Cost of goods sold	392	447
Gross margin	1,358	842

Operating expenses
Selling, general & administrative (1)	10,137	9,542
Product development (1)	1,123	1,447
Write-off of raw material	128	582
Impairment of goodwill and intangible assets	—	30,152
Depreciation and amortization	838	1,430
Total operating expenses	12,226	43,153

Loss from operations	(10,868)	(42,311)

Other income (expense):
Interest expense	(510))	(69)
Finance costs related to long-term debt	(7,364))	—
Interest income	48	190
Amortization of debt discount	(6,520)	—
Amortization of deferred financing costs	(2,527)	—
Liquidated damages	—	(155)
Gain on extinguishment of vendor obligations	55	—
Loss on extinguishment of debt	(16,630)	—
Change in value of derivative liabilities	(7,902)	—
Other	—	81
Total other income (expense), net	(41,350)	47

Net loss before taxes	(52,218)	(42,264)
Provision for income tax	21	—
Net loss	$(52,239)	$(42,264)
Net loss per common share, basic and diluted	$(0.48)	$(0.41)
Weighted average common shares outstanding, basic and diluted	108,444	103,577

(1) Includes stock-based compensation as follows:

	Nine Months Ended September 30,
	2007	2006
Selling, general & administrative	$3,717	$3,098
Product development	187	214

Total	$3,904	$3,312

See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(52,239)	$(42,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items
Depreciation and amortization	838	1,430
Liquidated damages	—	156
Write-off of raw materials	129	582
Non cash consulting fees	83	—
Stock-based compensation	3,904	3,312
Impairment of goodwill and intangible assets	—	30,152
Allowance for uncollectible accounts receivable	67	19
Loss on equity investee and asset disposal	—	66
Noncash financing costs	7,364	24
Amortization of debt discount	6,520	—
Amortization of deferred financing costs	2,527	—
Noncash interest income on note receivable	(68)	(37)
Gain on settlement of vendor obligations	(55)	(63)
Loss on change in fair value of derivative liabilities	7,902	—
Loss on extinguishment of debt	16,630	—
Changes in operating assets and liabilities:
Accounts receivable	(246)	(204)
Inventories	(87))))	36
Prepaid expenses and other current assets	83	(74)
Accounts payable	(389)	(558)
Other accrued liabilities	826	(263)
Net cash used in operating activities	(6,211)	(7,686)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(18,100)
Purchases of property and equipment and intangible assets	(96)	(121)
Proceeds from available-for-sale-securities	—	16,850
Payments for deposits and other	—	(3)
Net cash used in investing activities	(96)	(1,374)

Cash flows from financing activities:
Proceeds from private placements, net of issue costs	9,825	9,335
Deferred financing costs	(1,250)	(593)
Exercise of warrants /options	3	63
Repayments on notes payable	(609)	(706)
Net cash provided by financing activities	7,969	8,099
Net increase (decrease) in cash and cash equivalents	1,662	(961)
Cash and cash equivalents, beginning of period	932	1,037
Cash and cash equivalents, end of period	$2,594	$76

Supplemental disclosures of cash flow information:
Interest paid	$10	$32
Taxes paid	$21	—
Supplemental disclosures of non-cash investing and financing activities:
Fair value of warrants issued as private placement fees	$1,123	$593
Recognition of debt discounts related to warrants , beneficial conversion and derivative liabilities	$15,805	$—
Conversion of debt and accrued interest into common stock	$—	$194
Conversion of debt and accrued interest into long-term debt	$8,194	$—
Conversion of note payable and accounts payable into common stock	$116	$—

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

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and 2006 reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in Amendment No. 1 to the Company’s annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may occur for the year ending December 31, 2007.

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

FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows. During the quarter ended September 30, 2007, the Company recognized no adjustments for uncertain tax provisions.

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

3. Liquidity

Going Concern

The Company has incurred losses in its operations in each quarter since it changed its business direction in late 2002. For the three and nine months ended September 30, 2007, the Company has incurred a net loss of approximately $38.3 million and $52.2 million, respectively. The Company has not generated positive cash flow from operating activities for the nine months ended September 30, 2007 and 2006. The Company expects to continue to incur losses for at least the next six months. We anticipate operating expenses will increase as we attempt to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability. If we are not able to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

At September 30, 2007, the Company had a total of approximately $2,594,000 of cash and cash equivalents.

On September 28, 2007, the Company issued 6% Secured Convertible Promissory Notes (the “6% Notes”) to accredited investors in the aggregate principal amount of $11,643,624. The aggregate consideration of $11,643,624 was in the form of cash ($3,450,000), the conversion of notes issued by the Company between December 1, 2006 and April 23, 2007 (aggregate principal amount of $5,755,091 (the “First Convertible Bridge Notes”) and the accrued interest thereon of $374,645) and the conversion of notes issued by the Company on June 4, 2007 (aggregate principal amount of $2,000,000 (the “Second Convertible Bridge Notes”) and the accrued interest thereon of $63,888).

The Company believes that it will have adequate working capital to fund its operations during the next twelve months based upon:

•	The Company’s projections of future revenues from our products;

•	cash and cash equivalents as of September 30, 2007 including the $3.5 million received in September 2007 from the sale of its 6% Secured Convertible Promissory Notes;
•	an estimated $2.5 million expected to be received from the exercise of certain outstanding warrants; and
•	available cash from a proposed $3 million credit facility, which is currently being negotiated.

The Company can give no assurance that any outstanding warrants will be exercised or that it will obtain the $3 million credit facility.

The Company’s ability to continue to operate and grow its business is dependent upon obtaining additional financing from the exercise of outstanding warrants, obtaining the proposed credit facility and/or generating revenue growth from operations. While the Company has been in the process of aggressively developing, marketing and selling its products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of its efforts will be consistent with its cash availability and burn rate. If the Company does not receive approximately $2.5 million from the exercise of outstanding warrants, obtain the contemplated credit facility and/or generate sufficient revenue growth from existing and new business arrangements, it will not have sufficient cash to support its continued operations and meet its obligations.

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

At September 30, 2007, there was no derivative liability balance related to the April 2004 and July 2004 registration rights agreements, since the shares purchased under the April 2004 and July 2004 private placements could be sold under Rule 144(k) of the Securities Act of 1933. Conversely, as of September 30, 2007, we had recorded approximately $441,000, the full and maximum potential amount of the actual incurred liquidated damages associated with the April 2004 and the July 2004 registration rights agreements.

On April 26, 2006, the Company filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. This registration statement was declared effective by the SEC on October 31, 2006. As it relates to the September 2005 private placement, the Company believes that it has used its best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, the Company believes that it is not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that the Company used its best efforts, and the Company either accedes to their assertion or is found to not have used its best efforts, the estimated maximum amount of liquidated damages for which the Company would be liable, assuming ineffectiveness from May 23, 2006 to October 31, 2006 and for illustration purposes only, from October 1, 2007 to the end of the period covered by the registration agreement is approximately $43,000.

As it relates to the January 2006 private placement, the Company, despite using its best efforts, failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006, the Company is required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 133,359 shares of common stock and warrants to purchase 133,359 shares of common stock. As of September 30, 2007, the Company had not issued these shares and warrants.

As it relates to the September 2007 private placement, we are required to file a series of registration statements covering the resale of the shares of common stock underlying the 6% Notes and Warrants. In the event we fail to file or cause these registration statements to become effective within specified time periods, we will be required to pay liquidated damages equal to 1% of the purchase price of the 6% Notes and Warrants for each 30-day delay in the effectiveness of such registration statement.

4. Notes Receivable

On March 28, 2005, in connection with the 2005 acquisition of the pHarlo Assets, the Company issued to David Creasey, a principal of pHarlo Citrus Technologies and Indian River Labs, a loan of $625,000. This loan is secured by options and stock that Mr. Creasey holds in the Company. As of September 30, 2007, the balance of this loan is approximately $751,000 including accrued interest of approximately $126,000.

5. Goodwill and Other Intangible Assets

The net carrying values of goodwill and other intangible assets at September 30, 2007 were as follows (in thousands):

	Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount

Amortizable utility patents	$7,887	$25	$620	$7,292

Goodwill	$9,835	$—	$—	$9,835

The net carrying values of goodwill and other intangible assets at December 31, 2006 were as follows (in thousands):

	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount/ Adjusted Basis
Amortizable utility patents	$22,500	$12,239	$2,374	$7,887

Goodwill	$41,677	$31,842	$—	$9,835

The Company recorded amortization expense of approximately $207,000 and $621,000 related to the other intangible assets for the three and nine months ended September 30, 2007, respectively. The Company recorded amortization expense of $206,000 and $1.2 million related to the other intangible assets for the three and nine months ended September 30, 2006, respectively.

Future expected amortization expense of intangible assets for the remaining quarter of the current fiscal year and the subsequent fiscal years is as follows (in thousands):

2007	$208
2008	829
2009	829
2010	829
2011	829
2012	829
2013 and thereafter	2,939

6.  Warrants and Stock Options

Warrants:

Outstanding warrants (excluding warrants issued for compensation subsequent to adoption of SFAS 123R included below under share-based payments) at September 30, 2007, were as follows:

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

•
Warrants to purchase 34,972,728 shares of common stock issued to lenders in connection with the sale of the First Convertible Bridge Notes between December 1, 2006 and May 1, 2007. The warrants have a four-year term and were issued with an exercise price of $0.09 per share.

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

•
Warrants to purchase 2,020,000 shares of common stock issuable to a placement agent in connection with the sale of the Second Convertible Bridge Notes on June 4, 2007. The warrants have a seven-year term and contain a "cashless exercise" option.

•
Warrants to purchase 32,343,515 shares of our common stock issued to lenders in connection with the sale of the 6% Notes on September 28, 2007. The warrants have a four-year term and were issued with an exercise price of $0.15.

•
Warrants to purchase 3,136,364 shares of our common stock were issued to a placement agent in connection with the sale of the 6% Notes. The warrants have a seven- year term and were issued with an exercise price of $0.11 per share.

The following table summarizes the Company’s warrant activity (excluding warrants issued for compensation subsequent to adoption of SFAS 123R included below under share-based payments) for the quarter ended September 30, 2007:

	Number of warrants	Exercise Price per warrant	Weighted average exercise price per warrant share
Outstanding, January 1, 2007	33,812,133	$0.0725 - $2.00	$0.59
Granted	21,351,919	$0.0725 - $0.09	$0.09
Exercised	(2,983,051)	$0.0725	$0.07
Outstanding, March 31, 2007	52,181,001	$0.0725 - $2.00	$0.42
Granted	11,806,957	$0.0725 - $0.20	$0.10
Exercised	—	—	—
Outstanding, June 30, 2007	63,987,958	$0.0725 - $2.00	$0.34
Granted	35,479,879	$0.11 - $0.15	$0.15
Exercised	—	—	—
Outstanding, September 30, 2007	99,467,837	$0.0725 - $2.00	$0.28

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

In September 2007 we modified the expiration period of certain warrants and recorded a compensation expense of approximately $84,000 related to this revaluation of these warrants.

As of September 30, 2007, the weighted average contractual life of warrants outstanding (excluding warrants issued for compensation subsequent to adoption of SFAS 123R included below under share-based payments) is approximately 3.9 years.

Share-based payments:

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective transition method. The total expense associated with non-plan warrant and stock option based employee compensation was approximately $1,192,000 and $481,000 for the three months ended September 30, 2007 and 2006, respectively. The total expense associated with non-plan warrant and stock option based employee compensation was approximately $3,904,000 and $3,312,000 for the nine months ended September 30, 2007 and 2006, respectively.

The aggregate intrinsic value in the tables below represent the total intrinsic value (the difference between the closing stock price on the last trading day of the quarter ended September 30, 2007 and the exercise price, multiplied by the number of in-the-money options and warrants) that holders would have received had all such holders exercised their options and warrants on September 30, 2007. This amount changes each reporting period based on changes in the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three and nine months ended September 30, 2007 was $1,000. Total intrinsic value of options exercised for the nine months ended September 30, 2006 was $217,000.

At September 30, 2007, future compensation cost related to non-vested stock options and warrants, less estimated forfeitures, is approximately $3,729,000 and will be recognized over an estimated weighted average period of 8.68 years.

A summary of stock option and warrants activity is as follows:

	Number of options and warrants	Weighted Average Exercise Price per option and warrant	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	41,640,701	$0.40
Granted	21,138,333	$0.17
Cancelled/forfeited	(673,490)	$1.46
Outstanding, March 31, 2007	62,105,544	$0.25	8.47	$2,531,000
Granted	6,620,000	$0.18
Exercised	(10,000)	$0.25
Cancelled/forfeited	(1,000,000)	$0.40
Outstanding, June 30, 2007	67,715,544	$0.25	8.5	$3,454,000
Granted	2,120,000	$0.18
Exercised	—
Cancelled/forfeited	(1,889,334)	$1.19
Outstanding September 30, 2007	67,946,210	$0.21	8.7	$8,120,000

Options and warrants exercisable at September 30, 2007	44,138,145	$0.24	8.3	$5,067,000

The following table summarizes additional information about stock options and warrants granted during the nine months ended September 30:

	2007	2006
Weighted-average fair value of grants	$0.17	$0.65
Risk-free interest rate	4.19%-4.92%	4.63%-5.04%
Expected option term	4.0-6.1 years	6 years
Stock price volatility	130%-141%	132%-135%
Dividend yield	—	—

Outstanding stock options and warrants issued for compensation at September 30, 2007, were as follows:

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

•
Warrants to purchase 2,170,000 shares of common stock issued to employees, directors and consultants on September 19, 2007, as part of their compensation. The warrants have a ten-year term and were issued with an exercise price of $0.18 per share.

7. Net Loss Per Common Share

The following tables set forth the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended
	September 30,
	(in thousands except per share data)
	2007	2006
Numerator for basic and diluted net loss per share:
Net loss	$(38,311)	$(3,651)

Denominator:
Denominator for basic and diluted net loss per share - weighted-average shares	109,449	105,206

Basic and diluted net loss per common share:	$(0.35)	$(0.03)

	Nine Months Ended
	September 30,
	(in thousands except per share data)
	2007	2006
Numerator for basic and diluted net loss per share:
Net loss	$(52,239)	$(42,264)

Denominator:
Denominator for basic and diluted net loss per share - weighted-average shares	108,444	103,577

Basic and diluted net loss per common share:	$(0.48)	$(0.41)

As of September 30, 2007, 17,672,148 compensatory options, 50,274,062 compensatory warrants, 35,972,728 non-compensatory warrants issued on connection with the First and Second Convertible Bridge Notes, 35,479,880 warrants issued in connection with the 6% Notes, 7,888,735 shares of common stock issuable upon the conversion of outstanding First Convertible Bridge Notes and 136,759,081 shares of common stock issuable upon the conversion of the 6% Notes were excluded from the computation of net loss per share because their effect would be anti-dilutive. As of September 30, 2006, 20,977,368 options and 21,497,200 warrants were excluded from the computation of net loss per share because the effect would be anti-dilutive.

8. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
Raw Materials	$113	$89
Finished Goods	146	211
	$259	$300

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

9.  Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2007	December 31, 2006

Accrued wages	$235	$90
Employee reimbursable expenses	60	—
Accrued interest	185	148
Liquidated damages	464	464
Accrued legal and accounting fees	224	240
Accrued consulting	258	198
Litigation settlement	—	423
Accrued purchases	71	99
Office lease termination	263	—
Deferred revenue	41	—
Other	1,001	847
	$2,802	$2,509

10. Notes Payable

November 2002 Notes Payable

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

	September 30, 2007	December 31, 2006
	(in thousands)
Notes payable, with interest at 5%, fair value	$524	$524
Less: Discount to record note at fair value	(224)	(224)
	300	300
Less: Note converted into equity	(50)	(50)
Amortization of discount to September 30, 2007 and December 31, 2006, respectively	224	217
	$474	$467

The fair value attributed to the notes is based upon the fair value of the underlying financial instruments. The discount resulting from recording the notes at fair value is being amortized using the effective interest method over the five-year term of the notes. As of September 30, 2007 and December 31, 2006 we have accrued interest related to these notes of approximately $115,000 and $97,000, respectively.

Note Payable IRL

As partial consideration for the purchase of the pHarlo assets in 2005, Tasker issued a promissory note in the amount of $1,931,973 to Indian River Labs, LLC (“IRL”). The promissory note bears interest of 3.4% per annum and is payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007. On May 22, 2007 we issued 761,963 shares of our common stock, in lieu of cash for two installments of this note payable. This note was paid in full in July 2007.

The following schedule outlines the activity for this note through September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(in thousands)
Note payable, with interest at 3.4%, fair value	$1,932	$1,932
Principal repayments	(1,932)	(1,253)
	$—	$679

Short-Term Convertible Bridge Notes

Between December 1, 2006 and May 1, 2007 the Company issued 10% Convertible Promissory Notes (“First Convertible Bridge Notes”) and received cash in the amount of $6,295,091. The First Convertible Bridge Notes had maturities six months from issuance and had various maturity dates starting June 1, 2007, had interest at 10% per annum and were convertible into shares of common stock at a price of $0.0725 per share, including interest, or other securities pursuant to the terms of the First Convertible Bridge Notes. The related discounts and deferred financing fees were fully amortized through the maturity dates and interest continued to accrue at an annual interest rate of 10%.

As discussed below, First Convertible Bridge Notes in the aggregate principal amount of $6,193,625, as well as interest thereon, were exchanged for 6% Notes which are convertible into 85,429,310 shares of common stock at a conversion price of $0.0725 per share. As of September 30, 2007, First Convertible Bridge Notes in the aggregate principal and accrued interest amount of $576,795 had matured and remained outstanding, but no demand for payment has been made by the holders. These outstanding notes are convertible into 7,955,793 shares of common stock at a conversion price of $0.0725 per share. The Company is in discussions with the note holders of the remaining First Convertible Bridge Notes to convert these notes and accrued interest into new notes and/or equity.

In connection with the sale of the First Convertible Bridge Notes, the Company also issued to these investors four-year warrants with an exercise price of $0.09 per share. These warrants entitle the investors to purchase an aggregate of 34,972,733 shares of common stock, which number of shares is based on 50% of the principal amount of the notes purchased by the investor and divided by the per share exercise price of $0.09.

All of the proceeds of the First Convertible Bridge Notes were allocated to the warrants and embedded beneficial conversion feature. The combined discount was amortized as additional (noncash) interest expense with a corresponding increase to the First Convertible Bridge Notes over the six-month term of the notes using the effective interest method. For the nine months ended September 30, 2007, the Company had amortized $6,124,000 of the combined discount to interest expense.

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

In June 2007, the Company received cash in the amount of $2,000,000 from one investor. In exchange for the cash received, the Company issued to the investor 10% Convertible Promissory Notes (the “Second Convertible Bridge Notes”), which were convertible into shares of common stock at a conversion price of the lower of $0.16 per share or 90% of the per share amount of a subsequent private placement or if such private placement was not completed by July 4, 2007, the lower of $0.16 per share or 80% of the per share amount of a subsequent private placement. In conjunction with these Second Convertible Bridge Notes, the Company issued to the investor four-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share. These warrants were valued at $155,000. The subsequent private placement was completed on September 28, 2007 with the issuance of the 6% Notes and the related warrants.  Even though the Company did not complete the subsequent private placement before July 4, 2007, the Company did not issue to the holder of the Second Convertible Bridge Notes additional warrants and did not issue to such holder in exchange for the Second Convertible Bridge Note a 6% Note at a conversion price of 80% of the per share amount of the subsequent private placement but issued such 6% Note at a conversion price of 90% of the per share amount of the subsequent private placement. In exchange for these concessions by the investor, the Company issued to the investor a higher number of warrants in connection with this investor's participation in the subsequent private placement as compared to warrants issued to other investors.

As compensation for its services as placement agent, Indigo Securities, LLC received cash in the amount of $200,000 and will receive seven-year warrants to purchase 2,020,202 shares of common stock at an exercise price of $0.099 valued at $214,000. The placement agent warrants also contain a “cashless exercise” option. Because the terms of the warrants issued may cause the potential number of shares issuable on conversion to be indeterminable (due to an anti-dilution provision in the event the Company does a subsequent financing), the conversion option and warrants are required to be recorded as derivative liabilities (See Note 14). At September 30, 2007 the investor and the placement agent warrants were valued at $263,000 and $568,000. As discussed below, Second Convertible Bridge Notes in the aggregate principal amount of $2,000,000, as well as interest thereon, were exchanged for 6% Notes. As of September 30, 2007, no Second Convertible Bridge Notes remained outstanding.

	September 30, 2007	December 31, 2006
	(in thousands)
Convertible Bridge Notes, with interest at 10%	$8,295	$1,920
Less: Discount to warrants and beneficial conversion features	(7,011)	(1,920)
	1,284	—
Amortization of discount to September 30, 2007	6,840	320
Less Convertible Bridge Notes converted into 6% Notes	(7,591)	—
	$533	$320

Long-term 6% Convertible Notes

On September 28, 2007, the Company issued 6% Secured Convertible Promissory Notes (the “6% Notes”) to accredited investors in the aggregate principal amount of $11,643,624. The aggregate consideration of $11,643,624 was in the form of cash of $3,450,000, convertible at $0.11 per share, the conversion of First Convertible Bridge Notes with an aggregate principal amount of $5,755,000, net of unamortized debt discount of $164,000 and the accrued interest thereon of $375,000 convertible at $0.0725 per share and the conversion of Second Convertible Bridge Notes with an aggregate principal amount of $2,000,000 and the accrued interest thereon of $64,000, convertible at $0.099 per share. The principal amount of the 6% Notes is due three years from the date of issuance, maturing on September 27, 2010. Interest is payable quarterly in cash or by issuance of new notes. Each investor of the 6% Notes received four-year warrants at an exercise price of $0.15 per share (the “Warrants”) to purchase shares of the Company common stock; the number of which is based on the form of consideration used to purchase the 6% Notes. The 6% Notes in the aggregate are convertible at conversion prices as noted above into approximately 136,759,081 shares of the Company common stock. The Warrants entitle the holders thereof to purchase an aggregate of approximately 32,343,515 shares of the Company common stock. The placement agent of the 6% Notes which were issued for cash consideration received, in the aggregate, a cash fee of approximately $345,000 and seven-year warrants to purchase an aggregate of approximately 3,136,364 shares of the Company common stock at an exercise price of $0.11 per share. Because the terms of the instruments cause the potential number of shares issuable on conversion to be indeterminable (due to an anti-dilution provision in the event the Company does a subsequent financing) which is not limited by the terms of the agreement, and the Company is unable to assure it will have sufficient available shares to issue upon conversion of all convertible instruments, the conversion option and warrants are required to be recorded as derivative liabilities (See Note 14). The initial amounts recorded for these derivative liabilities are approximately $8,351,000 for the warrants and approximately $35,049,000 for the conversion option, which result in a debt discount of $11,644,000, extinguishment of a derivative conversion liability related to the Second Convertible Bridge Notes of approximately $8,002,000, remaining unamortized deferred financing costs of approximately $63,000, resulting expenses recorded as a financing cost of approximately $7,364,000 and a loss on refinancing of existing debt of approximately $16,618,000. The net carrying amount of the 6% Notes at September 30, 2007 is $0.

	September 30, 2007	December 31, 2006
	(in thousands)
Convertible Bridge Notes, with interest at 6%	$11,644	$—
Less: Discount to warrants and beneficial conversion features	(11,644)	—
	$—	$—

11. Contractual Obligations and Commitments

The Company has the following off-balance sheet commitments as of September 30, 2007, which are comprised primarily of a research and development fee contract, consulting and employment contracts, vendor agreements, notes payable, as well as numerous operating leases.

	(in thousands)
	Payments Due by
	Period	Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Research & development (“R&D”) fees (1)	$—	$—	$—	$—	$—
Consulting agreements	112	84	28	—	—
Employment agreements (2)	862	501	361	—	—
Vendor agreements	34	34	—	—	—
Operating leases	866	365	501	—	—
Total	$1,874	$984	$890	$—	$—

(1)           On January 26, 2006, R&D fees payable under a Patent and Sub-License Agreement with pHarlo IP were amended so as to have no minimum amounts payable after 2006; however, they are capped at $2,000,000 for 2007, $4,000,000 for 2008, $8,000,000 for 2009 and $10,000,000 for 2010 and beyond. During the nine months ended September 30, 2007, we paid approximately $53,000 and accrued $34,000 R&D fees.

(2)           As of September 30, 2007 the estimated future minimum annual compensation under these employment agreements, for 2007, 2008 and 2009, 2010 and beyond is approximately $149,000, $464,000 and $212,000, and $37,000 respectively.

12. Related Party Transactions

Greg Osborn

In April 2007, the Company entered into an employment agreement with Greg Osborn in connection with his appointment as Executive Chairman, effective March 14, 2007. The agreement provides for, among other things, a term of up to 21 months, an annual salary of $60,000, an annual bonus at the discretion of the board, the grant of initial warrants for the purchase of 2,625,000 shares of common stock exercisable on a quarterly basis over the term of the agreement at an exercise price of $0.19 per share, the grant of additional warrants exercisable for 7,500,000 shares of common stock at an exercise price of $0.19 per share with vesting contingent upon achievement of contractually specified performance goals, severance payments and a cash payment of $20,000 per month for a period of nine months commencing when we reach profitability. Mr. Osborn is the Managing Partner of Indigo Securities, LLC, the firm that served as the placement agent for the offerings of our First Convertible Bridge Notes, Second Convertible Bridge Notes and 6% Notes. In connection with its services as placement agent of the First Convertible Bridge Notes, Indigo Securities received a fee of $629,509 and seven-year warrants to purchase an aggregate of approximately 8,682,884 shares of our common stock at an exercise price of $0.0725 per share. In connection with its services as placement agent of the Second Convertible Bridge Notes, Indigo Securities received a fee of $200,000 and seven-year warrants to purchase an aggregate of 2,020,000 shares of our common stock at an exercise price of $0.11 per share. In connection with its services as placement agent of the 6% Notes that were issued for cash consideration, Indigo Securities received a fee of approximately $345,000 and seven-year warrants to purchase an aggregate of approximately 3,136,364 shares of our common stock at an exercise price of $0.11 per share. Indigo Securities is entitled to a placement agent’s fee with respect to any securities purchased in any subsequent offering by any investors introduced to us by the placement agent, if such subsequent offering is consummated any time within the twelve month period following the final closing of the offering of the 6% Notes. Warrants to purchase 5,000,000 shares of common stock issued to the placement agent on June 29, 2007, as a fee for various consulting services provided. The warrants have a ten-year term and were issued with an exercise price of $0.19 per share.

Wynn Starr

In 2004, the Company entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement, as amended through January 23, 2007, the Company has granted Wynn Starr a worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. In return for this license, Wynn Starr will purchase licensed products from the Company and will withhold up to 25% of the net sale price per gallon sold, based on different increments of achieved net sale prices. The amended agreement also includes other target performance criteria such that, if met by Wynn Starr, the Company will issue to Wynn Starr a warrant to purchase up to 1,300,000 shares of the Company’s common stock with an exercise price based upon the closing price of the Company’s common stock on January 23, 2007, the date of the amendment. As of September 30, 2007, the Company had paid $39,000 to Wynn Starr and had accrued $58,000 under this royalty arrangement. Steven B. Zavagli, a former member of the Company’s board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

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

Revenue by Product

The Company’s revenue by product is as follows:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Unifresh® Footbath	$305	$488
Tasker Blue Poultry Processing	384	23
Close Call™	—	20
Other	4	—
	$693	$531

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Unifresh® Footbath	$897	$1,094
Tasker Blue Poultry Processing	841	23
Close Call™	—	172
Other	12	—
	$1,750	$1,289

Dependence on Certain Customers

The Company’s dependence on certain customers as a percentage of total revenue is as follows:

	Three Months Ended September 30,
	2007	2006
Customer A	6%	49%
Customer B	4%	21%
Customer C	3%	—%
Customer D	25%	—%
Customer E	31%	—%

	Nine Months Ended September 30,
	2007	2006
Customer A	6%	32%
Customer B -	3%	—%
Customer C	10%	18%
Customer D	34%	—%
Customer E	14%	—%

Accounts Receivable Concentration

	Nine Months Ended September 30,
	2007	2006
Customer A	4%	47%
Customer B	3%	5%
Customer C	9%	22%
Customer D	21%	—%
Customer E	38%	—%

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

Under EITF 00-19, instruments that are issued when there are insufficient shares to satisfy their conversion are required to be recorded as derivative liabilities and are then required to be adjusted to fair value at each reporting period with changes in fair value being recorded in the statement of operations. Currently, the Company has available sufficient authorized and unissued shares of common stock to effect all possible conversions, however, because the conversion price of the Second Convertible Bridge Notes was based upon a formula, the number of shares which would ultimately be issued was indeterminable and the Company could not therefore be assured of having sufficient shares available in the future to satisfy all potential conversions. Additionally, the Company is no longer able to assert that it would not trigger anti-dilution provisions in other instruments related to subsequent financings which would cause us to be required to potentially issue more shares than we have available. Also as a result, other issuances subsequent to this transaction, such as the warrants issued with the Second Convertible Bridge Notes, are also required to be reported as derivative liabilities even though the number of such instruments is fixed. Although the Second Convertible Bridge Note was converted in the financing for the 6% Notes, the anti-dilution provision in other instruments, as well as the 6% Notes, is still outstanding, resulting in subsequent convertible issuances being required to be reported as derivative liabilities.

At the inception of the respective instruments the Company recorded a derivative liability. At each reporting period, the Company calculates the estimated fair value of the derivative liability and adjusts its carrying value to the estimated fair value. Changes in the estimated fair value of the derivative liabilities are recorded in the consolidated statement of operations. The change in the fair value of the derivative liabilities from issuance to September 30, 2007 was $7,902,000 due to the adjustment of derivatives associated with the Second Convertible Bridge Note which was marked to market prior to the extinguishment of debt and the issuance of the 6% Notes. At September 30, 2007, the derivative liabilities totaled approximately $45,140,000.

Although generally accepted accounting principles required the Company to record derivative liabilities totaling $43.4 million with respect to the warrants issued in connection with the 6% Notes, as well as the embedded conversion feature of the 6% Notes, such amount does not represent the cash amounts the Company is required to pay in the future. The Company does not expect to pay more than $11.6 million with respect to the principal of the 6% Notes and $2.1 million with respect to the accrued interest due over the life of the 6% Notes. The cash amount to repay principal and interest of the 6% Notes may be reduced further if the holders of the 6% Notes elect to convert their Notes, prior to their maturity, into shares of common stock.

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

Seafood Processing Products

We recently began marketing the pHarlo technology for use in pathogen reduction, a process by which certain bacteria that cause disease or illness are reduced in number or eliminated, and the shelf life of seafood is extended. Our product, Tasker Pacific Blue Seafood Wash, has been tested at the North Carolina State Center for Marine Science & Technology, Virginia Tech University and Mississippi State University on shrimp, mahi mahi, salmon, flounder, scallops and catfish. The results of these studies indicated that the pHarlo technology could possibly double the shelf life on catfish filets and significantly increase the shelf life of seafood. No federal agency approvals are required for the marketing of this product.

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

We believe that we will have adequate working capital to fund our operations during the next twelve months based upon

•
our projections of future revenues from our products including cash and cash equivalents as of September 30, 2007 including the $3.5 million received in September 2007 from the sale of our 6% Secured Convertible Promissory Notes;

•	an estimated $2.5 million expected to be received from the exercise of certain outstanding warrants; and

•	available cash from a proposed $3 million credit facility, which is currently being negotiated.

We can give no assurance that any outstanding warrants will be exercised or that we will obtain the $3 million credit facility.

Our ability to continue to operate and grow our business is dependent upon obtaining additional financing from the exercise of outstanding warrants, obtaining the proposed credit facility and/or generating revenue growth from operations. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we don not receive approximately $2.5 million from the exercise of outstanding warrants, obtain the contemplated credit facility and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our continued operations and meet our obligations.

Related Party Transactions

Greg Osborn

In April 2007, we entered into an employment agreement with Greg Osborn in connection with his appointment as Executive Chairman, effective March 14, 2007. Mr. Osborn is the Managing Partner of Indigo Securities, LLC, the firm that served as the placement agent for the offerings of our First Convertible Bridge Notes, Second Convertible Bridge Notes and 6% Notes. In connection with its services as placement agent of the First Convertible Bridge Notes, Indigo Securities received a fee of $629,509 and seven-year warrants to purchase an aggregate of approximately 8,682,884 shares of our common stock at an exercise price of $0.0725 per share. In connection with its services as placement agent of the Second Convertible Bridge Notes, Indigo Securities received a fee of $200,000 and seven-year warrants to purchase an aggregate of 2,020,202 shares of our common stock at an exercise price of $0.099 per share. In connection with its services as placement agent of the 6% Notes that were issued for cash consideration, Indigo Securities received a fee of approximately $345,000 and seven-year warrants to purchase an aggregate of approximately 3,136,364 shares of our common stock at an exercise price of $0.11 per share. Indigo Securities is entitled to a placement agent’s fee with respect to any securities purchased in any subsequent offering by any investors introduced to us by the placement agent, if such subsequent offering is consummated any time within the twelve month period following the final closing of the offering of the 6% Notes.

Wynn Starr

In 2004, we entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement, as amended through January 23, 2007, we have granted Wynn Starr a worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. In return for this license, Wynn Starr will purchase licensed products from us and will remit to us up to 25% of the net sale price per gallon sold, based on different increments of achieved net sale prices. This amended agreement also includes other target performance criteria such that, if met by Wynn Starr, we will issue to Wynn Starr a warrant to purchase up to 1,300,000 shares of our common stock with an exercise price based upon the closing price of our common stock on January 23, 2007, the date of the amendment. Net sales price and licensed products are defined in the Exclusive Field of Use License Agreement and Products Sale Agreement. As of September 30, 2007, we had paid $39,000 to Wynn Starr and had accrued $54,000 under this royalty arrangement. Steven B. Zavagli, a former member of our board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc.

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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues

Revenues for the three months ended September 30, 2007 were approximately $693,000 compared with approximately $531,000 for the corresponding period in 2006. This increase is primarily due to increased sales in Unifresh ® Footbath and Tasker Blue, our poultry processing product. We expect that revenue will continue to increase throughout fiscal year 2007 primarily due to our intensified marketing efforts of our poultry processing product and due the expansion of our distributor network for our Unifresh® Footbath product.

Gross Margin

Gross margin for the three months ended September 30, 2007 was $469,000 compared to $297,000 for the same period of the prior year. The gross margin percent increased from 56% for the three months ended September 30, 2006 to 68% for the three months ended September 30, 2007. This increase was primarily due to higher poultry sales of $361,000 and a higher margin product mix.

Selling, General and Administrative

Selling, General and Administrative (“SGA”) expenses are primarily comprised of sales and marketing expenses, compensation expenses, professional fees, and general and administrative expenses. SGA expenses for the three months ended September 30, 2007 increased by approximately $980,000 from approximately $2.55 million for the three months ended September 30, 2006, to approximately $3.53 million for the three months ended September 30, 2007.

Sales and marketing expenses consist primarily of salaries and other related expenses for sales and marketing personnel, sales commissions, promotional expenses, advertising, public relations and trade show expenses. Sales and marketing expenses for the three months ended September 30, 2007 decreased by approximately $107,000 primarily due a decrease in advertising and sales related consulting expenses.

Compensation expense consists primarily of salaries and other related expenses for senior management, finance and administrative employees of our company. Compensation expense decreased by approximately $33,000, primarily due to a reduction in the number of sales and administrative personnel.

Professional fees for the three months ended September 30, 2007 increased by approximately $116,000 due to increase in audit and accounting fees of $202,000 and increase in investor related fees of $14,000, partially offset by a decrease in legal fees of $100,000.

General and administrative expenses consist primarily of rent, insurance and travel and entertainment expenses. The increase in general and administrative expenses for the three months ended September 30, 2007 of approximately $275,000 was primarily due to $249,000 of accrued office lease exit costs, net of estimated sublease income, in connection with the lease of our former corporate office in Danbury, Connecticut, which expires in April 2010 and to a lesser extent due to an increase in consulting fees of $83,000, partially offset by a decrease in annual meeting expenses of $31,000 and sales and property tax of $26,000.

Stock based compensation expense for selling, general and administrative employees increased by approximately $729,000, to approximately $1,154,000 for the three months ended September 30, 2007 as compared to $425,000 for the same time period in 2006. The expense associated with these awards is recorded as expense within the same functional expense category that the respective employee’s compensation is recorded. For the three months ended September 30, 2007, stock compensation expense was allocated as follows:

(in thousands)
Sales and marketing	$10
Product development	38
General and administrative	1,144
$1,192

Product Development

Product development consists primarily of personnel expenses to support product development. Product development and research expenses for the three months ended September 30, 2007 decreased by approximately $269,000 to approximately $289,000 from approximately $558,000 for the three months ended September 30, 2006. This decrease is primarily due to our decision to focus our development efforts in a select smaller number of products. The decrease in the number of products we are developing and testing in the three months ended September 30, 2007 resulted in the decrease in consulting expenses and wages of approximately $194,000, decrease in stock based compensation expense of $18,000 and decrease in warehouse expenses of $57,000.

Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets, increased by approximately $5,000 from approximately $276,000 in the three months ended September 30, 2006, to approximately $281,000 for the three months ended September 30, 2007, primarily due to purchase of machinery and office equipment during the quarter ended September 30,2007.

Interest Expense

Interest expense increased by approximately $210,000 from $20,000 for the three months ended September 30, 2006, to approximately $230,000 for the three months ended September 30, 2007. The increase was primarily due to $220,000 in accrued interest expense related to the First and Second Convertible Bridge Notes partially offset by a decrease of $10,000 in interest expense related to the lower balance of the IRL note payable which was paid in full in July 2007.

Finance costs related to long-term debt

The increase was due to $7,364,000 of finance costs associated with the issuance of the 6% convertible notes of $3,450,000, in September 2007,

Interest Income

Interest income decreased by approximately $37,000 from $52,000 for the three months ended September 30, 2006, to approximately $15,000 for the three months ended September 30, 2007 primarily due to a lower cash balance during the three months ended September 30, 2007, as compared to the same period ending September 30, 2006.

Amortization of debt discount

In connection with our financing arrangements we issue equity instruments or include conversion terms at discount to the current market. We are required to allocate a portion of the proceeds to these features, which result in a debt discount. Such amounts are amortized over the stated life of the loan. The following amounts related to debt discounts were amortized during the three months ended September 30, 2007; $943,000 is due to the amortization of the debt discount related to the fair value of the beneficial conversion feature of the First and Second Convertible Bridge Notes, $347,000 is to due to the amortization of the discount related to the fair value of the four-year warrants issued in connection with the First and Second Convertible Bridge Notes, $358,000 is due to amortization of discount related to the fair value of the derivative liability in connection with the Second Convertible Bridge Notes.

Amortization of deferred financing costs

In connection with our financing arrangements we engaged a placement agent to facilitate the process. In connection with that engagement we paid a cash fee, issued equity instruments or made some combination of those payments. Such amounts are amortized over the stated life of the financing if it is a debt transaction or recorded as a cost of the offering if it is an equity transaction. The following amounts related to debt financing were amortized during the three months ended September 30, 2007; $382,000 is due to the amortization of the fair value of the placement agent seven-year warrants issued in connection with the First and Second Convertible Bridge Notes and $423,000 is due to the amortization of the placement agent fee in connection with the First and Second Convertible Bridge Notes and 6% Notes.

Loss on extinguishment of debt

For the three months ended September 30, 2007, we recorded a non cash loss of $16.6 million on the refinancing of the First and Second Convertible Bridge Notes into the 6% Notes. The loss primarily results from the terms of the conversion feature of the 6% Notes, as well as the value of the additional warrants issued to holders of the Convertible Bridge Notes. In recording the 6% Notes, the net carrying amount of the Convertible Bridge Notes, related derivative conversion liability and deferred financing costs were written off and new derivative liabilities for the conversion feature and warrants, as well as the principal balance of the 6% Notes and a full debt discount were recorded.

Change of value of derivative liability

Derivative liabilities result from the requirement to treat certain embedded features of our debt and equity instruments as liabilities. Such items are required to be recorded at, and subsequently adjusted at each reporting date to, fair value. Changes in fair value are recognized in our statement of operations. For the three months ended September 30, 2007, we recorded a non cash loss of $7.9 million due to the change in the fair value of the derivative liability related to the conversion feature of the Second Convertible Bridge Notes and the change in the fair value of the derivative liability related to the placement agent warrants of the Second Convertible Bridge Notes.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

Revenues for the nine months ended September 30, 2007 were approximately $1.8 million compared with approximately $ 1.3 million for the corresponding period in 2006. This increase is primarily due to increased sales in Unifresh ® Footbath and Tasker Blue, our poultry processing product. We expect that revenue will continue to increase throughout fiscal year 2007 primarily due to our intensified marketing efforts of our poultry processing product and due the expansion of our distributor network for our Unifresh® Footbath product.

Gross Margin

Gross margin for the nine months ended September 30, 2007 was $1,358,000 compared to $842,000 for the same period of the prior year. Gross margin as a percent of revenues increased from 65% for the nine months ended September 30, 2006 to 78% for the nine months ended September 30, 2007. This increase was primarily due to higher poultry sales and a higher margin product mix.

Selling, General and Administrative

SGA expenses for the nine months ended September 30, 2007 increased by approximately $595,000 from approximately $9.5 million for the nine months ended September 30, 2006, to approximately $10.1 million for the nine months ended September 30, 2007.

Sales and marketing expenses for the nine months ended September 30, 2007 decreased by approximately $67,000 primarily due to the decrease in commission, advertising and promotional expenses.

Compensation expense consists primarily of salaries and other related expenses for senior management, finance and administrative employees of our company. Compensation expense decreased by approximately $524,000 primarily due to a reduction in sales and administrative personnel.

Professional fees for the nine months ended September 30, 2007 increased by approximately $212,000. The increase is due to increase in audit and accounting fees of $371,000 and partially offset by a decrease in legal fees of $159,000.

General and administrative expenses for the nine months ended September 30, 2007 increased by approximately $355,000, primarily due to $249,000 of accrued office lease exit costs, net of estimated sublease income, in connection with the lease of our former corporate office in Danbury, Connecticut, which expires in April 2010, an increase of $130,000 in freight expenses, an increase of $83,000 in consulting expenses and $31,000 for annual meeting expenses. This increase was partially offset by a decrease in insurance expense of $127,000 and a decrease in sales and property tax of $11,000.

Stock based compensation expense for selling, general and administrative employees increased by approximately $619,000, to approximately $3.7 million for the nine months ended September 30, 2007 as compared to $3.1 million for the same time period in 2006. The expense associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the nine months ended September 30, 2007, stock compensation expense was allocated as follows:

(in thousands)
Sales and marketing	$95
Product development	187
General and administrative	3,622
$3,904

Product Development

Product development consists primarily of personnel expenses to support product development. Product development and research expenses for the nine months ended September 30, 2007 decreased by approximately $325,000 to approximately $1.1 million from approximately $1.4 million for the nine months ended September 30, 2006. This decrease is primarily due to our decision to focus our development efforts in a select smaller number of products. The decrease in the number of products we are developing and testing in the nine months ended September 30, 2007 resulted in the decrease in consulting expenses of approximately $106,000, decrease in third party laboratory testing cost and product development expense of $12,000 decrease in warehouse expense of $88,000,decrease in wages of approximately $93,000 and a decrease in stock based compensation of $26,000.

Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets, decreased by approximately $592,000 from approximately $1,430,000 in the nine months ended September 30, 2006, to approximately $838,000 for the nine months ended September 30, 2007, primarily due to the reduction in the carrying value of the intangible assets as a result of the impairment charge of $12.2 million recorded in the second quarter of 2006.

Interest Expense

Interest expense increased by approximately $441,000 from $69,000 for the nine months ended September 30, 2006, to approximately $510,000 for the nine months ended September 30, 2007. The increase was primarily due to $459,000 in accrued interest expense related to the First and Second Convertible Bridge Notes partially offset by a decrease of $18,000 in interest expense related to the lower balance of the IRL note payable which was paid in full in July 2007.

Finance costs related to long-term debt

The increase was due to $7,364,000 of finance costs associated with the issuance of the 6% convertible notes of $3,450,000, in September 2007,

Interest Income

Interest income decreased by approximately $142,000 from $190,000 for the nine months ended September 30, 2006, to approximately $48,000 for the nine months ended September 30, 2007 primarily due to a lower cash balance in the nine months ended September 30, 2007, as compared to the same period ending September 30, 2006.

Amortization of debt discount

In connection with our financing arrangements we issue equity instruments or include conversion terms at discount to the current market. We are required to allocate a portion of the proceeds to these features, which result in a debt discount. Such amounts are amortized over the stated life of the loan. During the nine months ended September 30, 2007, the following amounts were amortized; $4,274,000 is due to the amortization of the debt discount related to the fair value of the beneficial conversion feature of the First and Second Convertible Bridge Notes, $1,529,000 is to due to the amortization of the discount related to the fair value of the four-year warrants issued in connection with the First and Second Convertible Bridge Notes,$716,000 is due to amortization of discount related to the fair value of the derivative liability in connection with the Second Convertible Bridge Notes and $7,364,000 is due to the financing cost of the 6% Notes.

Amortization of deferred financing costs

In connection with our financing arrangements we engaged a placement agent to facilitate the process. In connection with that engagement we paid a cash fee, issued equity instruments or made some combination of those payments.

Such amounts are amortized over the stated life of the financing if it is a debt transaction or recorded as a cost of the offering if it is an equity transaction. The following amounts related to debt financing were amortized during the nine months ended September 30, 2007; $1,366,000 is due to the amortization of the fair value of the placement agent seven-year warrants issued in connection with the First Convertible Bridge Notes and issuable in connection with the Second Convertible Bridge Note and $1,161,000 is due to the amortization of the placement agent fee issued in connection with the First, Second Convertible Bridge Notes and 6% Notes.

Loss on extinguishment of debt

For the nine months ended September 30, 2007, we recorded a non cash loss of $16.6 million on the refinancing of the First and Second Convertible Bridge Notes into the 6% Notes. The loss primarily results from the terms of the conversion feature of the 6% Notes, as well as the value of the additional warrants issued to holders of the Convertible Bridge Notes. In recording the 6% Notes, the net carrying amount of the Convertible Bridge Notes, related derivative conversion liability and deferred financing costs were written off and new derivative liabilities for the conversion feature and warrants, as well as the principal balance of the 6% Notes and a full debt discount were recorded.

Change in value of derivative liability

Derivative liabilities result from the requirement to treat certain embedded features of our debt and equity instruments as liabilities. Such items are required to be recorded at, and subsequently adjusted at each reporting date to, fair value. Changes in fair value are recognized in our statement of operations. For the nine months ended September 30, 2007, we recorded a non cash loss of $7.9 million due to the change in the fair value of the derivative liability related to the conversion feature of the Second Convertible Bridge Notes and the change in the fair value of the derivative liability related to the placement agent warrants of the Second Convertible Bridge Notes.

Liquidity and Capital Resources

Overview

Since our inception, we have funded operations and investing activities through the sale of common stock, warrants and convertible debt under several private placements. Requirements for liquidated damages under some of these private placements may have an impact on our future liquidity. To date we have satisfied and/or received waivers for the provisions of a majority of the agreements, that would have otherwise required us to pay liquidated damages. However, we have not received waivers and from time to time we have not satisfied some of the provisions of the registration rights agreements for the April 2004 and July 2004 convertible debt. Nevertheless, our obligation to accrue liquidated damages under these registration rights agreements ceased in April 30 and July 22, 2006, respectively. Through September 30, 2007, we have accrued $442,000 in liquidated damages related to these agreements. Also, as of September 30, 2007, we have accrued the full amount of liquidated damages of $23,000 required under the January 26, 2006 registration rights agreement.

Liquidity - Going Concern

We believe we will have adequate working capital to fund our operations during the next twelve months based upon:

•	our projections of future revenues from our products;

•	cash and cash equivalents as of September 30, 2007 including the $3.5 million received in September 2007 from the sale of our 6% Notes;

•	an estimated $2.5 million expected to be received from the exercise of certain outstanding warrants; and

•	available cash from a proposed $3 million credit facility, which is currently being negotiated.

We can give no assurance that any outstanding warrants will be exercised or that we will obtain the $3 million credit facility.

Our ability to continue to operate and grow our business is dependent upon obtaining additional financing from the exercise of outstanding warrants, obtaining the proposed credit facility and/or generating revenue growth from operations. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we do not receive approximately $2.5 million from the exercise of outstanding warrants, obtain the contemplated credit facility and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our continued operations and meet our obligations.

Operating Activities

At September 30, 2007 our cash and cash equivalents balances were approximately $2,594,000 compared with $932,000 at December 31, 2006.

Net cash used in operating activities for the nine months ended September 30, 2007 was approximately $6.2 million, primarily due to a net loss of $52.2 million, partially offset by amortization of discount on the First and Second Convertible Bridge Notes and finance cost associated with the issuance of 6% Notes of $13.9 million, change in value of derivative liability of $7.9 million, loss on extinguishment of debt of $16.6 million and the amortization of deferred financing costs of $2.5 million related to the First Convertible Bridge Notes, Second Convertible Bridge Notes and 6% Notes. Net cash used in operating activities for the nine months ended September 30, 2006 was approximately $7.7 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2007 was approximately $96,000 as compared to approximately 1.4 million for the nine months ended September 30, 2006. The decrease in net cash used in investing activities was primarily due to lack of excess funds to invest in marketable securities during 2007.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2007 was approximately $8.0 million, as compared to approximately $8.1 million for the nine months ended September 30, 2006.

The net cash provided by financing activities for the nine months ended September 30, 2007 principally represents proceeds from the sale of the First and Second Convertible Bridge Notes and the 6% Notes, net of placement agent fees and legal expenses.

As partial consideration for the purchase of the pHarlo assets in the July 2005 acquisition, we issued a promissory note in the amount of $1,931,973 to Indian River Labs, L.L.C. (“IRL”). The promissory note bears interest of 3.4% per annum and is payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007. During the nine months ended September 30, 2007 we paid approximately $603,000 under the IRL promissory note. This note was paid in full in July 2007.

Between December 1, 2006 and May 1, 2007, we issued 10% Convertible Promissory Notes (the “First Convertible Bridge Notes”) to accredited investors in the aggregate principal amount of $6,295,091. The First Convertible Bridge Notes were convertible into an aggregate of 86,828,841 shares of common stock at a conversion price of $0.0725 per share. The First Convertible Bridge Notes had a term of six months from the date of issuance with various maturity dates starting June 1, 2007. As an inducement for the investors to purchase the First Convertible Bridge Notes, we issued to these investors four-year warrants, which entitle them to purchase an aggregate of 34,972,733 shares of common stock, which number of shares is based on 50% of the principal amount of the notes purchased by the investor and divided by the per share exercise price of $0.09. As discussed below, First Bridge Notes in the aggregate principal amount of $5,755,091, as well as the interest thereon, were exchanged for 6% Notes. As of September 30, 2007, First Convertible Bridge Notes in the aggregate principal amount of $540,000 remained outstanding. Certain of the remaining First Convertible Bridge Notes have matured according to their terms, but no demand for payment has been made by the holders. We will either pay such notes and related interest when demand is made or, if elected by the holders, convert the notes and accrued interest into common stock.

On June 4, 2007, we issued 10% Convertible Promissory Notes (the “Second Convertible Bridge Notes”) to one accredited investor in the aggregate principal amount of $2,000,000. The Second Convertible Bridge Notes were convertible into shares of common stock at a conversion price of the lower of $0.16 per share or 90% of the per share amount of a Qualified Financing (as defined above) or if such Qualified Financing had not been completed by July 4, 2007, the lower of $0.16 per share or 80% of the per share amount of a Qualified Financing. Based on a conversion price of $0.16 per share, the Second Convertible Bridge Notes were convertible into 12,500,000 shares of common stock. The Second Convertible Bridge Notes had a term of six months from the date of issuance. As an inducement for the investor to purchase the Second Convertible Bridge Notes, we issued to this investor four-year warrants, which entitle it to purchase an aggregate of 1,000,000 shares of common stock, which number of shares is based on 10% of the principal amount of the notes purchased by the investor and divided by the per share exercise price of $0.20. As discussed below, Second Convertible Bridge Note in the aggregate principal amount of $2,000,000, as well as the interest thereon, was exchanged for 6% Notes. As of September 30, 2007, no Second Convertible Bridge Notes remained outstanding.

On September 28, 2007, we issued 6% Secured Convertible Promissory Notes (the 6% “Notes”) to accredited investors in the aggregate principal amount of $11,643,624. The aggregate consideration of $11,643,624 was in the form of cash ($3,450,000), conversion of First Convertible Bridge Notes (aggregate principal amount of $5,755,091 and the accrued interest thereon of $374,645) and conversion of Second Convertible Bridge Notes (aggregate principal amount of $2,000,000 and the accrued interest thereon of $63,888).

The net cash proceeds from the sale of the 6% Notes ($3,450,000) are intended to be used for working capital and general corporate purposes.

The 6% Notes have the following basic terms:

•	Interest on the 6% Notes is payable on a quarterly basis in cash or through the issuance of additional 6% Notes.

•	The term of the 6% Notes is three years from the date of issuance, maturing on September 27, 2010.

•
The 6% Notes constitute our senior indebtedness; provided that (i) the lenders under a contemplated $3 million line of credit facility and (ii) holders of a contemplated $3.15 million senior term note issuance will have a priority security interest in the collateral (described below).

•
The 6% Notes are secured by a first priority security interest in all of our assets (including after-acquired assets, all receivables, intellectual property and the stock of our subsidiaries), subject only to the prior rights of (i) the lenders under a contemplated $3 million line of credit facility and (ii) the holders of a contemplated $3.15 million senior term note issuance.

•
The 6% Notes are automatically convertible into our common stock at the then applicable conversion price, in the event that our common stock trades at a price per share greater than 200% of the then current conversion price of the 6% Notes for 30 consecutive trading days and such shares are traded at an average daily dollar volume greater than $300,000 (average share price times the average volume) during the same 30 day trading period.

•	The 6% Notes purchased for cash are convertible, in whole or in part, at the holders’ option, at any time or from time to time, into shares of common stock at a conversion price of $0.11 per share.

•
The 6% Notes purchased upon conversion of First Convertible Bridge Notes are convertible, in whole or in part, at the holders’ option, at any time or from time to time, into shares of common stock at a conversion price of $0.0725 per share.

•
The 6% Notes purchased upon conversion of Second Convertible Bridge Notes are convertible, in whole or in part, at the holders’ option, at any time or from time to time, into shares of common stock at a conversion price of $0.099 per share.

•	The 6% Notes contain certain other protective provisions for the benefit of holders, including:

o	restrictions on the incurrence of liens, the incurrence of debt senior to or pari passu with the 6% Notes and the future issuance of equity and convertible debt securities;

o
a mandatory redemption payment of 110% of the principal amount of the 6% Notes (x) in the event we are prohibited from issuing shares of common stock, (y) upon the occurrence of an Event of Default (as defined in the 6% Note and the subscription agreement to the 6% Notes) that continues for more than 20 business days or (z) upon the liquidation of the Company and 150% of the principal amount of the 6% Notes in the event of a Change in Control (as defined in the subscription agreement to the 6% Notes); and

o
penalties for delays in the delivery of shares upon conversion of the 6% Notes or exercise of the Warrants (as defined below) or in the removal of any restrictive legend on shares of common stock in the event of a Rule 144 sale and for losses incurred as a result of any Investor buy-in of shares of common stock resulting from such delays.

•
Investors have the right to participate in our future financings, if any, on or before June 1, 2009 involving the issuance of common stock or other securities convertible into, or exercisable for, common stock (other than certain exempt issuances).

Each investor of the 6% Notes received warrants to purchase a number of shares of common stock as follows: (i) each investor that paid for 6% Notes by delivery of First Convertible Bridge Notes received warrants to purchase a number of shares of common stock equal to 30% of such investor’s purchase price for the 6% Notes divided by $0.15, (ii) the investor that paid for 6% Notes by delivery of Second Convertible Bridge Notes received warrants to purchase a number of shares of common stock equal to 70% of such investor’s purchase price for the 6% Notes divided by $0.15, and (iii) each investor that paid for 6% Notes with cash received warrants to purchase a number of shares of common stock equal to 50% of such investor’s purchase price for the 6% Notes divided by $0.15. The warrants have a cashless exercise provision if a registration statement with respect to the warrant shares is not effective within two years after the date of issuance. The warrants expire four years from the date of issuance (September 27, 2011) and have an initial exercise price of $0.15 per share. The conversion price of the 6% Notes and the exercise price of the warrants are subject to customary anti-dilution adjustments and also subject to proportional adjustment for stock splits, stock dividends, recapitalizations and similar events. In addition, anti-dilution protection is provided following conversion of the 6% Notes into shares of common stock.

Although generally accepted accounting principles require us to record derivative liabilities totaling $43.4 million with respect to the warrants issued in connection with the 6% Notes, as well as the embedded conversion feature of the 6% Notes, such amount does not represent the cash amounts we are required to pay in the future. We do not expect to pay more than $11.6 million with respect to the principal of the 6% Notes and $2.1 million with respect to the accrued interest due over the life of the 6% Notes. The cash amount to repay principal and interest of the 6% Notes may be reduced further if the holders of the 6% Notes elect to convert their Notes, prior to their maturity, into shares of common stock.

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

As it relates to the January 2006 private placement, despite using our best efforts, we failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006 we were required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 133,359 shares of common stock and warrants to purchase 133,359 shares of common stock. As of September 30, 2007, we had not issued these shares and warrants.

As it relates to the September 2007 private placement, we are required to file a series of registration statements covering the resale of the shares of common stock underlying the 6% Notes and Warrants. In the event we fail to file or cause these registration statements to become effective within specified time periods, we will be required to pay liquidated damages equal to 1% of the purchase price of the 6% Notes and Warrants for each 30-day delay in the effectiveness of such registration statement.

The 6% Notes and warrants issued with the 6% Notes have the following registration rights:

•
Upfront Registration: We are required to file a registration statement covering the resale of shares of common stock underlying the 6% Notes and the related warrants within 60 days of September 28, 2007 (the “Filing Date”) and to cause the registration statement to become effective within 120 days of September 28, 2007 (the “Effective Date”). In the event we fail to file or cause the registration statement to become effective within such time periods, we will be required to pay liquidated damages equal to 1% of the purchase price of the 6% Notes and the related warrants for each 30-day delay in the effectiveness of such registration statement. An Event of Default with respect to the 6% Notes will occur if the Filing Date occurs later than 90 days following September 28, 2007 (the “Closing Date”) or if the Effective Date occurs later than 270 days following the Closing Date.

•
Additional Registration Statement: If we cannot include all of the common stock underlying the 6% Notes and the related warrants in a registration statement without it being deemed a primary offering by the Securities and Exchange Commission, then we will include in the registration statement the maximum number of securities that can be included therein, with the number of such securities to be allocated among the investors in proportion to the total registrable securities held by each investor on the date that the registration statement is filed. With respect to any securities that are not included in the registration statement, we will include the maximum amount of such securities in subsequent registration statements that will be filed on the earliest possible date on which such securities can be included without the subsequent registration statement being deemed a primary offering of securities by us.

•
Demand and Piggy-back Registrations: The holders of more than 50% of the shares of common stock issuable upon conversion of the 6% Notes or exercise of the related warrants shall be entitled to one demand registration right commencing 61 days after the Closing Date until the second anniversary of the Closing Date. The investors will also be entitled to “piggy-back” registration rights on all registration statements filed by us (other than registration statements on Form S-4 or S-8 relating to issuances of securities in connection with business acquisitions or in connection with stock option or other employee benefit plans).

•	We will bear all registration expenses (other than brokers' commissions and similar expenses and legal and other costs of the holders of securities).

Off-Balance Sheet Arrangements

During the nine and twelve months ended September 30, 2007 and December 31, 2006, respectively, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose entities; material trading activities in non-exchange traded commodity contracts; or transactions with persons or entities that benefit from their non-independent relationship with us.

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

PART II — OTHER INFORMATION

 Item 1A. Risk Factors
Except for the following revised risk factors, there have been no material changes in the risk factors from those disclosed in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006.

RISKS RELATED TO OUR BUSINESS

Unless we obtain new financing and/or generate revenue growth in the near future, our liquidity position will become significantly impaired

We believe that we will have adequate working capital to fund our operations during the next twelve months based upon:

•	our projections of future revenues from our products;

•	cash and cash equivalents as of June 30, 2007 including the $3.5 million received in September 2007 from the sale of our 6% Notes

•	an estimated $2.5 million expected to be received from the exercise of certain outstanding warrants; and

•	available cash from a proposed $3 million credit facility, which is currently being negotiated.

We can give no assurance that any outstanding warrants will be exercised or that we will obtain the proposed $3 million credit facility.

Our ability to continue to operate and grow our business is dependent upon obtaining additional financing from the exercise of outstanding warrants, obtaining the proposed credit facility and/or generating revenue growth from operations. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we do not receive approximately $2.5 million from the exercise of outstanding warrants, obtain the contemplated credit facility and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our continued operations and meet our obligations.

We have lost money in each fiscal quarter since we changed our business model to the development of products in the oral care, food processing, skin care, water purification and pet industries. We expect future losses and we may never become profitable.

We have incurred losses from operations in each quarter since we changed our business direction in late 2002. Our net losses for the nine months ended September 30, 2007 and the years ended December 31, 2006, 2005 and 2004 were approximately $52,239,000, $62,943,000, $18,269,000, and $6,072,000, respectively. We expect to continue to incur losses for at least the next six months. We anticipate operating expenses will increase as we attempt to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability. If we are not able to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

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

As of September 30, 2007:

•
17,672,148 million shares of common stock were issuable as compensation for employees, directors and consultants upon exercise of outstanding stock options with a weighted average exercise price of $0.37 per share;

•
50,274,062 shares of our common stock were issuable as compensation for employees, directors and consultants upon exercise of our outstanding warrants with an exercise price between $0.11 to $0.33 per share;

•	99,669,826 shares of common stock were issuable upon exercise of outstanding warrants with an exercise price between $0.0725 to $2.00 per share;

•	7,888,736 shares of common stock were issuable upon the conversion of the First Convertible Bridge Notes with a conversion price of $0.0725 per share; and

•	136,759,081 shares of common stock were issuable upon the conversion of the 6% Notes with a conversion price between $0.0725 to $0.11 per share.

In addition, the registration rights agreement for the January 2006 private placement requires us to pay liquidated damages in the form of additional common stock and warrants. As of September 30, 2007, 133,359 shares and 133,359 warrants are issuable as liquidated damages under the terms of the January 2006 registration rights agreement.

We are required to file a series of registration statements covering the resale of the shares of common stock underlying the 6% Notes and Warrants and the warrants issued to the placement agent in the cash offering of the 6% Notes. In the event we fail to file or cause these registration statements to become effective within specified time periods, we will be required to pay liquidated damages equal to 1% of the purchase price of the 6% Notes and Warrants for each 30-day delay in the effectiveness of such registration statement.

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

The effect of a possible reverse split of our common stock is unknown.

At our 2007 Annual Meeting of Stockholders, our stockholders approved a proposal granting our board of directors the discretionary authority to effect a reverse stock split at any time prior to June 30, 2009, without shareholder approval. The board of directors has no immediate plans to effectuate a reverse split. The range at which the board could effect the reverse stock split is from one-for-five to one-for-twenty, with the exact exchange ratio to be set by the board of directors in its sole discretion within this range at the time it elects to effect a reverse split. The effect of the reverse split upon the market price for our common stock cannot be accurately predicted. In particular, there is no assurance that prices for shares of our common stock after the reverse split will be five to twenty times, as applicable, greater than the price for shares of our common stock immediately prior to the reverse split. Furthermore, there can be no assurance that the marketability of the common stock will improve and that the market price of our common stock immediately after the proposed reverse split will be maintained for any period of time. Moreover, because some investors may view the reverse split negatively, there can be no assurance that the reverse split will not adversely impact the market price of our common stock or, alternatively, that the market price following the reverse split will either exceed or remain in excess of the current market price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2007, we issued the following stock options, warrants and common stock:

•
Warrants to purchase 2,170,000 shares of common stock issued to employees, directors and consultants on September 19, 2007, as compensation. The warrants have a ten-year term and were issued with an exercise price of $0.18 per share.

The issuances of warrants were not registered under the Securities Act because such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as they were transactions by an issuer that did not involve a public offering of securities.

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

TASKER PRODUCTS CORP.

Date: November 14, 2007	By:	/s/ Stathis Kouninis
Stathis Kouninis
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certifications by Principal Executive Officer
32.2	Section 1350 Certifications by Principal Financial Officer