Form 10-K
period 2007-12-31
TASKER PRODUCTS CORP
filed 2008-03-31
CIK 1084557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

21-00 Route 208
Fairlawn, NJ 07410

(Address of principal executive offices) (Zip Code)
603-766-1973
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Accelerated Filer ☐ Non-accelerated filer ☒ Smaller reporting Company ☐ (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant’s common stock on June 29, 2007 was $20,732,591 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.

There were 137,736,379 shares of common stock of the registrant outstanding as of March 14, 2008.

i

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

As used herein, Tasker(TM), Unifresh(R), SaniPhresh(TM), Tasker Blue(TM), Pacific Blue(TM), Tasker Pacific Blue(TM), Close Call(R) and Breath Rephresh(TM) are trademarks of Tasker Products Corp.

ii

PART I

As used in this annual report on Form 10-K, “we,” “us,” “our,” “Tasker” and “our company” refer to Tasker Products Corp. and our subsidiaries, unless the context otherwise requires.

ITEM 1. BUSINESS

Overview

We manufacture, distribute and market a variety of products using a process we refer to as “pHarlo technology.” These products are covered by one or more patents, or base patents and manufactured using the pHarlo technology, which is covered by those patents. The pHarlo technology utilizes a safe solution, which we call the pHarlo concentrate, and is a solution whose components have been classified as Generally Recognized as Safe (“GRAS”) by the U.S. Food and Drug Administration, or FDA. This safe solution enables copper sulfate, a compound with bacteriostatic properties, i.e., the ability to inhibit bacteria growth, to remain active throughout a wide range of pH values, or measurements of acidity or alkalinity in a solution. A Generally Recognized as Safe designation for our solution allows it to be added to food and means that it is considered by experts to be safe for human consumption within good manufacturing practices.

As a result of the 2005 Acquisition described below, we now own the utility patent applications and provisional patent applications associated with the pHarlo technology in our fields of use, and have entered into a sub-license agreement for the base patents associated with the pHarlo technology. We have also filed additional patent applications in and outside of the United States.

We currently market:

•	Unifresh Footbath, an aid that helps clean and disinfect the hooves of dairy cows;

•	SaniPhresh Footbath, a product used as part of a hoof maintenance program for dairy cows;

•
Tasker Blue, an antimicrobial aid to be used in the scalder process of poultry processing, which is a method of loosening feathers so that they can be picked and removed mechanically, and the post-feather picker process, which is the method used in chicken processing that receives chickens immediately after the scalder and mechanically removes feathers; and

•	Tasker Pacific Blue Seafood Wash, a product used in commercial and retail seafood processing to extend shelf life and reduce odors.

During the fiscal quarter ended June 30, 2007, we submitted protocols to be used in the testing of an application for use in the On-Line Reprocessing (“OLR”) and Chiller sections of poultry processing. We received the consent from the United States Department of Agriculture’s (“USDA”) Food Safety and Inspection Services (“FSIS”) to proceed with in-plant testing of these applications. Tests of our On-Line Reprocessing application were suspended when we were informed of the USDA’s intention to reconsider this requirement of this section as an intervention point in controlling bacteria. We may resume testing of our OLR application when the USDA finalizes the requirements for this section.

We recently began tests of our Chiller and Post Chill Spray applications. If these tests are successful we expect to receive a Letter of No Objections from the FSIS of the USDA.

In December 2007, we started working with Kansas State University to test an application, using our antibacterial technology, for the treatment of red meat to inhibit and eliminate bacteria such as E. coli. We expect to complete tests necessary for regulatory review by the end of the first quarter of 2008.

We have incurred losses from operations in each quarter since we changed our business direction in late 2002. Our net losses for the years ended December 31, 2007, 2006 and 2005 were approximately $41,394,000, $62,943,000 and $18,269,000, respectively. We expect to continue to incur losses for at least the next six months. We anticipate operating expenses will increase as we attempt to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability. If we are not able to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

Based upon our projections of future revenues from our products and cash on hand and cash from a proposed $3-$5 million credit facility which is currently being negotiated, we believe that we will have adequate working capital to fund our operations during the next twelve months. Our ability to continue to operate and grow our business is dependent upon obtaining the proposed credit facility, exercise of outstanding warrants and/or generating revenue growth from operations. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we do not obtain the contemplated credit facility, obtain sufficient cash from the exercise of outstanding warrants and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our continued operations and meet our obligations.

During 2007, we received proceeds in the aggregate amount of $12,357,637 in connection with the issuance of convertible notes and warrants in multiple private placements, which are described in detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources.”

We are incorporated in Delaware and were first organized to explore and develop minerals in 1999. In late 2002, we began our current operations with the pHarlo technology. On June 28, 2006, we amended our articles of incorporation to change our name to Tasker Products Corp. On July 16, 2007 we reincorporated from the State of Nevada to the State of Delaware. As a result of this reincorporation, the number of authorized shares of our common stock increased from 300,000,000 to 450,000,000 and we have 15,000,000 shares of preferred stock authorized.

Effective October 1, 2007, we have relocated our Corporate Office to 21-00 Route 208, Fairlawn, New Jersey. Our telephone number is (201) 475-7891. Our website can be visited at www.taskerproducts.com. Information contained on our website is not part of this annual report.

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

Products

Unifresh(R) Footbath

We currently market Unifresh Footbath concentrate, an aid that helps clean and disinfect the hooves of dairy cows. Because of the bacteriostatic properties of the pHarlo technology, this product helps control bacteria that infect the hooves of cows and cause interdigital dermatitis, or a bacterial infection of the skin on a cow’s hoof, and interdigital papillomatosis, or an infection that affects a cow’s hoof that may cause severe lameness, decreased milk yield, body weight loss, decreased reproductive performance and increased veterinary expenses. Unifresh Footbath concentrate was launched during the third quarter of 2005. In the fourth quarter of 2005, we discovered that our Unifresh Footbath product’s effectiveness was diminished in water that had abnormally high alkaline content, a term commonly used to refer to a substance that has a pH level greater than 7. We reformulated our Unifresh Footbath concentrate with the addition of a compound that neutralizes alkali (a type of base that has a pH greater than 7), which can increase the pH of water or soil. In the first quarter of 2006, we introduced our enhanced formulation to the market. It is currently being sold to dairy farms throughout the U.S. through our sales force, independent brokers and farm product distributors. We currently market the product as a grooming aid. No federal agency approvals are required for marketing this product.

SaniPhresh(TM) Footbath

We also market SaniPhresh Step 1 and Step 2 maintenance footbath. SaniPhresh is Tasker Products new and improved liquid footbath solution. This anti-microbial product has been extensively field tested and proven to be effective against digital dermatitis (more commonly referred to as hairy hoof-wart or strawberry warts). This patent pending anti-microbial formula holds copper in solution longer for maximum effectiveness, causes no tissue damage and is non-irritating to the animal’s skin. SaniPhresh is our most effective copper delivery system, while balancing issues relating to metal levels in the effluent water. The SaniPhresh companion product Unifresh Xtra is a highly effective liquid solution, that when used in conjunction with copper sulphate crystals provides a clear measure of effectiveness in reducing both the severity and duration of hoof infections.

Poultry Processing Product

In August 2005, we began the in-plant commercial verification process for USDA approval to use the pHarlo technology in the scalder process of poultry processing. The first in-plant commercial verification test was completed in October 2005 and submitted to the USDA shortly thereafter. On February 6, 2006, we received a letter from FSIS consenting to the continuation of in-plant trials of our Scalder application at the facility in Athens, Georgia, as well as two additional poultry processing plants. The trial involved the application of the pHarlo technology as an antimicrobial in the scalder and post-feather picker stages. In August 2006 we received a Letter of No Objections from the USDA indicating that it had no objections to the use of our product as an antimicrobial processing aid in poultry Scalder and, in December 2006, we received a similar letter from the USDA to use our product in the Picker and New York Dressed Cabinet.

During the fiscal quarter ended June 30, 2007, we submitted protocols to be used in the testing of an application for use in the On-Line Reprocessing (“OLR”) and Chiller sections of poultry processing. We received the FSIS’s consent to proceed with in-plant testing of these applications. Tests of our OLR application were suspended when we were informed of the USDA’s intention to reconsider this requirement of this section as an intervention point in controlling bacteria. We may resume testing of our OLR application when the USDA finalizes the requirements for this section.

We recently began tests of our Chiller and Post Chill Spray application. If these tests are successful we expect to receive a Letter of No Objections from the FSIS of the USDA.

Seafood Processing Product

We market the pHarlo technology for use in pathogen reduction. Pathogen reduction is a process by which certain bacteria that cause disease or illness are reduced in number or eliminated, and the shelf life of seafood is extended. Our product, Tasker Pacific Blue Seafood Wash, has been tested at the North Carolina State Center for Marine Science & Technology, Virginia Tech University and Mississippi State University on shrimp, mahi mahi, salmon, flounder, scallops and catfish. The results of these studies indicated that the pHarlo technology could possibly double the shelf life on catfish filets and significantly increase the shelf life of scallops. No federal agency approvals are required for the marketing of this product beyond our FDA GRAS status.

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

Close Call (R)

Until March 2007 we marketed Close Call(R) as an oral hygiene breath drink that reduces odors from tobacco, garlic, onion and alcohol. The FDA requires companies making structure or function claims relating to a dietary supplement product, such as Close Call(R), to “certify that the firm has substantiation that the claim is truthful and not misleading.” While the FDA does not require any presentation of this support, it does require a notice of dietary supplement ingredients and claims. We believe that our Close Call(R) product could be marketed more efficiently by a company either already established in the industry or with more commercial resources. Therefore, we are actively seeking to license and/or sell the Close Call(R) brand or derivative applications.

Government Approvals and Regulations

Under federal law, any substance that is intentionally added to food is a food additive that is subject to premarket review and approval by FDA, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use or unless the use of the substance in specific applications is otherwise excluded from the definition of a food additive. All of the ingredients used to produce the pHarlo concentrate are classified as Generally Recognized as Safe (“GRAS”) by the FDA. Therefore, we believe that our current line of products that utilize the pHarlo concentrate, including the intended uses of these products, do not require further approval by the FDA. These ingredients are already in wide use in the food industry and are readily available. The unique combination of these ingredients and the preparation process of the pHarlo formula are protected under three U.S. patents and are covered in a number of pending patent applications in the U.S. and elsewhere. The use of the pHarlo technology in food processing, with the exception of meat and poultry, has been approved by the FDA in letters addressed to us, dated February 18, 2004 and March 24, 2005.

The use of the pHarlo technology in meat and poultry food processing applications requires the approval of the USDA. The Food Safety and Inspection Services agency of the USDA shares the responsibility for reviewing antimicrobials for use on meat, poultry and egg products. The FSIS has the authority to determine whether or not new substances and uses of previously approved substances are suitable for use. In February of 2005, we submitted reports and laboratory data to the FSIS, requesting approval as an anti-microbial processing aide for poultry Scalders. The FSIS directed us to prepare a proper protocol and conduct an in-plant trial to prove the safety and effectiveness of the anti-microbial. The first in-plant commercial verification test was completed in October 2005. In January 2006, the FSIS indicated that the data from the in-plant trial was sufficient to support additional trials. These additional trials were completed, and the final report was submitted to the FSIS in June 2006. In August 2006 we received a Letter of No Objections from the USDA indicating that it had no objections to the use of our product as an antimicrobial processing aid in poultry Scalder and, in December 2006, we received a similar letter from the USDA to use our product in the Picker and New York Dressed Cabinet. During the fiscal quarter ended June 30, 2007, we submitted protocols to be used in the testing of an application for use in the OLR and Chiller sections of poultry processing. We received the FSIS’s consent to proceed with in-plant testing of this application. Tests of our OLR application were suspended when we were informed of the USDA’s intention to reconsider this requirement of this section as an intervention point in controlling bacteria. We may resume testing of our OLR application when the USDA finalizes the requirements for this section.

Manufacturing

We currently manufacture the concentrate used for all of the products we currently market, including Unifresh and SaniPhresh Footbaths, Tasker Blue and Tasker Pacific Blue, in our facility located in Conroe, Texas. We believe our facility procedures and manufacturing process assures the finished products meet specifications and comply with applicable regulatory requirements, but there can be no assurance that the pertinent regulatory authorities will agree with this conclusion, which could result in a variety of enforcement actions. It is possible that additional manufacturing facilities or controls will be necessary to market the product lines currently under development.

All of the raw materials required for the production of our concentrate are widely available in sufficient quantities form various qualified outside vendors. Accordingly, we do not anticipate that there will be supply interruption of these materials or that price increases will have a material adverse effect on us.

Strategic Relationships

In 2004, we entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC, or Wynn Starr (“Wynn Starr Agreement”). Under the terms of this agreement, as amended through January 23, 2007, we have granted Wynn Starr the exclusive worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. In return for this license, Wynn Starr will purchase licensed products from us and will share up to 25% of the net sale price per gallon sold, based on different increments of achieved net sale prices. The terms of this agreement are further described in “Item 13 - Certain Relationships and Related Transactions, and Director Independence.” As of December 31, 2007, we had paid $42,000 to Wynn Starr and had a receivable of approximately $6,700 from Wynn Starr, net of amounts owed to Wynn Starr, under this royalty arrangement. Steven B. Zavagli, a former member of our board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc. We have recently notified Wynn Starr of our rescission and termination of the Wynn Starr Agreement.

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

Distribution Channels

We expect to sell our products through distributors, strategic intermediaries and directly to commercial end-users. The choice of distribution channel will vary by product and will be decided by our management according to our strategic objectives.

Competition

Some or all of the products we intend to market may be in industries in which competition is intense. Our current product lines include applications in the poultry processing, dairy, seafood and oral hygiene industry, for which there are varying intensities of competition. We believe that the pHarlo technology will provide us with an advantage over our competition.

Unifresh(R) and SaniPhresh(TM) Footbath

Our Unifresh and SaniPhresh Footbaths control a hoof infection known as digital dermatitis that causes lameness, swelling and fever in dairy cows, resulting in a drastic decrease in milk production. Forms of treatment include antibiotic bandaging and topical sprays using Terramycin(TM) (oxytetracycline — an antibiotic) and footbaths using Formalin (a saturated solution of formaldehyde), copper sulfate, Tetracycline (a broad-spectrum antibiotic) or Peracetic Acid (a disinfectant and sanitizer). Unifresh and SaniPhresh Footbaths’ underlying technology, pHarlo, uses a highly acidified form of copper sulfate that helps control the bacteria that cause digital dermatitis, as compared to competing copper sulfate products that are non-ionized. Some competing products using copper sulfate include QuickHit, Healthy Foot and HoofPro+ by SSI Corporation; Double-Action(TM) Hoof Treatment by West Agro, Inc.; and Hoofcare Supercharger manufactured by Marabo.

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

Pacific Blue(TM) Seafood Application

Our seafood application, Pacific Blue(TM), an antibacterial treatment that reduces odors and extends the shelf life of seafood products, is targeted for the retail industry. The natural spoilers of seafood quality, bacteria, enzymes, dehydration, oxidation and contamination, bacteria and enzymes (proteins that aid in digestion) are present in all fish and shellfish, but their activity increases at higher temperatures. These spoilers break down the flesh of seafood, turning firm, resilient tissue soft and mushy. This process affects taste, appearance and texture and develops a strong “fishy” smell. Retailers displaying unpackaged fresh seafood generally maintain the seafood at temperatures between 29º -34º; Fahrenheit to preserve freshness. Seafood exposed to air will dehydrate causing a loss of fluids, which decreases the net product weight and damages texture and color. To prevent dehydration, retailers frequently mist fresh fish on display with water. Currently, our Pacific Blue(TM) is the treatment in the market that reduces odors on seafood by reducing the bacteria that causes spoilage. When and if the market for Pacific Blue(TM) develops, additional products created by competitors may enter the market and compete.

Dependence on Certain Customers

For the year ended December 31, 2006 one customer accounted for 28%, another customer accounted for 12% and another customer accounted for 11% of our consolidated revenue. For the year ended December 31, 2007 one customer accounted for 7%, another customer accounted for 12% and another customer accounted for 27% of our consolidated revenues.

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

In addition to the utility patent applications and provisional patent applications described above, we also recently filed in the United States Patent and Trademark Office three new provisional patent applications covering aspects of our technology and two continuation patent applications and three continuation-in-part patent applications based on a previously filed utility patent application. According to United States patent law, the term of issued patents are 20 years from the earliest date on which the corresponding application claims priority in the United States Patent and Trademark Office. The United States Patent and Trademark Office has issued one of our patent applications as U.S. Patent No. 7,192,618 on March 20, 2007. Additionally, we have made national phase filings for four of our patent applications in Europe and Mexico and for two of our patent applications in China, and plan to continue to make certain national phase filings with respect to our pending PCT patent applications.

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

Prior to the 2005 Acquisition, on December 7, 2004, we entered into a Settlement Agreement and General Release pursuant to which we effectively purchased the exclusive rights of first refusal to applications of the pHarlo technology from Richard J. Kirby, a developer who had previously purchased the rights on July 19, 2002. Under the terms of the settlement agreement, Mr. Kirby assigned and granted all his rights, titles and interests in his license agreements with pHarlo Citrus Technologies to us for which we agreed to pay Mr. Kirby a fee of one-half of one percent (0.5%) of net revenues generated from products using the pHarlo technology, in an amount not to exceed $400,000 in any one calendar year. On January 2006, we amended the Settlement Agreement and General Release. Under this amendment, sixty-five percent of half of one percent, or 0.325% of the fee, not to exceed $260,000 in any one calendar year, were to be paid to Mr. Kirby and the remaining thirty-five percent of one and one-half percent or 0.175% of the fee, not to exceed $140,000 in any one calendar year were to be paid to Mr. Tri Van To. As of December 31, 2006, under this agreement, we had paid fees to Mr. Kirby and Mr. To of approximately $76,000 and $8,000, respectively, in excess of the of the amounts earned under the agreement. In February 2007, Mr. Kirby agreed to forego any future fees in exchange for the forgiveness of any excess fees owed to date and a lump sum payment of $95,000. The agreement, related to Mr. To, continues until the termination or expiration of pHarlo Citrus Technologies’ patent to the licensed technology. No fees were paid to Mr. To under this agreement for the year ended December 31, 2007.

On January 26, 2006, we entered into a letter agreement with the Selling Entities and pHarlo IP that amended certain terms of the transaction documents related to the 2005 Acquisition, including the Sub-License Agreement. The Sub-License Agreement was amended, in part, to restructure the fees payable to pHarlo IP. Prior to the amendment, pHarlo IP had agreed to provide to us technical assistance necessary to implement, refine and exploit the base patents for the pHarlo technology in the Fields of Use. In consideration for the technical assistance, we had agreed to pay to pHarlo IP, in advance, prior to the calendar quarter for which they are payable, certain research and development fees (“R&D Fees”). The R&D Fees were originally set at a fixed amount and although subject to recovery in certain circumstances, were not dependent on sales of our products until certain thresholds had been met.

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

We also recently began marketing a product for pathogen reduction, extending the shelf life of certain seafood products and reducing odors under the trademark Tasker Pacific Blue. We have filed a trademark application for the mark Tasker Pacific Blue in the United States Patent and Trademark Office as well as in Argentina, Brazil, Canada, Chile, China, Mexico, Peru and the Russian Federation.

Our oral hygiene breath drink that reduces odors from tobacco, garlic, onion and alcohol is currently being marketed under the trademark Close Call. We have filed trademark applications for the mark Close Call in the United States and in Canada, China and Mexico. On May 16, 2006, the United States Patent and Trademark Office issued us trademark registration Serial No. 3,093,254 for our trademark Close Call in the United States for our oral hygiene breath drink. On December 12, 2006, the United States Patent and Trademark Office issued us trademark registration Serial No. 3,184,240 for our trademark Close Call in the United States for our breath freshener product. We have also filed a number of applications in the United States, China and Mexico to register the mark Close Call for use in conjunction with the marketing of other types of products. We have received notices of allowance from the United States Patent and Trademark Office on September 27, 2005 with respect to three of these applications, on May 16, 2006 with respect to three of these applications, and on October 30, 2006 with respect to two of these applications. Three of our trademark applications in Mexico for the mark Close Call issued as registrations on December 9, 2005 and one issued as a registration on February 5, 2005. We have additionally received 2 registrations for the mark Close Call in China.

We have also filed trademark applications in the United States for the trademark Tasker and a number of other trademarks that we intend to use in conjunction with the marketing of future products. These trademark applications were filed as intent to use, or ITU, applications. Two of these applications were allowed by the United States Patent and Trademark Office and the others are pending.

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

Product Development

Research and development of new products using the pHarlo technology, as well as other products, are continually under development. Our efforts in this area are focused on the product applications to which we currently have rights of use. It is our intention to develop and market commercially viable applications for this technology within its product ranges. We spent approximately $1,438,000, $1,803,000 and $3,356,000 on product development costs for the years ended December 31, 2007, 2006, and 2005, respectively. This decrease in product development costs is primarily due to our continuing efforts to focus our development activities on a select smaller number of products that are closer to commercialization.

Employees

At March 14, 2008, we had 37 full-time employees, 24 of whom are in sales and technical support, 1 of whom is in research and development, 7 of whom are in warehousing and production and of 5 whom are in finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that employee relationships are good. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and managerial personnel.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission. The public may read and copy any documents we file at the Commission’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. SEC filings are also available to the public from the SEC’s Internet website at http://www.sec.gov.

We make available free of charge on or through our Internet website at www.taskerproducts.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Our Code of Business Conduct and Ethics is available on our Internet site at www.taskerproducts.com or may be obtained, free of charge, by writing to the Secretary, Tasker Products Corp.,21-00 Route 208 Fairlawn, NJ 07410 .

ITEM 1A. RISK FACTORS

You should carefully consider the following factors as well as other information appearing elsewhere in this document, before you decide whether to purchase shares of our common stock. This document contains forward-looking statements that involve risks and uncertainties, and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, they could have a severe negative impact on our financial results and stock price.

RISKS RELATED TO OUR BUSINESS

Unless we obtain new financing and/or generate revenue growth in the near future, our liquidity position will become significantly impaired

We believe that we will have adequate working capital to fund our operations during the next twelve months based upon:

•	our projections of future revenues from our products

•	cash and cash equivalents as of December 31, 2007;

•	cash in the amount of $135,000 received in January 2008 from the sale of our securities; and

•	available cash from a proposed $3 - $5 million credit facility, which is currently being negotiated. We can give no assurance that we will obtain the proposed $3 - $5 million credit facility.

Our ability to continue to operate and grow our business is dependent upon obtaining the proposed credit facility, exercise of outstanding warrants and/or generating revenue growth from operations. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we do not obtain the contemplated credit facility, obtain sufficient cash from the exercise of outstanding warrants and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our continued operations and meet our obligations.

We have lost money in each fiscal quarter since we changed our business model to the development of products in the oral care, food processing, skin care, water purification and pet industries. We expect future losses and we may never become profitable.

We have incurred losses from operations in each quarter since we changed our business direction in late 2002. Our net losses for the years ended December 31, 2007, 2006 and 2005 were approximately $41,394,000, $62,943,000 and $18,269,000, respectively. We expect to continue to incur losses for at least the next six months. We anticipate operating expenses will increase as we attempt to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability. If we are not able to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

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

In the second quarter of 2006, we tested for impairment of our intangible assets and our goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142), respectively. Our testing was triggered by the following events and circumstances that constitute impairment indicators under the literature:

•	a preliminary expectation that revenues originally projected for the third and fourth quarters of 2006 would not be attained;

•	a decrease in expected future cash flows; and

•	a decline in the market price of our common stock

Upon completion of the impairment tests during the second quarter of 2006, we recorded non-cash impairment charges to intangible assets and goodwill of $12.2 million and $17.9 million, respectively.

Also in the fourth quarter of 2006, we tested for impairment of our intangible assets and our goodwill as part of our annual goodwill impairment review. Upon completion of the impairment tests, we recorded non-cash impairment charges to goodwill of $13.9 million. There was no impairment of our intangible assets.

Note 6 to our audited consolidated financial statements for the year ended December 31, 2007 and December 31, 2006 describes the impairment tests performed and their impact during the fourth quarter of 2006 and the second quarter of 2006. There can be no assurance that there will not be impairment charges in subsequent periods as a result of our future periodic impairment reviews. To the extent that future impairment charges occur, they will likely have a material impact on our financial results.

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

We completed in July 2005 a significant acquisition of certain assets of pHarlo Citrus Technologies, Inc. and other related entities. We cannot guarantee that we will be able to manage these new assets profitably.

On July 15, 2005, we purchased certain assets of pHarlo Citrus Technologies, Inc., Indian River Labs, LLC, pHarlo Citrus Properties Partnership, LLLP and Coast to Coast Laboratories, LLC, which four entities are referred to in this annual report as the “Selling Entities.” This acquisition (the “2005 Acquisition”), represented a highly significant event for our company. Prior to the acquisition, we licensed the use of certain patent applications covering various uses for the pHarlo technology and improvements from the Selling Entities and also purchased the pHarlo concentrate, a concentrate made using the pHarlo technology from Indian River Labs. As a result of the 2005 Acquisition and the purchase of all of the working assets of Indian River Labs, we now control various uses of pHarlo technology in the manufacturing process for the pHarlo concentrate. Our business, financial condition and results of operations could suffer materially if we fail to successfully manage these assets and the manufacturing process.

Past restatements and amendments to our interim financial statements and quarterly reports, as well as deficiencies in our disclosure controls and procedures and internal control over financial reporting, may present a risk of future restatements and disclosure compliance errors which could lead to legal exposure.

We restated and amended our interim financial statements for the periods ended June 30, 2004, September 30, 2004 and September 30, 2005 and filed amendments to our quarterly reports on Form 10-QSB for each of those periods reflecting these restatements. While in the process of amending our quarterly reports on Form 10-QSB to restate these financial statements, we became aware of certain required information that had been omitted and other information that needed to be changed or corrected. As a result of the foregoing, we revised these quarterly reports to correct this information and to state, among other things, that our disclosure controls and procedures were not effective as of June 30, 2004, September 30, 2004 and September 30, 2005.

As of December 31, 2006, and December 31, 2007, our management concluded that our disclosure controls and procedures were not effective. We continue taking what we believe to be reasonable and appropriate steps to correct these deficiencies. We will also continue to assess the adequacy and appropriateness of these actions and adjust our remediation plan as needed or to reflect changes in our business. However, we cannot be certain when these deficiencies will ultimately be remediated and we expect that we will need a period of time over which to demonstrate that our disclosure controls are functioning appropriately to conclude that we have adequately remediated the deficiencies. Any failure to implement and maintain improvements in our disclosure and internal controls may present a risk of future restatements and disclosure compliance errors and could in turn lead to legal exposure. Any failure to improve these controls to address the identified deficiencies, or any other unidentified deficiencies, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock. This could have a material adverse effect on our business and financial results.

We have limited experience in the marketing of our products and may not be able to market them successfully.

We currently market Unifresh(R) and SaniPhresh(TM) Footbaths, grooming aids that helps clean and disinfect the hooves of dairy cows, Tasker Blue, an antimicrobial aid used in the scalder process of poultry processing and the post-feather picker process and Tasker Pacific Blue(TM) Seafood Wash, a product used in commercial and retail seafood processing to extend shelf life. Shelf life extension is the act of increasing the length of the time a product can spend during processing, distribution and retail before becoming unacceptable for consumption.

The markets to which we sell our products are diverse and we may not be aware of all the customs and practices and may not be able to successfully compete in these industries. We believe that we will need to hire appropriate consultants and staff to reach all of these markets successfully. The consultants that we may retain may not have sufficient experience to enable us to completely understand the characteristics of these diverse industries. There can be no assurance that we will properly ascertain or assess any and all risks inherent in our proposed markets or that we will successfully enter into new markets or grow in our existing markets.

Our ability to reach some of the markets currently set forth in our business plan will require regulatory approval. In addition, new products that we may develop or acquire may also require regulatory approval.

The ingredients that we use to produce the pHarlo concentrate are classified by the FDA as “Generally Recognized as Safe”. Therefore, we believe that our current line of products that utilize the pHarlo concentrate; including the intended uses of these products, do not require further approval by the FDA. However, we may develop or acquire future products that use ingredients that will need to be approved by the FDA, or we may alter the intended uses of our current product, such that those products require additional FDA approval(s). There can be no assurance that FDA approval, if necessary, will be obtained.

Subsequent to December 31, 2006, we began the in-plant testing of an application of Tasker Blue for use in the On-Line Reprocessing, the final spray wash, section and received in March 2008 authorization to proceed with in-plant tests for an application in the Post Chill Spray, or cold water spray, section in an effort to receive consent from the USDA to market these applications to poultry processors for commercial use. Tests of our On-Line Reprocessing application were suspended when we were informed of the USDA’s intention to reconsider this requirement of this section as an intervention point in controlling bacteria. We may resume testing of our OLR application when the USDA finalizes the requirements for this section. We began tests for the Chiller and Post Chiller Spray application in the first quarter of 2008. If the Chiller and Post Chiller Spray tests are successful and we receive a Letter of No Objections from the FSIS, we will have commercial applications in six of the seven intervention stages of poultry processing. We have begun the commercialization phase of this application of the pHarlo technology. There can be no assurance that we will successfully complete the commercial verification process. If we do not successfully complete the commercial verification process, this may have a material adverse effect on our business plan. In addition to the poultry processing industry, we are currently marketing the pHarlo technology for use in seafood processing. There can be no assurance that the products will obtain all necessary approvals, or, if granted, that the approvals will not include significant limitations on the indicated uses for which the products may be marketed or other restrictions or requirements that may reduce the value of the products

A key component of our business strategy is the proprietary nature of the pHarlo concentrate, and, therefore, our inability to protect our intellectual property rights could materially harm our business.

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

Our Unifresh and SaniPhresh Footbaths control a hoof infection known as digital dermatitis that causes lameness, swelling and fever in dairy cows, resulting in a drastic decrease in milk production. Forms of treatment include antibiotic bandaging and topical sprays using Terramycin(R) (oxytetracycline — an antibiotic) and footbaths using Formalin (a saturated solution of formaldehyde), copper sulfate, Tetracycline (a broad-spectrum antibiotic) or Peracetic Acid (a disinfectant and sanitizer). Unifresh Footbath’s underlying technology, pHarlo technology, uses a highly acidified form of copper sulfate that helps control the bacteria that cause digital dermatitis. Some competing products using copper sulfate include QuickHit, Healthy Foot and HoofPro+ by SSI Corporation; Double-Action(TM) Hoof Treatment by West Agro, Inc.; and Hoofcare Supercharger manufactured by Marabo.

Currently, there is little competition for bacterial inhibitors in the scalding process of poultry processors. We intend to expand the use of the pHarlo technology into the remaining operations of poultry processing. However, we believe we will encounter competition in the chill process from manufacturers of sodium hydrochloride or sodium hypochlorite, chemical compound solutions frequently used as disinfectants and bleaching agents. The chill process is cold water or air that is used in poultry processing to reduce the temperature of the carcass to 40 degrees Fahrenheit in order to maintain food safety.

Currently, our seafood application product, Pacific Blue(TM), is the only treatment in the market that reduces odors on seafood by reducing the bacteria that causes spoilage. When and if the market for Pacific Blue(TM) develops, additional products created by competitors may enter the market and compete.

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

Some provisions of our amended and restated articles of incorporation, bylaws, and Delaware law may inhibit potential acquisition bids that may be considered favorable to our stockholders.

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

In addition, we are subject to control share acquisitions provisions and affiliated transaction provisions of the Delaware General Corporation Law, the applications of which may have the effect of delaying or preventing a merger, takeover or other change of control of us and therefore could discourage attempts to acquire our company.

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

We were unable to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the applicable registration rights agreement. However, in connection with the January 2006 private placement, we obtained waivers of all claims for liquidated damages relating to our inability to have such registration statement declared effective by the specified deadline. Under the waiver, the date by which the registration statement covering resale of the securities purchased in the September 2005 private placement was required to be declared effective was extended to May 23, 2006. On April 26, 2006, we filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. We believe, that as it relates to the September 2005 private placement, we have used our best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, we believe that we are not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that our best efforts were used, and we either accede to the assertion or are found to not have used our best efforts, the estimated maximum amount of liquidated damages for which we would be liable, assuming ineffectiveness from May 23, 2006 to October 31, 2006, is approximately $43,000. Also, as it relates to the January 2006 private placement, we, despite using our best efforts, failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006 we were required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 133,359 shares of common stock and warrants to purchase 133,359 shares of common stock. As of December 31, 2007, we had not issued these shares and warrants.

We are required to file a series of registration statements covering the resale of the shares of common stock underlying the 6% Notes, the Warrants, the December 6% Notes and the December Warrants as well as the warrants issued to the placement agent in connection with the issuance of the First Bridge Notes, Second Bridge Notes and 6% Notes issued for cash and in connection with the Tender Offer (all as defined below). In the event we fail to file or cause these registration statements to become effective within specified time periods, we will be required to pay liquidated damages (except with respect to warrants issued to the placement agent) equal to 1% of the principal amount of the affected notes and the purchase price of shares of common stock issued on conversion of these notes and exercise of related warrants for each 30-day delay in the filing or effectiveness of such registration statement (or such lesser pro-rata amount for any period of less than 30 days).

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

Our stock price has been extremely volatile in recent years and continues to fluctuate widely.

Our common stock is traded on the OTC Bulletin Board. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. The price of our common stock may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of our common stock has fluctuated widely in recent years, ranging from a low of $0.06 per share in the fourth quarter of fiscal year 2006 to a high of $5.15 per share in the first quarter of fiscal year 2005, and continues to be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times, for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

The large number of shares available for future sale could adversely affect the price of our common stock.

As of March 14, 2008:

•
17,647,148 shares of common stock were issuable as compensation for employees, directors and consultants upon exercise of outstanding stock options with a weighted average exercise price of $0.37 per share;

•
51,210,312 shares of our common stock were issuable as compensation for employees, directors and consultants upon exercise of our outstanding warrants with exercise prices between $0.11 and $0.33 per share;

•	82,820,823 shares of common stock were issuable upon exercise of outstanding warrants with exercise prices between $0.0725 and $2.00 per share;

•	551,724 shares of common stock were issuable upon the conversion of the outstanding First Bridge Note with a conversion price of $0.0725 per share;

•	124,978,812 shares of common stock were issuable upon the conversion of the 6% Notes with conversion prices between $0.0725 and $0.11 per share.

•	371,612 shares and 71,970 shares of common stock were issuable upon the conversion of the Interest Notes with conversion prices of $0.0725 and $0.11 per share respectively;

•	23,694,955 shares of our common stock were issuable upon conversion of the December 6% Notes with a conversion price of $0.09 per share; and

In addition, the registration rights agreement for the January 2006 private placement requires us to pay liquidated damages in the form of additional common stock and warrants. As of September 30, 2007, 133,359 shares and 133,359 warrants are issuable as liquidated damages under the terms of the January 2006 registration rights agreement.

We are required to file a series of registration statements covering the resale of the shares of common stock underlying the 6% Notes, the Warrants, the December 6% Notes, the December Warrants and the Interest Notes, as well as the warrants issued to the placement agent in connection with the issuance of the First Bridge Notes, Second Bridge Notes and 6% Notes issued for cash and in connection with the Tender Offer. In the event we fail to file or cause these registration statements to become effective within specified time periods, we will be required to pay liquidated damages (except with respect to warrants issued to the placement agent) equal to 1% of the principal amount of the affected notes and the purchase price of shares of common stock issued on conversion of these notes and exercise of related warrants for each 30-day delay in the filing or effectiveness of such registration statement (or such lesser pro-rata amount for any period of less than 30 days).

Substantially all of the shares underlying these notes, options and warrants have been or would be registered for resale, and none of them are subject to any contractual restrictions on resale. Future sales of any of these shares, or the anticipation of such sales, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through an offering of equity securities. Further, any issuance of a substantial number of these shares would dilute the ownership interest of existing stockholders and could result in increased volatility in the price of our common stock.

The effect of a possible reverse split of our common stock is unknown.

At our 2007 Annual Meeting of Stockholders, our stockholders approved a proposal granting our board of directors the discretionary authority to effect a reverse stock split at any time prior to June 30, 2009, without further stockholders’ approval. The board of directors has no immediate plans to effectuate a reverse split. The range at which the board could effect the reverse stock split is from one-for-five to one-for-twenty, with the exact exchange ratio to be set by the board of directors in its sole discretion within this range at the time it elects to effect a reverse split. The effect of the reverse split upon the market price for our common stock cannot be accurately predicted. In particular, there is no assurance that prices for shares of our common stock after the reverse split will be five to twenty times, as applicable, greater than the price for shares of our common stock immediately prior to the reverse split. Furthermore, there can be no assurance that the marketability of the common stock will improve and that the market price of our common stock immediately after the proposed reverse split will be maintained for any period of time. Moreover, because some investors may view the reverse split negatively, there can be no assurance that the reverse split will not adversely impact the market price of our common stock or, alternatively, that the market price following the reverse split will either exceed or remain in excess of the current market price.

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

•
While The Nasdaq Stock Market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards, the OTC Bulletin Board has no listing standards. Rather, it is the market maker who chooses to quote a security on the system by filing an application with the National Association of Securities Dealers, or NASD. The NASD cannot deny an application by a market maker to quote the stock of a company. The only requirement for inclusion in the OTC Bulletin Board is that the issuer be current in its reporting requirements with the SEC.

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

•	Shares traded on the OTC Bulletin Board generally are quoted with greater spreads between bid and ask prices and may be more expensive to buy or sell.

•	Because bulletin board stocks are usually not followed by analysts, there may be lower trading volume than for Nasdaq-listed securities.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies like Tasker that trade on the OTC Bulletin Board must be reporting issuers under Section 12 of the Exchange Act of 1934, and must be current in their filing with the SEC of periodic reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current with respect to reporting requirements, we could be removed from the OTC Bulletin Board. In such event, the market liquidity for our securities could be severely adversely affected because the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market would be limited.

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

ITEM 2. PROPERTIES

Effective October 1, 2007, we have relocated our Corporate Office from Danbury, Connecticut, to Fairlawn, New Jersey. As a result of this relocation we lease in New Jersey 2,000 square feet of office space under a lease that expires in October 2010. Additionally, we lease approximately 9,000 square feet of office space at our former corporate headquarters in Danbury, Connecticut under a lease that expires in April 2010. We are currently pursuing restructuring alternatives of our Danbury, Connecticut, lease. We also occupy approximately 27,000 square feet of manufacturing, warehouse and office space under a lease in Conroe, Texas that expires in September 2009. We also rent on a month to month basis 400 square feet of office space in Portsmouth, New Hampshire.

ITEM 3. LEGAL PROCEEDINGS

We are involved in certain legal proceedings and we are subject to certain lawsuits, claims and regulations in the ordinary course of our business. Although the ultimate effect of these matters is often difficult to predict, we believe that their resolution will not have a material adverse effect on our financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2007.

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

	Price Range of Common Stock
Quarter Ended	High	Low
Fiscal 2006
First Quarter	$1.04	$0.54
Second Quarter	$0.74	$0.44
Third Quarter	$0.57	$0.08
Fourth Quarter	$0.26	$0.06
Fiscal 2007
First Quarter ..	$0.23	$0.12
Second Quarter ..	$0.36	$0.17
Third Quarter ..	$0.29	$0.14
Fourth Quarter ..	$0.36	$0.14

As of March 14, 2008, we had 137,736,397 shares of common stock outstanding and approximately 100 stockholders of record. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

The closing price for our common stock on March 14, 2008 was $0.08. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as of June 29, 2007, as shown on the cover page of this report, it has been assumed that all of the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers and stockholders beneficially holding 10% or more of our outstanding common stock, as reflected in filings such persons are required to make with the Securities and Exchange Commission under Sections 13(d) or 13(g) of the Exchange Act. However, there may be other persons who may be deemed to be affiliates of ours.

We have never paid dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Performance Graph

The graph below compares the performance of our common stock with the performance of the S&P SC 600 and S&P SC Diversified Chemicals from February 20, 2002 (the date our common stock commenced trading) through December 31, 2007.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Tasker Products Corp.	$100.00	$12.20	$228.46	$59.35	$15.04	$4.23
S&P SC 600	$100.00	$98.41	$115.37	$90.98	$131.03	$193.82
S&P SC Diversified Chemicals	$100.00	$138.73	$170.08	$183.02	$210.62	$209.98

Recent Unregistered Sales of Securities

•
On September 28, 2007, November 29, 2007 and December 14, 2007, we issued 6% Secured Convertible Promissory Notes (the “6% Notes”) to accredited investors in the aggregate principal amount of $12,684,597. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources--Financing Activities” for further details.

•
 As of December 20, 2007, we issued 6% Secured Convertible Promissory Notes due December 2010 (the “December 6% Notes”) in an aggregate principal amount of $2,032,546 (convertible into 22,583,844 shares of our common stock at an initial conversion price of $0.09 per share) and warrants to purchase an aggregate of 2,710,061 shares of our common stock at an exercise price of $0.15 per share (the “December Warrants”). We issued these securities in connection with its solicitation of the exercise of warrants to purchase common stock at an exercise price of $0.09 per share (the “Tender Offer”). Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources--Financing Activities” for further details.

•
As of December 31, 2007, consistent with the terms of the original 6% Notes, we issued additional 6% Notes in the aggregate principal amount of $34,859 to eleven holders of such original 6% Notes in lieu of a cash interest payment (the “Interest Notes”). The Interest Notes, which are materially identical in their terms to the original 6% Notes issued in exchange for First Bridge Notes, are convertible into an aggregate of 371,612 and 71,970 shares of our common stock at conversion prices of $0.0725 and $0.11 per share respectively.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2007.

The selected consolidated financial data for the years ended December 31, 2007, 2006, 2005 and 2004 and as of December 31, 2007 and 2006 have been derived from the financial statements of Tasker Products Corp., included in this annual report, which have been audited by Rothstein, Kass & Company, P.C., an independent registered public accounting firm. The selected historical consolidated financial data as of and for the years ended December 31, 2003 have been derived from our consolidated financial statements not included in this annual report, which have been audited by Morgan and Company. As a result of the 2005 Acquisition, financial data for periods prior to the 2005 Acquisition may not be comparable with financial data for periods following the 2005 Acquisition.

The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes thereto included elsewhere in this report. Until December 31, 2005, we were a development stage company.

Statement of Operations Data (in thousands except per share data):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Revenues	$2,601	$1,486	$705	$—	$—
Impairment of goodwill and intangible assets	—	44,081	—	—	—
Write-off of raw materials	129	839	—	—	—
Litigation settlement	—	423	—	—	—
Loss from operations	(14,051)	(62,051)	(16,964)	(3,368)	(501)
Other income (expense)	(27,332)	(892)	(1,305)	(2,704)	(106)
Net loss	(41,394)	(62,943)	(18,269)	(6,072)	(607)
Net loss per common share, basic and diluted	$(0.38)	$(0.60)	$(0.25)	$(0.26)	$(0.05)
Weighted average common shares outstanding	109,890	104,081	73,549	23,597	13,003

Balance Sheet Data (in thousands):

	As of December 31,
	2007	2006	2005	2004	2003
Working capital (deficit)	$(32,222)	$(3,981)	$(603)	$14,334	$34
Total assets	23,927	21,967	68,854	16,767	548
Long-term liabilities	984	30	1,574	1,389	386
Stockholders’ equity (deficit)	$(12,697)	$16,229	$63,288	$14,244	$21
Number of shares outstanding at end of period	121,456	106,340	89,167	48,864	14,511

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the selected consolidated financial data appearing in the section“Selected Financial Data” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” and “Risk Factors” for a description of the important factors that could cause actual results to differ materially from those contained in these forward-looking statements.

Business Overview

We manufacture, distribute and market a variety of products using a process we refer to as “pHarlo technology.” These products are covered by one or more patents, or base patents, and manufactured using the pHarlo technology, which is covered by those patents. The pHarlo technology utilizes a safe solution, which we call the pHarlo concentrate, a solution whose components have been classified as “Generally Recognized as Safe” by the U.S. Food and Drug Administration, or FDA. This safe solution enables copper sulfate, a compound with bacteriostatic properties, i.e., the ability to inhibit bacteria growth, to remain active throughout a wide range of pH values, or measurements of acidity or alkalinity in a solution.

We currently market:

•	Unifresh Footbath, an aid that helps clean and disinfect the hooves of dairy cows;

•	SaniPhresh Footbath, a product used as part of a hoof maintenance program for dairy cows;

•
Tasker Blue, an antimicrobial aid to be used in the scalder process of poultry processing, which is a method of loosening feathers so that they can be picked and removed mechanically, and the post-feather picker process, which is the method used in chicken processing that receives chickens immediately after the scalder and mechanically removes feathers; and

•	Tasker Pacific Blue Seafood Wash, a product used in commercial and retail seafood processing to extend shelf life and reduce odors.

We are currently seeking to license and/or sell the Close Call(R) brand and derivative applications. For a more detailed description of our products, see “Item 1 - Business Products”

Financial Overview

Until December 31, 2005, we were a development stage company. The quarterly period ended March 31, 2006 was the first period during which we were considered an operating company.

We believe that we will have adequate working capital to fund our operations during the next twelve months based upon:

•	our projections of future revenues from our products;

•	cash and cash equivalents as of December 31, 2007;

•	cash in the amount of $135,000 received in January 2008 from the sale of our securities; and

•	available cash from a proposed $3 - $5 million credit facility, which is currently being negotiated. We can give no assurance that we will obtain the proposed $3 - $5 million credit facility.

Our ability to continue to operate and grow our business is dependent upon obtaining the proposed credit facility, exercise of outstanding warrants and/or generating revenue growth from operations. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we do not obtain the contemplated credit facility, obtain sufficient cash from the exercise of outstanding warrants and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our continued operations and meet our obligations.

Impairment of goodwill and intangible assets

In the second quarter of 2006, we tested for impairment of our intangible assets and our goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142 “Goodwill and Other Intangible Assets” respectively. Our testing was triggered by the following events and circumstances that constitute impairment indicators under the literature:

•	a preliminary expectation that revenues originally projected for the third and fourth quarters of 2006 would not be attained;

•	a decrease in expected future cash flows; and

•	a decline in the market price of our common stock

Upon completion of the impairment tests, we recorded non-cash impairment charges to intangible assets and goodwill of $12.2 million and $17.9 million, respectively.

In the fourth quarter of 2006, we tested for impairment of our intangible assets and our goodwill as part of our annual goodwill impairment review. Upon completion of the impairment tests, we recorded additional non-cash impairment charges to goodwill of $13.9 million. There was no further impairment of our intangible assets.

In the fourth quarter of 2007, we tested for impairment of our intangible assets and our goodwill as part of our annual goodwill impairment review. Our impairment tests resulted in no additional impairment of our goodwill or our intangible assets.

Note 6 to our consolidated financial statements for the year ended December 31, 2007 describes the impairment tests performed and their impact during 2007. There can be no assurance that there will not be impairment charges in subsequent periods as a result of our future periodic impairment reviews. To the extent that future impairment charges occur, they will likely have a material impact on our financial results.

Related Party Transactions

Greg Osborn

In April 2007, we entered into an employment agreement with Greg Osborn in connection with his appointment as Executive Chairman, effective March 14, 2007. See “Management—Employment Agreements—Greg Osborn” for a discussion of the terms of this employment agreement. Mr. Osborn is the Managing Partner of Indigo Ventures, LLC, an affiliate of Indigo Securities, LLC, the firm that served as the placement agent for the offerings of our First Bridge Notes, Second Bridge Notes, 6% Notes and our Tender Offer Notes. Mr. Osborn is also a registered representative of Indigo Securities. In connection with its services as placement agent in these transactions, Indigo Securities received an aggregate cash fee of $1,427,763 and seven-year warrants to purchase an aggregate of approximately 16,552,377 shares of our common stock at exercise prices between $0.0725 and $0.11 per share. Please see “Item 13 - Certain Relationships and Related Transactions, and Director Independence” for a summary of payments received by Indigo Securities as placement agent. Indigo Securities is entitled to a placement agent’s fee with respect to any securities purchased in any subsequent offering by any investors introduced to us by the placement agent, if such subsequent offering is consummated any time within the twelve month period following the final closing of the offering of the 6% Notes.

Wynn Starr

In 2004, we entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement, as amended through January 23, 2007, we have granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. As of December 31, 2007, we had paid $42,000 to Wynn Starr and had a receivable of approximately $6,700 from Wynn Starr, net of amounts owed to Wynn Starr, under this royalty arrangement. Steven B. Zavagli, a former member of our board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc. We have recently notified Wynn Starr of our rescission and termination of the Wynn Starr Agreement. The terms of the agreement are further described in “Item 13 - Certain Relationships and Related Transactions, and Director Independence.”

Severance Costs

In connection with certain employee termination actions during the third and fourth quarter of fiscal year 2007 and the first and third quarters of fiscal year 2006, we recorded severance costs of approximately $82,000 for three non executive employees and $259,000 for one executive and eleven non executive employees respectively.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Derivative Instruments

To date, we have entered into several debt and equity transactions to fund our operations. A number of these transactions involved the issuance of convertible debt and warrants. Certain of these transactions also included registration rights agreements that impose significant penalties on us if certain conditions are not met. As a result of these transactions we face a number of unique and complex accounting issues such as the ones discussed below.

We have issued and outstanding several financial instruments with embedded derivative features, consisting of convertible debt and warrants. We analyze these financial instruments in accordance with SFAS No. 133 and Emerging Issues Task Force, (EITF) Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives that must be bifurcated. In addition, free-standing warrants are accounted for as either equity or liabilities in accordance with the provisions of EITF Issue No. 00-19.

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

In April 2004 and July 2004, we entered into private placement agreements, and registration rights agreements for convertible debentures and warrants. Based on the interpretive guidance in EITF Issue No. 05-4 due to an uncapped liquidated damages provision in the registration rights agreements, we determined that the registration rights are derivative liabilities that should be bifurcated from the related financial instruments. Accordingly, the estimated fair value of the registration rights derivative of $244,000 was recorded as a liability as of October 1, 2005, the beginning of the first fiscal period after September 15, 2005, the date that EITF postponed further deliberations. As of December 31, 2006, the full amount of the derivative liability balance was reversed since the shares purchased under the April 2004 and July 2004 private placements could be sold under former Rule 144(k) of the Securities Act of 1933 and we had recorded the full and maximum amount of the actual incurred liquidated damages of approximately $442,000, associated with these registration rights agreements. Additionally, we recorded approximately $141,000 of interest and late fees related to the April 2004 and July 2004 convertible debentures. Both of these amounts are included in the other accrued liabilities.

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

In connection with our September 2005 private placement, our estimated fair value of the related registration rights derivative at its inception was immaterial and we did not record a liability. Subsequently, in connection with the January 2006 private placement, we amended our September 2005 agreement with the rights holder to waive the liquidated damages relating to our inability to have such registration statement declared effective by May 23, 2006. On April 26, 2006, we filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. We believe that as it relates to the September 2005 private placement, we have used our best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, we are not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that our best efforts were used, and we either accede to the assertion or are found to not have used our best efforts, the estimated maximum amount of liquidated damages for which we would be liable, assuming ineffectiveness from May 23, 2006 to October 31, 2006, is approximately $43,000.

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

We are required to file a series of registration statements covering the resale of the shares of common stock underlying the 6% Notes, the Warrants, the December 6% Notes and the December Warrants as well as the warrants issued to the placement agent in connection with the issuance of the First Bridge Notes, Second Bridge Notes and 6% Notes issued for cash and in connection with the Tender Offer. In the event we fail to file or cause these registration statements to become effective within specified time periods, we will be required to pay liquidated damages (except with respect to warrants issued to the placement agent) equal to 1% of the principal amount of the affected notes and the purchase price of shares of common stock issued on conversion of these notes and exercise of related warrants for each 30-day delay in the filing or effectiveness of such registration statement (or such lesser pro-rata amount for any period of less than 30 days). We have assessed the probability of incurring liquidated damages as remote and have not recorded any liability.

We have not incurred any liquidated damages liabilities related to any of our other registration rights agreements.

Goodwill and Intangible Assets

The discussions under the captions “Goodwill” and “Intangible Assets” below, describe the valuation methods we used to estimate the fair values. We have made assumptions in our valuation methods that we will achieve certain levels of revenue and funding of cash requirements, many of which are dependent upon certain factors outside of our control. If we do not meet our projections, we may be required to record additional impairment charges. To the extent that future impairment charges occur, they will likely have a material impact on our financial results. We anticipate that we will need approximately an additional $4 million to support our operations and meet our obligations over the next twelve months. We are currently reviewing alternative methods of financing, including private issuances of debt and/or equity. We have a limited history on which to base our projections and on which to determine the accuracy of our projections.

Goodwill

Impairment test June 2006

In the second quarter of 2006, we tested for impairment of our goodwill in accordance with SFAS No. 142. Our testing was triggered by a preliminary expectation that revenues originally projected for the third and fourth quarters of 2006 would not be attained, a decrease in expected future cash flows and a decline in the market price of our common stock. These events and circumstances constitute impairment indicators under the literature. Upon completion of the impairment tests, we recorded a non-cash impairment charge to goodwill of $17.9 million. At June 30, 2006, the carrying value of goodwill before the impairment charge was approximately $41.7 million and the carrying value of the reporting unit was $68.2 million. Our estimate of the fair value of the reporting unit, and after recording impairments of our intangible assets and goodwill, the carrying value, was $38.1 million, and our estimate of the closing price on June 30, 2006 was $51.5 million, which exceeded our estimate of fair value by $13.4 million. At June 30, 2006, after recording an impairment charge to the intangible assets of $12.2 million based on their estimated fair value, the carrying value of the reporting unit was $56.0 million, resulting in an impairment charge to goodwill of $17.9 million. After the impairment charge, the carrying value of the goodwill was $23.8 million.

The fair value of the reporting unit was based on the income approach using a discounted cash flow model. Cash flow projections were based on our revenue projections for our products. As a result of the circumstances outlined in the following, we reduced our revenue projections by 68% for 2006 and for 2007, 54% for 2008, 46% for 2009 and 43% for 2010. We projected revenue growth rates of 300% in 2007, as compared to the significantly reduced revenue amount base in 2006, and from reduced revenue levels, growth rates per year of 80%, 55% and 38% for 2008, 2009 and 2010, respectively, a growth rate of 7% per year in 2011 through 2015 and a terminal growth rate of 5% for all subsequent years. The major component of the reduction in the projected revenue was the indefinite delay in the implementation of the enforcement framework of EU regulations regarding the welfare of poultry birds. We removed from our projections all revenue related to our poultry pen spray product since we are not certain of the timing of the enforcement of these regulations. Additionally, in order for this product to be sold in the U.S., we need to make additional revisions to its formulation that will require time and additional resources. Consequently, we have not included any U.S. revenue in our projections. We also reduced our projections related to our Unifresh Footbath product since our distributors were unable to devote the level of sale and technical personnel to promote and educate our customers on the benefits of our products that we originally anticipated. On the other hand, the expectation of receipt of USDA approval in the third quarter of 2006 (received in August 2006) for the application of our poultry processing wash in the scalder process, resulted in the increase of projected revenues related to this product. However, we are still in the process of completing the commercial verification process for the poultry processing wash and the Tasker Pacific Blue Seafood Wash as we do not yet have a proven record of acceptance of our products by our target audience. Customers in our industry are traditionally averse to entering into long-term agreements, therefore limiting our ability to commit distributors or predict specific customer purchase volumes. If we do not commercially verify these products, we may need to record an additional impairment charge. To the extent an additional impairment charge is required, it will likely have a material impact on our financial results.

The discount rate used in the discounted cash flow analysis was 25% and was based on venture capital rates for start-up companies in similar industries.

The table below presents a sensitivity analysis of the effect on enterprise fair value for ±5% change per projected year in earnings before taxes and ±1% change in the discount rate:

Earnings Before Taxes	24% Discount Rate	25% Discount Rate	26% Discount Rate
	(in millions)
-5%	$38.7	$35.7	$33.0
As projected	$41.3	$38.1	$35.3
+5%	$43.9	$40.5	$37.4

The table below presents a sensitivity analysis of the effect on enterprise fair value (including tax amortization benefit) for ±1% change in the revenue terminal growth rate and ±1% change in the discount rate:

Terminal Growth Rate	24% Discount Rate	25% Discount Rate	26% Discount Rate
	(in millions)
4%	$40.4	$37.3	$34.6
5%	$41.3	$38.1	$35.3
6%	$42.3	$38.9	$35.9

Impairment test December 2006

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

The fair value of the reporting unit was based on a weighted average of the income approach using a discounted cash flow model and the market approach using the company’s market capitalization. Cash flow projections were based on our revenue projections for our products. We projected revenue growth rates of 114% in 2008, as compared to a relatively lower revenue base in 2007; a growth rate of 42% in 2008, declining in 7% increments to a 23% growth rate in 2011; a growth rate of 18% in 2012 gradually declining to a 10% growth rate in 2016; and a terminal value based on a enterprise value to EBITDA multiple of 7.5. The majority of the decrease in the overall revenue, both in absolute dollars and in growth percentage, was due to the reduction of our revenue projections for Unifresh Footbath product as compared to the projections used in the June 2006 cash flow projections. This decrease was partially offset by the increase in projected sales of our poultry processing wash (Tasker Blue) for which we received letters from the FSIS of the USDA indicating that it had no objection to the use of our product as an antimicrobial processing aid in poultry scalders and in the post-feather picker-rails processes in August 2006 and in December 2006, respectively. Subsequent to December 31, 2006, we submitted protocols to be used in the testing of an application for use in the On-Line Reprocessing (“OLR”) and Chiller sections. We received the FSIS’s consent to proceed with in-plant testing of these applications. Tests of our OLR application were subsequently suspended when we were informed of the USDA’s intention to reconsider this requirement of this section as an intervention point in controlling bacteria. We may resume testing of our OLR application when the USDA finalizes the requirements for this section. We recently began tests of our Chiller and Post Chill Spray application. If these tests are successful, we expect to receive a Letter of No Objections from the FSIS of the USDA.

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

The discount rate used in the discounted cash flow analysis was 24% and was based on a weighted average cost of capital (WACC). The required rates of return on equity and debt were weighted to arrive at the WACC. The table below presents a sensitivity analysis of the effect on enterprise fair value for a ±5% change per projected year in earnings before taxes and a ±1% change in the discount rate:

Earnings Before Taxes	23% Discount Rate	24% Discount Rate	25% Discount Rate
	(in millions)
-5%	$13.9	$12.6	$11.3
As projected	$14.6	$13.1	$11.8
+5%	$15.2	$13.7	$12.3

The table below presents a sensitivity analysis of the effect on enterprise fair value (including tax amortization benefit) of a ±5% change in the EBITDA multiple used in the terminal value and a ±1% change in the discount rate:

Enterprise Value to EBITDA multiple	23% Discount Rate	24% Discount Rate	25% Discount Rate
	(in millions)
7.125	$13.9	$12.6	$11.3
As projected -7.5	$14.6	$13.1	$11.8
7.875	$15.2	$13.7	$12.3

See also Note 6 to our consolidated financial statements for the year ended December 31, 2007 for a description of the impairment tests performed and their impact during 2006.

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

There is inherent uncertainty involved with this estimation of cash flows from intangible assets, and, while our estimates are consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. Further, the projections required for the valuation process normally utilize a ten-year forecast, which exceeds our normal internal planning and forecasting timeline. The particularly sensitive components of these estimates include, but are not limited to:

•	the selection of an appropriate discount rate;

•	the required return on all assets employed by the valued asset to generate future income streams;

•	our projected overall revenue growth;

•	our gross margin estimates;

•	our patent-pending technology and its useful life;

•	our planned level of operating expenses; and

•	our effective tax rate.

Impairment test June 2006

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

The discount rate used in the discounted cash flow analysis was 16%. The discount rate was based on a cost of equity analysis, which was based on industry rates of returns, by applying the Capital Asset Pricing Model (CAPM). The royalty rate was 5%, which was based primarily on the royalty rate we paid to pHarlo IP LLC prior to the acquisition of the patents, as well as economic factors.

The table below presents a sensitivity analysis of the effect on the fair value of the intangible assets of a ±5% change in revenue per projected year (including tax amortization benefit) and a ±1% change in the discount rate:

Revenue Change for Each Year	15% Discount Rate	16% Discount Rate	17% Discount Rate
	(in millions)
-5%	$8.1	$7.7	$7.3
As projected	$8.8	$8.3	$7.8
+5%	$9.4	$8.9	$8.4

The table below presents a sensitivity analysis of the effect on the fair value of the intangible assets of a ±1% change in the royalty rate and a ±1% change in the discount rate:

Royalty Rate	15% Discount Rate	16% Discount Rate	17% Discount Rate
	(in millions)
4%	$6.2	$5.9	$5.6
5%	$8.8	$8.3	$7.8
6%	$11.2	$10.6	$10.1

Impairment test December 2007

At December 31, 2007, the carrying value of our intangible assets, excluding goodwill, was approximately $7.1 million. As a result of the impairment of goodwill, we also reviewed our intangible assets, excluding goodwill, for impairment. None of these assets were deemed to be impaired as of December 31, 2007.

Inventory Valuation and Classification

Our inventory is valued at the lower of cost or market on a first in first out (FIFO) basis of accounting. We regularly review inventory balances to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions, general economic conditions, the age of our inventory and recent quality control data. Changes in the factors above or other factors could result in significant additional inventory cost reductions and write-offs. During the year ended December 31, 2007, we wrote off approximately $129,000 of raw material that was either obsolete or not usable

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” requiring the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the year ended December 31, 2007, we recorded approximately $4.5 million of stock based compensation expense, of which approximately $2.8 million was attributable to employees’, employee board members’ and officers’ stock options and warrants and the remainder, approximately $1.7 million, was attributable to stock options and warrants awarded to consultants and non-employee board members.

The valuation of employee stock options and warrants is an inherently subjective process since market values are generally not available for long-term, non-transferable employee stock options and warrants. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options and warrants, we used a Black-Scholes pricing model which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option or warrant exercise price,

•	the expected term of the option or warrant,

•	the grant date fair value of our common stock, that is issuable upon exercise of the option or warrant,

•	the expected volatility of our common stock,

•	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future), and

•	the risk free interest rate for the expected option or warrant term, and

•	the expected forfeiture rate

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. Our estimate of the expected term for options and warrants awarded in the twelve months ended December 31, 2007 was between 4 and 6 years and was derived based on the weighted average of the sum of the vesting term and the original contract term at the date of issuance. In estimating our stock price volatility, we analyzed our historic volatility for a period equal to the expected term of our stock options and warrants awarded in the twelve months ended December 31, 2007, by reference to actual stock prices during this period and calculated an estimated volatility between 129% and 141%. The stock options and warrants were valued taking into consideration forfeiture rates ranging from 6.6% to 14.5%. The estimated forfeiture rate is determined quarterly for unvested options and warrants based on the historical rates of forfeiture. Due to the variety of grant transactions, setting an estimated forfeiture rate by grant is deemed impractical. We believe that each of these estimates, including both expected term and volatility, is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

The specific valuation assumptions noted above were applied to stock options and warrants that we granted subsequent to our adoption of SFAS 123R. We expect that share-based compensation expense will continue to have a material impact on our financial results for all subsequent fiscal years.

Recent Accounting Pronouncements

In February 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company has elected not to apply the provisions of SFAS No. 155 to its consolidated financial statements.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company; both those deemed to be routine as well as those for which there may be a high degree of uncertainty. We adopted FIN 48 effective January 1, 2007 and it did not have a material effect on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. We are currently evaluating the effect, if any, the adoption of SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141R”), which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors, and other users, all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R will be effective for acquisitions with a date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R for any of our applicable acquisitions beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity; the inclusion of the amount of net income attributable to the noncontrolling interest in consolidated income on the face of the income statement; and a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 will be effective for the fiscal years beginning on or after December 15, 2008. We will apply SFAS 160 to any applicable transactions beginning January 1, 2009.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues for the year ended December 31, 2007 were approximately $2.6 million compared with approximately $1.5 million for the corresponding period in 2006. This increase was primarily due to the increase in sales volume of Tasker Blue, our poultry processing product, which we expect to continue to increase as a result of our intensified marketing efforts and the expansion of our distributor network. Also, to a lesser extent, the increase in revenue is attributable to the increase in sales volume of our Unifresh(R) Footbath product and the introduction of the SaniPhresh Footbath product.

Gross Margin

Gross margin for the year ended December 31, 2007 was $1,981,000 compared to $549,000 for the year ended December 31, 2006. Gross margin as a percent of revenues increased from 37% for the year ended December 31, 2006 to 76% for the year ended December 31, 2007. This increase is primarily due to higher margin product mix, but also due to increased poultry and footbath product sales in 2007 and the absence in 2007 of the $158,000 write-off of finished goods inventory that was recorded in 2006.

Selling, General and Administrative (“SGA”)

SGA expenses are primarily comprised of sales and marketing costs, employee compensation, professional fees, and general administrative expenses. SGA expenses decreased by approximately $398,000 from $13.8 million for the year ended December 31, 2006, to $13.4 million for the year ended December 31, 2007. We anticipate that SGA costs will decrease as a percentage of revenues in fiscal year 2008 based on current revenue projections.

Sales and marketing expenses consist primarily of sales commissions and consulting fees, promotional expenses, advertising, public relations and trade shows. Sales and marketing expenses decreased by approximately $99,000 due to a decrease in public relations printing and advertising expenses of $183,000 and a decrease in sales consulting fees of $301,000. This decrease was partially offset by an increase in sales commissions of $331,000 and an increase in trade shows and promotional expenses of $15,000 related to our increased efforts to promote our products, as well as, an increase in royalties of $39,000.

Compensation expenses consist primarily of salaries and other related costs for senior management, sales and field technicians, and finance and administrative employees of our company. Compensation expense decreased by approximately $556,000 from $ 3.2 million for the year ended December 31, 2006 to $2.7 million for the year ended December 31, 2007, primarily due to lower executive compensation in 2007.

Professional fees consist primarily of legal, accounting and investor relation fees. Professional fees increased by $47,000 primarily due to an increase in accounting and audit fees of $382,000 and investor relation expenses of $10,000, partially offset by a decrease in legal fees of $345,000.

General and administrative expenses consist primarily of rent, insurance, travel and entertainment and other expenses. General and administrative costs increased by $535,000 from $3.1 million in 2006 to $3.6 million in 2007. This increase was primarily due to $249,000 of accrued office lease exit costs, net of estimated sublease income, in connection with the lease of our former corporate office in Danbury, Connecticut, which is scheduled to expire in April 2010, and increases in consulting and outside service expenses of $516,000, shipping costs of $162,000 and travel expense of $77,000. The increase was partially offset by a decrease in general insurance cost of approximately $135,000 and $332,000 in settlement fees.

Stock based compensation expense for selling, general and administrative employees decreased by approximately $324,000 from $4.6 million for the year ended December 31, 2006 to $4.3 million for the year ended December 31, 2007. The expense associated with these awards is recorded within the same functional expense category as cash compensation for the respective employee. For the year ended December 31, 2007, stock compensation expense was allocated as follows:

(in thousands)
General and administrative	$4,389
Sales and Marketing	(88)
$4,301

Product Development

Product development expenses consist primarily of personnel costs to support product development, installation costs at potential customers, product samples and testing. Product development and research expenses decreased by approximately $365,000, from $1.8 million in 2006 to approximately $1.4 million in 2007. This decrease is primarily due to our continuing efforts to focus our development activities on a select smaller number of products that are closer to commercialization. The decrease in the number of products we were developing and testing during the year 2007 resulted in a decrease in consulting and payroll expenses of approximately $273,000, a decrease in product development and testing expenses of $147,000, a decrease in travel expenses of $74,000, a decrease in stock based compensation expense of $45,000 and a decrease in warehouse expenses of $111,000. This decrease was partially offset by an increase in product supplies and samples of $285,000. We expect that in fiscal 2008 product development expense will continue to increase in absolute dollars as we continue to have an increased number of product installations on poultry processing plants to enhance our existing product lines by testing their use in new markets, but should decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets, decreased by approximately $590,000 from approximately $1.7 million for the year ended December 31, 2006 to approximately $1.1 million for the year ended December 31, 2007. The decrease is primarily due to a decrease in intangible amortization costs of $608,000, resulting from a reduction in the value of our intangibles asset upon recording an impairment charge of approximately $12.2 million in 2006. This patent intangible has a current estimated value of approximately $7.1 million and is being amortized over 10.5 years. Depreciation increased by $18,000 due to machinery and equipment additions.

Impairment of goodwill and intangible assets

In 2007 no impairment costs were recorded for goodwill and intangible assets. See discussion under “Critical Accounting Policies and Estimates.”

Write-off of raw materials

We wrote off $129,000 of raw material during the year, compared to $839,000 in 2006. The material written off comprised of inventory that required to be reworked to conform to the current formulation version of our products.

Litigation Settlement

In 2007 we did not record any litigation settlement expenses. In 2006, we recorded litigation settlement expenses of $423,000.

Interest Expense

Interest expense increased by approximately $524,000 from $180,000 for the year ended December 31, 2006, to approximately $704,000 for the year ended December 31, 2007, primarily due to an increase of $641,000 in interest expense in connection with the First and Second Bridge Notes, the 6% Notes and the December 6% Notes, partially offset by lower interest expense of $117,000 on notes issued to certain shareholders in November 2002 and interest on the note issued to Indian River Labs (“IRL”). The notes issued to shareholders matured on November 26, 2007 and were paid in full by the issuance of 3,298,442 shares of common stock. The note issued to IRL was paid in full in July 2007. Please see “Financing Activities” below for a discussion of the IRL note.

Interest Income

Interest income decreased by approximately $134,000 from $215,000 for the year ended December 31, 2006 to approximately $81,000 for the year ended December 31, 2007, primarily due to a decrease in interest earned from the Company’s investments in marketable securities, as compared to the year ended December 31, 2006.

Finance costs related to long-term debt

Finance costs related to long-term debt increased from $0 in 2006 to $8,326,000 in 2007 due to $7,364,000 of finance costs in connection with the issuance of the 6% Notes, and $962,000 of finance costs in connection with the issuance of the December 6% Notes. These amounts represent the fair value of warrants and conversion rights in excess of the proceeds received or the fair value of stock issued in conversion of notes in excess of the carrying value of the notes.

Amortization of debt discount

In connection with our financing arrangements we issue equity instruments or include conversion terms at discount to the current market price. We are required to allocate a portion of the proceeds to these features, which result in a debt discount. The debt discount is amortized over the stated life of the loan. During the year ended December 31, 2007, the following amounts were amortized; $4,510,000 is due to the amortization of the debt discount related to the fair value of the beneficial conversion feature of the First Bridge Notes, $1,621,000 is to due to the amortization of the discount related to the fair value of the four-year warrants issued in connection with the First Bridge Notes, $716,000 is due to amortization of the debt discount related to the fair value of the derivative liabilities in connection with the Second Bridge Notes, $20,000 is due to amortization of the debt discount related to the fair value of the derivative liabilities in connection with the Tender Offer, and $975,000 is due to amortization of the debt discount related to the fair value of the derivative liabilities in connection with the 6% Notes.

Amortization of deferred financing costs

In connection with our financing arrangements we engaged a placement agent to facilitate the process. In connection with that engagement we paid a cash fee, issued equity instruments or made some combination of those payments. Such amounts are amortized over the stated life of the financing if it is a debt transaction or recorded as a cost of the offering if it is an equity transaction. The following amounts related to debt financing were amortized during the year ended December 31, 2007; $1,807,000 is due to the amortization of the fair value of the placement agent seven-year warrants issued in connection with the First Bridge Notes and issuable in connection with the Second Bridge Note and 6% Notes, and $1,047,000 is due to the amortization of the placement agent fee issued in connection with the First Bridge Notes, Second Bridge Notes and 6% Notes.

Loss on extinguishment of debt

For the year ended December 31, 2007, we recorded a non cash loss of $17.1 million on the exchange of the First and Second Bridge Notes for the 6% Notes. The loss primarily resulted from the terms of the conversion feature of the 6% Notes, as well as the value of the additional warrants issued to holders of the First and Second Bridge Notes. In recording the 6% Notes, the net carrying amount of the First and Second Bridge Notes, related derivative conversion liability and deferred financing costs were written off and new derivative liabilities for the conversion feature and warrants, as well as the principal balance of the 6% Notes and a full debt discount were recorded.

Change in value of derivative liability

Derivative liabilities result from the requirement to treat certain embedded features of our debt and equity instruments as liabilities. Such items are required to be recorded at, and subsequently adjusted at each reporting date to, fair value. Changes in fair value are recognized in our statement of operations. For the year ended December 31, 2007, we recorded a net non cash gain of $10.1 million. The gain primarily resulted from $18.2 million gain due to a decrease in fair value of the derivative liabilities related to the 6% Notes and a $92,000 gain due to a decrease in the fair value of the derivative liability related to the placement agent warrants, which was partially offset by $7.5 million loss due to the increase in the fair value of the derivative liabilities related to the conversion feature of the Second Bridge Notes prior to their conversion and a $700,000 loss due to the increase in the fair value of the derivative liabilities related to the Tender Offer.

Liquidated damages

No additional liquidated damages are required to be accrued under the registration statements for the April 2004 and July 2004 private placements since our obligation to accrue damages ceased in April 30, 2006 and July 22, 2006, respectively since the shares purchased under the April 2004 and July 2004 private placements could be sold after those dates under former Rule 144(k) of the Securities Act of 1933. No additional liquidated damages obligation exists under the January 2006 registration statement.

Other

Other income and expenses, decreased by approximately $258,000 for the year ended December 31,2007 as compared to December 31,2006 This was primarily due to a decrease in income from registration rights, a derivative accrual reversal of $235,000 and an increase in the loss on disposal of assets of $23,000.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues for the year ended December 31, 2006, were approximately $1.5 million compared with approximately $705,000 for the corresponding period in 2005. This increase was primarily due to the increase in sales of Unifresh(R) Footbath which we expect to continue to increase as a result of our intensified marketing efforts and the expansion of our distributor network. Also, to a lesser extent, the increase in revenue is attributable to the sales of our poultry processing product.

Gross Margin

During the year ended December 31, 2006, we wrote off approximately $158,000 of Close Call(R) finished goods inventory that we estimated would not be sold prior to its shelf expiration date.

Selling, General and Administrative

SGA expenses are primarily comprised of sales and marketing costs, employee compensation, professional fees, and general administrative costs. SGA costs increased by approximately $1.9 million from $11.9 million for the year ended December 31, 2005, to $13.8 million for the year ended December 31, 2006. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, promotional expenses, advertising, public relations and trade shows. Sales and marketing costs decreased by approximately $241,000 due to a decrease in promotional and advertising expenses of $211,000, a decrease in marketing expenses of $ 161,000 and a decrease in sales commissions of $71,000. This decrease was partially offset by an increase in consulting sales fees of $303,000 related to increased efforts to promote our products.

Compensation expense consists primarily of salaries and other related costs for senior management, finance and administrative employees of our company. Compensation expense decreased by approximately $832,000 from $ 4.1 million for the year ended December 31, 2005 to $3.2 million for the year ended December 31, 2006, primarily due to the termination of three executive and eleven non executive employees and the reduction in salary for three other non executive employees.

Professional fees consist primarily of legal, accounting and investor relation fees. Professional fees decreased by $2.0 million from $4.1 million in 2005 to $2.1 million in 2006 primarily due to a non-cash charge of approximately $2.5 million incurred in 2005 for stock options issued to an investor relations consultant in the year ended December 31, 2005, and a decrease in accounting fees of $155,000, partially offset by an increase of approximately $681,000 in legal fees associated with our increased litigation activity and the SEC filings for the year ended December 31, 2006.

General and administrative expenses consist primarily of rent, insurance, travel and entertainment and other expenses. General and administrative costs increased by $755,000 from $2.3 million in 2005 to $3.1 in 2006. This increase was attributable to, a settlement fee of approximately $249,000 for the termination of minimum purchase commitment obligations for Close Call(R) bottles, increase in travel and entertainment expenses of approximately $74,000, an increase in general insurance cost of approximately $105,000 and a net increase in other administrative expenses.

Stock based compensation expense for selling, general and administrative employees increased by approximately $4.4 million from $484,000 for the year ended December 31, 2005 to $4.9 million for the year ended December 31, 2006. This increase is the result of our adoption of SFAS 123R in January 2006. The expense associated with these awards is recorded within the same functional expense category as cash compensation for the respective employee. For the year ended December 31, 2006, stock compensation expense was allocated as follows:

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

Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets, increased by approximately $603,000 from approximately $1.1 million for the year ended December 31, 2005 to approximately $1.7 million for the year ended December 31, 2006, primarily due to the increased amortization period of our utility patent intangible in 2006 as the intangible assets were acquired midway through fiscal 2005. This patent intangible, after the impairment charge of approximately $12.2 million recorded in the second quarter of 2006, has a current estimated value of approximately $7.9 million and is being amortized over 10.5 years.

Impairment of goodwill and intangible assets

In 2006 we recorded a non-cash impairment charge to goodwill and intangible assets of approximately $44.1 million. See discussion under “Critical Accounting Policies and Estimates.”

Write-off of raw materials

We believe that our Close Call(R) product could be marketed more efficiently by a company either already established in the industry or with more commercial resources. Therefore, we are currently seeking to license and/or sell the Close Call(R) brand or derivative applications. In implementing this approach and in an effort to reduce warehousing expenses we adjusted the level of Close Call(R) raw materials and finished goods in the third and fourth quarter of 2006. Accordingly, we wrote off $ 839,000 of Close Call(R) empty bottles, related packaging material.

Litigation Settlement

In 2006 we recorded a litigation settlement of approximately $423,000 related to an employment claim brought against the company by a former employee.

Interest Expense

Interest expense increased by approximately $387,000 from $220,000 for the year ended December 31, 2005, to approximately $607,000 for the year ended December 31, 2006 primarily due to amortization of debt discount-warrants and beneficial conversion feature and amortization of placement agent fees.

Interest Income

Interest income increased by approximately $80,000 from $135,000 for the year ended December 31, 2005 to approximately $215,000 for the year ended December 31, 2006 primarily due to an increase in interest earned from the Company’s investments in marketable securities, as compared to the year ended December 31, 2005.

Loss on Equity Investee

In the fourth quarter of 2006 our negotiations to license the Biofilm product from the owner and inventor of the product, failed. The value assigned to our Biofilm investment was based on the commercialization potential of the Biofilm product. In absence of this license and in the absence of any revenues expected to be realized by Biofilm from other sources, we believed that our 27% interest in Biofilm is other than temporarily impaired. Consequently, we wrote off in full the balance of our investment in Biofilm of approximately $665,000 in 2006.

Liquidated damages

Liquidated damages related to the registration statements for the April 2004 and July 2004 private placements decreased by approximately $131,000 from approximately $286,000 for the year ended December 31, 2005, to approximately $155,000 for the year ended December 31, 2006. The decrease is because our obligation to accrue liquidated damages under these registration rights agreements ceased in April 30, 2006 and July 22, 2006, respectively since the shares purchased under the April 2004 and July 2004 private placements could be sold after those dates pursuant to former Rule 144(k) under the Securities Act of 1933. This decrease was offset by an increase of approximately $23,000 in liquidated damages related to the registration statement for the January 2006 private placement. No additional liquidated damages obligation exists under the January 2006 registration statement.

Other Expenses

We incurred other income, net of approximately $168,000 for the year ended December 31, 2006, as compared to $881,000 of other expense, net for the year ended December 31, 2005. In 2006 the other income, net was attributable to the reversal of the registration rights derivative liability of $235,000 recorded in the fourth fiscal quarter of 2005. The reversal was due to the fact that the shares purchased under the April 2004 and July 2004 private placements could be sold under former Rule 144(k) of the Securities Act of 1933 and we had recorded the full and maximum amount of the actual incurred liquidated damages of approximately $442,000, associated with these registration rights agreements. This reversal was offset by a loss on the disposal of assets in the amount of $67,000. The other expenses, net of approximately $881,000 for the year ended December 31, 2005, related primarily to a reserve recorded for certain notes receivable in the amount of $890,000.

Liquidity and Capital Resources

Overview

Since our inception, we have funded operations and investing activities through the sale of common stock, warrants and convertible debt under several private placements. Requirements for liquidated damages under some of these private placements may have an impact on our future liquidity. To date we have satisfied and/or received waivers for the provisions of a majority of the agreements that would have otherwise required us to pay liquidated damages. However, we have not received waivers and from time to time we have not satisfied some of the provisions of the registration rights agreements for the April 2004 and July 2004 convertible debt. Nevertheless, our obligation to accrue liquidated damages under these registration rights agreements ceased in April 30 and July 22, 2006, respectively. Through December 31, 2007, we have accrued $442,000 in liquidated damages related to these agreements. Also as of December 31, 2007 we have accrued $23,000, the full amount of liquidated damages required under the January 26, 2006 registration rights agreement.

Going Concern

We believe that we will have adequate working capital to fund our operations during the next twelve months based upon:

•	our projections of future revenues from our products;

•	cash and cash equivalents as of December 31, 2007;

•	cash in the amount of $135,000 received in January 2008 from the sale of our securities; and

•	available cash from a proposed $3- $5 million credit facility, which is currently being negotiated. We can give no assurance that we will obtain the proposed $3- $5 million credit facility.

Our ability to continue to operate and grow our business is dependent upon obtaining the proposed credit facility, exercise of outstanding warrants and/or generating revenue growth from operations. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we do not obtain the contemplated credit facility, obtain sufficient cash from the exercise of outstanding warrants and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our continued operations and meet our obligations.

 Operating Activities

Our cash and cash equivalents balance was approximately $2,671,000 and $932,000 at December 31, 2007 and December 31, 2006, respectively.

Net cash used in operating activities for the year ended December 31, 2007 was approximately $8.3 million, compared to approximately $9.7 million in 2006 and approximately $11.8 in 2005.

Our inventory level was reduced to approximately $285,000 for the year ended December 31, 2007, from approximately $300,000 for the year ended December 31, 2006, as a result of the write-off of raw materials The material written off comprised of inventory that required to be reworked to conform to the current formulation version of our products.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2007 was approximately $87,000, and approximately $123,000 and $7.7 million for the years ended December 31, 2006 and 2005, respectively.

Financing Activities

As partial consideration for the purchase of the pHarlo assets in the July 2005 acquisition, we issued a promissory note in the amount of $1,931,973 to Indian River Labs, L.L.C (“IRL”). The promissory note bears interest of 3.4% per annum and was payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007. The note was paid in full in July 2007. During 2007 we paid approximately $605,000 under the Indian River Labs promissory note.

The net cash provided by our financing activities during the year ended December 31, 2007 was approximately $10.2 million, as compared to approximately $9.7 million and $6.3 million for the years ended 2006 and 2005, respectively.

Between December 1, 2006 and May 1, 2007, we issued 10% Convertible Promissory Notes (the “First Bridge Notes”) to accredited investors in the aggregate principal amount of $6,295,091. The First Bridge Notes were convertible into an aggregate of 86,828,841 shares of common stock at a conversion price of $0.0725 per share. The First Bridge Notes had a term of six months from the date of issuance with various maturity dates starting June 1, 2007. As an inducement for the investors to purchase the First Bridge Notes, we issued to these investors four-year warrants, which entitle them to purchase an aggregate of 34,972,728 shares of common stock, which number of shares is based on 50% of the principal amount of the notes purchased by the investor and divided by the per share exercise price of $0.09. As discussed below, First Bridge Notes in the aggregate principal amount of $6,255,091, as well as the interest thereon, were exchanged for 6% Notes. As of December 31, 2007, one First Bridge Note in the aggregate principal amount of $40,000 remained outstanding. The remaining First Bridge Note has matured according to its terms, but no demand for payment has been made by its holder. We will either pay such note and related interest when demand is made or, if elected by the holder, convert the notes and accrued interest into common stock.

On June 4, 2007, we issued 10% Convertible Promissory Notes (the “Second Bridge Notes”) to one accredited investor in the aggregate principal amount of $2,000,000. The Second Bridge Notes were convertible into shares of common stock at a conversion price of the lower of $0.16 per share or 90% of the per share amount of a qualified financing or if such qualified financing had not been completed by July 4, 2007, the lower of $0.16 per share or 80% of the per share amount of a qualified financing. Based on a conversion price of $0.16 per share, the Second Bridge Notes were convertible into 12,500,000 shares of common stock. The Second Bridge Notes had a term of six months from the date of issuance. As an inducement for the investor to purchase the Second Bridge Notes, we issued to this investor four-year warrants, which entitle it to purchase an aggregate of 1,000,000 shares of common stock, a number of shares that is based on 10% of the principal amount of the notes purchased by the investor and divided by the per share exercise price of $0.20. As discussed below, Second Bridge Note in the aggregate principal amount of $2,000,000, as well as the interest thereon, was exchanged for 6% Notes. As of December 31, 2007, no Second Bridge Notes remained outstanding.

On September 28, 2007, November 29, 2007 and December 14, 2007, we issued the 6% Notes to accredited investors in the aggregate principal amount of $12,684,597. The aggregate consideration of $12,684,597 was in the form of cash ($3,950,000), exchange of the First Bridge Notes (aggregate principal amount of $6,255,091 and the accrued interest thereon of $415,617) and exchange of the Second Bridge Notes (aggregate principal amount of $2,000,000 and the accrued interest thereon of $63,889)

The net cash proceeds from the sale of the 6% Notes issued in 2007 ($3,950,000) are intended to be used for working capital and general corporate purposes.

The 6% Notes have the following basic terms:

•	Interest on the 6% Notes is payable on a quarterly basis in cash or through the issuance of additional 6% Notes.

•	The term of the 6% Notes is three years from the date of issuance, maturing on September 27, 2010.

•
The 6% Notes constitute our senior indebtedness; provided that (i) the lenders under a contemplated $3 million credit facility and (ii) holders of the December 6% Notes have a priority security interest in the collateral (described below).

•
The 6% Notes are secured by a first priority security interest in all of our assets (including after-acquired assets, all receivables, intellectual property and the stock of our subsidiaries), subject only to the prior rights of (i) the lenders under a contemplated $3 million credit facility and (ii) the holders of the December 6% Notes.

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

•
The 6% Notes received in exchange for First Bridge Notes are convertible, in whole or in part, at the holders’ option, at any time or from time to time, into shares of common stock at a conversion price of $0.0725 per share.

•
The 6% Notes received in exchange for Second Bridge Notes are convertible, in whole or in part, at the holders’ option, at any time or from time to time, into shares of common stock at a conversion price of $0.099 per share.

•	The 6% Notes contain certain other protective provisions for the benefit of holders, including:

•	restrictions on the incurrence of liens, the incurrence of debt senior to or pari passu with the 6% Notes and the future issuance of equity and convertible debt securities;

•
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

•
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

Each investor of the 6% Notes received Warrants to purchase a number of shares of common stock as follows: (i) each investor that paid for 6% Notes by delivery of First Bridge Notes received Warrants to purchase a number of shares of common stock equal to 30% of such investor’s purchase price for the 6% Notes divided by $0.15, (ii) the investor that paid for 6% Notes by delivery of Second Bridge Notes received Warrants to purchase a number of shares of common stock equal to 70% of such investor’s purchase price for the 6% Notes divided by $0.15, and (iii) each investor that paid for 6% Notes with cash received Warrants to purchase a number of shares of common stock equal to 50% of such investor’s purchase price for the 6% Notes divided by $0.15. The Warrants have a cashless exercise provision if a registration statement with respect to the warrant shares is not effective within two years after the date of issuance. The Warrants expire on September 28, 2011 and have an initial exercise price of $0.15 per share. The conversion price of the 6% Notes and the exercise price of the Warrants are subject to customary anti-dilution adjustments and also subject to proportional adjustment for stock splits, stock dividends, recapitalizations and similar events. In addition, anti-dilution protection is provided following conversion of the 6% Notes into shares of common stock.

As of December 20, 2007, we issued the December 6% Notes in an aggregate principal amount of $2,032,546 (convertible into 22,583,844 shares of our common stock at an initial conversion price of $0.09 per share) and December Warrants to purchase an aggregate of 2,710,061 shares of our common stock at an exercise price of $0.15 per share. We issued these securities in lieu of common stock in connection with our solicitation of the exercise of warrants to purchase common stock at an exercise price of $0.09 per share or our Tender Offer. The gross proceeds from the warrant exercise (approximately $2.0 million) were released from escrow on December 31, 2007. The terms of the December 6% Notes and December Warrants are materially identical to the terms of the 6% Notes and Warrants, respectively, except that the December Notes mature on December 20, 2010 and have an initial conversion price of $0.09 and the December Warrants expire on December 20, 2011.

As of December 31, 2007, consistent with the terms of the original 6% Notes, we issued additional 6% Notes in the aggregate principal amount of $34,859 to eleven holders of such original 6% Notes in lieu of a cash interest payment (the “Interest Notes”). The terms of the Interest Notes, are materially identical to the terms of the original 6% Notes issued in exchange for First Bridge Notes. The Interest Notes are convertible into an aggregate of 371,612 and 71,970 shares of our common stock at conversion prices of $0.0725 and $0.11 per share respectively.

Although generally accepted accounting principles require us to record derivative liabilities totaling $31.7 million as of December 31, 2007 with respect to the Warrants issued in connection with both the September and December 6% Notes, as well as the embedded conversion feature of the 6% Notes, such amount does not represent the cash amounts we are required to pay in the future. We do not expect to pay more than $13.0 million with respect to the principal of these 6% Notes and $2.2 million with respect to the accrued interest due over the life of the 6% Notes. The cash amount to repay principal and interest of the 6% Notes may be reduced further if the holders of the 6% Notes elect to convert their Notes, prior to their maturity, into shares of common stock.

Registration Rights Agreements

On April 26, 2006, we filed a registration statement registering the resale of securities purchased in the September 2005 and January 2006 private placements. This registration statement was declared effective by the SEC on October 31, 2006. As it relates to the September 2005 private placement, we have used our best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, we believe that we are not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that our best efforts were used, and we either accede to the assertion or are found to not have used our best efforts, the estimated maximum amount of liquidated damages for which we would be liable, assuming ineffectiveness from May 23, 2006 to October 31, 2006, is approximately $43,000.

As it relates to the January 2006 private placement, despite using our best efforts, we failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006 we were required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 133,359 shares of common stock and warrants to purchase 133,359 shares of common stock. As of December 31, 2007, we had not issued these shares and warrants.

We are required to file a series of registration statements covering the resale of the shares of common stock underlying the 6% Notes, the Warrants, the December 6% Notes and the December Warrants as well as the warrants issued to the placement agent in connection with the issuance of the First Bridge Notes, Second Bridge Notes and 6% Notes issued for cash and in connection with the Tender Offer. In the event we fail to file or cause these registration statements to become effective within specified time periods, we will be required to pay liquidated damages (except with respect to warrants issued to the placement agent) equal to 1% of the principal amount of the affected notes and the purchase price of shares of common stock issued on conversion of these notes and exercise of related warrants for each 30-day delay in the filing or effectiveness of such registration statement (or such lesser pro-rata amount for any period of less than 30 days).

The 6% Notes and Warrants have the following registration rights:

•
Upfront Registration: We are required to file a registration statement covering the resale of shares of common stock underlying the 6% Notes and the related warrants within 60 days of September 28, 2007 (the “Filing Date”) and to cause the registration statement to become effective within 120 days of September 28, 2007 (the “Effective Date”). In the event we fail to file or cause these registration statements to become effective within specified time periods, we will be required to pay liquidated damages equal to 1% of the principal amount of the affected notes and the purchase price of shares of common stock issued on conversion of these notes and exercise of related warrants for each 30-day delay in the filing or effectiveness of such registration statement (or such lesser pro-rata amount for any period of less than 30 days). An Event of Default with respect to the 6% Notes will occur if the Filing Date occurs later than 90 days following September 28, 2007 (the “Closing Date”) or if the Effective Date occurs later than 270 days following the Closing Date.

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

The December 6% Notes and December Warrants have the same registration rights as the 6% Notes and Warrants, except that the trigger dates for the registration rights are based on a December 20, 2007 issue date. The Interest Notes have the same registration rights as the 6% Notes, except that the trigger dates for the registration rights are based on December 31, 2007 issue date.

Off-Balance Sheet Arrangements

During the twelve months ended December 31, 2007, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose entities; material trading activities in non-exchange traded commodity contracts; or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations and Commitments

We had the following commitments as of December 31, 2007, which are comprised primarily of a research and development fee contract, consulting and employment contracts, a vendor agreement, notes payable, as well as numerous operating leases (In thousands):

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Research & Development (“R&D”) fees (1)	$—	$—	$—	$—	$—
Consulting agreements	91	84	7	—	—
Employment agreements (2)	713	464	249	—	—
Vendor agreements	23	23	—	—	—
Operating leases	769	352	417	—	—
Note(s) payable	996	12	964	20	—
Long-term convertible notes	12,719	—	12,719	—	—
First Bridge Notes	40	40	—	—	—
Total	$15,339	$975	$14,356	$20	$—

(1) On January 26, 2006, R&D fees payable under a Patent and Sub-License Agreement with pHarlo IP were amended so that these fees are (i) payable on a quarterly basis within 30 days after the end of each calendar quarter and (ii) are based on gross sales of the Company (or its affiliates) of products using the pHarlo technology. For fiscal year 2006, the R&D Fees were required to be at least $150,000 and could not exceed $500,000. The R&D Fees have no minimum amounts payable after 2006; however, they were capped at $2,000,000 for 2007, and are capped at $4,000,000 for 2008, $8,000,000 for 2009 and $10,000,000 for 2010 and beyond. In fiscal year 2007 we paid $84,478 and accrued $39,819 under this agreement.

(2)   In fiscal year 2007, the Company terminated several of its employment agreements and entered into new employment agreements. As of December 31, 2007 the estimated future minimum annual compensation under the employment agreements, for 2008, 2009 and 2010, is approximately $464,000, $212,000 and $37,000, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data appears on page 71and the Index to the Consolidated Financial Statements and Financial Statements appear on pages F-1 to F-36 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, including our Chairman, Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and as of the end of the period covered by this report were not effective due to the deficiencies described in our Management’s Report on Internal Control over Financial Reporting below.

We instituted and are continuing to implement corrective actions with respect to the deficiencies in our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our Company’s consolidated subsidiaries.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was not effective due to the following deficiencies:

1)
Although we have a Code of Business Conduct and Ethics Policy, there is currently no process in place that formalizes acknowledgement of the Code of Business Conduct and Ethics Policy by our employees. Management is planning to implement this control to be effective by the end of year 2008.

2)	We have not implemented a comprehensive fraud risk assessment program to help identify the potential for material misstatement due to fraud.

3)	There is no formal policy and no documented procedures in place to govern the approval or processing of invoices without a purchase order.

4)	Policies and procedures surrounding inventory adjustments resulting from disposal, obsolescence, or excess inventory are not formalized.

5)	We do not maintain an accounting policy that establishes the guidelines and procedures to ensure that the inventory will be properly controlled and costed, and to prevent losses or shortages.

6)	There is no current process in place to track the specific identity and existence of fixed assets.

7)	Our review procedures relating to the financial close process are deficient.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning each of our directors and executive officers as of March 14, 2008.

Name	Age	Position
Greg Osborn	43	Executive Chairman and Director
Lanny Dacus	67	President, Chief Executive Officer and Director
Stathis Kouninis	46	Chief Financial Officer, Treasurer and Secretary
Joseph P. Carfora	57	Director
Timothy M. Lane	60	Director
Frederick G. Ledlow	80	Director
William P. Miller	70	Director
Peter O’Gorman	69	Director

Greg Osborn has been Executive Chairman and a director of our company since March 2007. Mr. Osborn is the founder and since 1999 has been the Managing Director of Indigo Ventures LLC. Between December 2006 and December 2007, Indigo Ventures’ affiliate, Indigo Securities LLC, served as the placement agent for the offering of the 6% Notes and the December 6% Notes in the Tender Offer. Mr. Osborn is also a registered representative with Indigo Securities LLC. Mr. Osborn received a B.S. in Finance and Economics from Ramapo College of New Jersey. Mr. Osborn serves on the board of directors of Celsia Technologies and The Children of Bellevue. Mr. Osborn is a corporate advisor to Ideavillage.com.

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

Joseph P. Carfora has been a director of our company since February 2007.  He has been the senior partner at the Law Offices of Joseph P. Carfora since December 1, 2007.  Mr. Carfora was the founding partner and, between 2005 and 2007, was the senior litigation partner of the firm of Carfora Klar Gallo Vitucci Pinter & Cogan.  Previously and from 1999, Mr. Carfora was a partner with Motola Klar Dinowitz & Carfora. Mr. Carfora is a member of the American Bar Association and Association of the Bar of the City of New York. Mr. Carfora is a graduate of California Western School of Law and he holds a Juris Doctor Degree in Law and a Bachelors Degree in Business and Finance.

Timothy M. Lane has been a director of our company since June 2007. Mr. Lane has been Chief Executive Officer of Everest Advisors since June 1997. Mr. Lane was with PepsiCo between 1981 and 1996, most recently as the Chief Executive Officer of PepsiCo Restaurants International for Asia and the Middle East (KFC, Pizza Hut and Taco Bell). Mr. Lane served as chairman, president and CEO of Holiday Inn Worldwide, a hotel group and division of Bass PLC in 1996. Mr. Lane received a Bachelor of Science in accounting from the University of Dayton and an MBA from the University of Chicago.

Frederick G. Ledlow has been a director of our company since December 2006. Mr. Ledlow has been a private investor since 1995. Mr. Ledlow is the retired president of Cyanamid of Canada (a subsidiary of American Cyanamid, now American Home Products). Mr. Ledlow currently serves on the board of directors of Orangeville Inn & Suites, Inc. and has served as a board director and Audit Committee Chairman for National Registry Inc.

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

Determination of Director Independence

The board of directors has determined that each of Joseph P. Carfora, Timothy M. Lane, Frederick G. Ledlow, William P. Miller and Peter O’Gorman, who collectively constitute a majority of the board, meets the general independence standards set forth in the Nasdaq Marketplace rules. In addition, the board has made a subjective determination as to each of the foregoing individuals that no relationships exist that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Committees of the Board of Directors

The board of directors currently has an Audit Committee, a Compensation Committee and a Corporate Governance Committee.

William P. Miller, Timothy M. Lane and Peter O’Gorman are the members of the Audit Committee. Mr. Miller is the Chairman of the Audit Committee. The board of directors has determined that each member of the Audit Committee meets the Nasdaq Marketplace definition of “independent” for audit committee purposes. The board of directors has also determined that Mr. Miller meets the SEC definition of an “audit committee financial expert.” The Audit Committee’s purpose is to represent and provide assistance to our board in fulfilling its oversight responsibility to the stockholders, potential stockholders, the investment community and others of our accounting and financial reporting processes and the audits of our financial statements. In discharging its oversight role, the Audit Committee is empowered to investigate any matter brought to its attention with full access to all books, records, facilities and personnel of the company. The Audit Committee has the authority to engage independent legal, accounting and other advisers, as it determines necessary to carry out its duties. The Audit Committee has sole authority to approve related fees and retention terms of such advisers. Among the primary activities of the Audit Committee are the appointment, compensation, retention and oversight of our independent registered public accounting firm.

The Compensation Committee consists of Peter O’Gorman, Frederick G. Ledlow and William P. Miller. Mr. O’Gorman is the Chairman of the Compensation Committee. The board of directors has determined that each member of the Compensation Committee meets the Nasdaq Marketplace definition of “independent” for compensation committee purposes. The Compensation Committee has a written charter. The Compensation Committee is primarily responsible for approving the compensation for our chief executive officer and, in consultation with our chief executive officer, approving the compensation of other executive officers and administering our 2006 Stock Plan. However, see “—Compensation Discussion and Analysis” as to the recent determination of compensation packages.

The Corporate Governance Committee, which was formed in September 2007, consists of Frederick G. Ledlow, Joseph P. Carfora and Timothy M. Lane. Mr. Ledlow is the Chairman of the Corporate Governance Committee. The board of directors has determined that each member of the Corporate Governance Committee meets the Nasdaq Marketplace definition of “independent” for compensation committee purposes. The Corporate Governance Committee has a written charter. The Corporate Governance Committee is primarily responsible for developing and recommending to the board corporate governance principles, advising the board with respect to the structure and composition of committees of the board, recommending the compensation of the members of the board and addressing certain conflicts of interest.

Each committee has the power to engage independent legal, financial or other advisors, as it may deem necessary, without consulting or obtaining the approval of the board of directors or any officer of our company.

Meetings of the Board of Directors and Committees

During 2007, there were six meetings of the board of directors and four meetings of the Audit Committee. The Compensation and Corporate Governance Committees did not have any meetings during 2007.Each director, who was a director of our company at the time of the board meeting, attended all of the meetings of the board of directors. Each director attended all of the meetings of each Committee of which he was then a member.

Director Nomination Process

We do not have a nominating committee as the board has determined, given its relatively small size, that the function of a nominating committee could be performed by the board as a whole without unduly burdening the duties and responsibilities of the board members. The board does not currently have a charter or written policy with regard to the nominating process.

At this time, we do not have a formal policy with regard to the consideration of any director nominees recommended by our stockholders because historically we have not received nominations from our stockholders and the costs of establishing and maintaining procedures for the consideration of stockholder nominations would be unduly burdensome. However, any recommendations received from stockholders will be evaluated in the same manner that potential nominees recommended by board members, management or other parties are evaluated. Any stockholder nominations proposed for consideration should include the nominee’s name and qualifications for board membership and should be addressed to: Stathis Kouninis, Chief Financial Officer, Tasker Products Corp., 21-00 Route 208, Fairlawn, New Jersey 07410. We do not intend to treat stockholder recommendations in any manner different from other recommendations.

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

Code of Ethics

Effective September 2007, the board of directors adopted a Code of Business Conduct and Ethics and Compliance Program that applies to, among other persons, our President and Chief Executive Officer (being our principal executive officer), our Chief Financial Officer (being our principal financial and accounting officer), as well as persons performing similar functions. We have made the Code of Ethics available on our website at www.taskerproducts.com under the heading “Investor Relations.”

Stockholder Communication with Board Members

We maintain board member contact information for stockholders, both telephone and email, on our website (www.taskerproducts.com) under the headings “Contact Us” and “Investor Relations,” respectively. By following the Contact Us link, a stockholder will be given access to our telephone number and mailing address and by following the Investor Relations link, a stockholder is provided our email address. Communications sent to us and specifically marked as a communication for the board will be forwarded to the board or specific members of the board as directed in the stockholder communication. In addition, communications received via telephone for the board are forwarded to the board by an officer of our company.

Board Member Attendance at Annual Meetings

The board of directors does not have a formal policy regarding attendance of directors at our annual stockholder meetings, although all board members are encouraged to attend.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the Securities and Exchange Commission, and to deliver copies of such reports with us. Based solely upon a review of the copies of such reports delivered to us, we believe that during 2007 such reporting persons complied with the filing requirements of said Section 16(a) except that Lanny Dacus did not file on a timely basis two Forms 4 reflecting three transactions each, three Forms 4 reflecting two transactions each and one Form 4 reflecting one transaction; Stathis Kouninis did not file on a timely basis one Form 4 reflecting one transaction, Joseph Carfora did not file on a timely basis one Form 3, one Form 4 reflecting three transactions, one Form 4 reflecting two transactions and one Form 4 reflecting one transaction; Frederick Ledlow did not file on a timely basis two Forms 4 reflecting three transactions each and one Form 4 reflecting two transactions; Peter O’Gorman did not file on a timely basis one Form 3, two Forms 4 reflecting three transactions each, one Form 4 reflecting two transactions and one Form 4 reflecting one transaction; Timothy Lane did not file on a timely basis one Form 3, one Form 4 reflecting three transactions and one Form 4 reflecting one transaction; Greg Osborn did not file one Form 3, one Form 4 reflecting three transactions and two Forms 4 reflecting one transaction each; and Leonid Frenkel did not file one Form 3 and two Forms 4 reflecting one transaction each.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (the “CD&A”) is provided to generally explain the compensation awarded, earned by or paid during 2007 to our named executive officers including our Executive Chairman, Greg Osborn, Chief Executive Officer, Lanny Dacus, and Chief Financial Officer, Stathis Kouninis. In addition, the CD&A is intended to supplement the information provided in the following tables and the narrative information that accompanies them. The CD&A outlines the primary objectives and overall structure of our executive compensation program and describes the process used to establish named executive officer compensation each year. The CD&A also defines and describes the primary components of the named executive officers’ 2007 compensation.

The numerous changes in management during the past 18 months resulted in our board of directors negotiating individual compensation packages with each named executive officer. Accordingly, the Compensation Committee has not established a uniform compensation policy for the named executive officers.

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

Salary — We provide salary to our named executive officers according to the employment agreement negotiated with each one of them. In the case of Mr. Osborn and Mr. Dacus who each has a lot of responsibility for the performance and growth of our company, salary is modest, representing a small fraction of their total annual compensation.

Bonus — We do not have a formal bonus plan. Annual bonuses, if any, for our named executive officers are granted at the discretion of the board. In 2007, Mr. Kouninis received a bonus of $15,000 in connection with the completion of a certain round of financing as specified in his employment agreement.

Equity-based compensation — A substantial portion of the compensation of our named executive officers is in the form of options and warrants, which are exercisable at specified prices into a specified number of shares of our common stock. This is intended to incentivize performance that will increase our value to our shareholders. A large portion of the 10,125,000 warrants that Mr. Osborn and 18,000,000 warrants that Mr. Dacus received under their respective employment agreements vest based on their respective ability to bring in new customers, as described more fully in Notes 3 and 5, respectively, to the Grants of Plan Based Awards Table. The number of warrants or options awarded to the named executive officers is determined on a case by case basis at the date of hire of the named executive officer. Any additional option or warrant awards are granted by the Compensation Committee and are based on the performance of the named executive officer. The exercise price of the award is based on the closing price of our common stock on the trading day before the day the board of directors authorized the stock option or warrant grant.

Prior to June 1, 2006, we awarded stock options as part of our equity compensation. Post June 1, 2006, we awarded warrants as part of our equity compensation to our named executive officers.

In December 2006, we cancelled options previously granted to Stathis Kouninis, one of our named executive officers and issued new options for a like number of shares at a reduced exercise price (we refer to these options as “repriced” options). Specifically, on December 26, 2006, 450,000 options awarded to Mr. Kouninis, our Chief Financial Officer, on February 8, 2006 were repriced from $1.00 per share to $0.14 per share and we awarded to Mr. Kouninis 550,000 warrants at an exercise price of $0.14 per share in order to retain his services. The exercise price for the repriced options and the award of the warrants was based on the closing price of our common stock on December 22, 2006, the trading day before December 26, 2006, the day that the board of directors approved the reprice and the warrant grant. Specifically, on February 5, 2007 and September 18, 2007 we awarded to Mr. Kouninis, as additional compensation, 500,000 warrants at an exercise price of $0.14 per share and 250,000 warrants at an exercise price of $0.18 per share, respectively.

Benefits — We do not have special benefits for our named executive officers. They participate in health, life, and disability benefit programs that are generally available to all of our employees.

Perquisites and fringe benefits — The named executive officers are entitled to drive a company-leased car and we reimburse the expenses of operating the car.

There is no stock ownership policy for our executive officers.

For purposes of the Summary Compensation Table, there were no named executive officers other than Messrs. Osborn, Dacus and Kouninis.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Compensation Committee of the Board of Directors
Peter O’Gorman, Chairman
Frederick G. Ledlow
William P. Miller

Summary Compensation Table

The following table summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2007 and 2006.

Name and Principal Position	Year	Salary		Bonus	Stock option/warrant awards (1)		All Other Compensation		Total Compensation
Greg Osborn (2) Executive Chairman	2007		$54,900	—		$806,088		—		$860,988
Lanny Dacus (3) President and Chief Executive Officer	2007 2006	$ $	60,000 3,423	— —	$ $	1,646,023 21,894	$ $	2,295 561	$ $	1,708,318 25,878
Stathis Kouninis (4) Chief Financial Officer, Treasurer & Secretary	2007 2006	$ $	193,272 145,962	$15,000 —	$ $	240,873 202,044		$3,204 —	$ $	452,349 348,006
________

(1)
The amounts shown in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 (in accordance with FAS 123(R)). See Note 9 to the audited consolidated financial statements included elsewhere in this annual report on Form 10-K, for a discussion of the assumptions used to value the options and warrants. These amounts do not reflect the actual value that will be realized by the named executive officers.

(2)	Mr. Osborn was appointed Executive Chairman of our company on March 14, 2007.

(3)	Mr. Dacus was appointed President and Chief Executive Officer of our company on December 12, 2006 and December 14, 2006, respectively.

(4)	Mr. Kouninis was appointed Chief Financial Officer of our company on February 13, 2006.

Grants of Plan Based Awards

The following table sets forth information concerning individual grants of stock options and warrants made during 2007 and 2006to the named executive officers in the Summary Compensation Table.

		Estimated Future Payout under Equity Incentive Plan Awards		All Other Option/ Warrant Awards	Exercise Price of Option/ Warrant Awards	Closing Price at Date of Grant (1)	Grant Date Fair Value of Option/Warrant Awards (2)
		(# of securities underlying options/warrants)			($ per share)	($ per share)
Name	Grant Date	Target	Maximum
Greg Osborn	03/14/07	7,500,000(3)	7,500,000(3)		0.19	0.19	$1,250,250
	03/14/07			2,625,000(4)	0.19	0.19	$453,338

Lanny Dacus	12/01/06	6,000,000(5)	6,000,000(5)		0.12	0.17	$985,200
	12/01/06	5,569,444(5)	5,569,444(5)		0.18	0.17	$900,022
	12/01/06			1,652,778(6)	0.12	0.17	$271,386
	12/01/06			4,777,778(6)	0.11	0.17	$786,900
Stathis Kouninis	02/08/06			450,000	1.00	0.92	$348,075
	12/26/06			450,000	0.14	0.18	$11,115(7)
	12/26/06			550,000	0.14	0.18	$89,705
	02/05/07			500,000	0.14	0.13	$57,550
	09/18/07			250,000	0.14	0.18	$38,250

__________

(1)	The exercise price of the award is based on the closing price of our common stock on the trading day before the day the board of directors authorized the stock option or warrant grant.

(2)	These values are calculated based on the FAS 123(R) aggregate fair value at the grant date. These amounts do not reflect the actual value that will be realized by the named executive officers.

(3)
Mr. Osborn was granted warrants exercisable for 7,500,000 shares of our common stock as of March 14, 2007. Warrants exercisable for 1,250,000 shares, at an exercise price of $0.19 per share, vested on June 30, 2007. Warrants exercisable for 1,250,000 shares each, at an exercise price of $0.19 per share, vested on September 30, 2007 and December 30, 2007 as a result of the fulfillment of performance conditions under the employment agreement. These conditions stated that warrants exercisable for 2,500,000 shares would vest, if at all, in two equal installments of 1,250,000 each, at an exercise price of $0.19 per share in the third and fourth calendar quarters of 2007, provided that, (A) in such second calendar quarter Mr. Osborn has brought one poultry or seafood plant as a customer to us and (B) for each of the third and fourth calendar quarters Mr. Osborn has brought two poultry and/or seafood plants as customers to us (it being understood that in the event that Mr. Osborn has brought at least five poultry and/or seafood plants as customers to us during calendar year 2007, all 2,500,000 of the warrants would vest on the date on which Mr. Osborn brings the fifth poultry and/or seafood plant customer to us. The remaining warrants will vest and become exercisable, if at all, based on the following conditions: (i) warrants exercisable for 2,500,000 shares will vest, at an exercise price of $0.19 per share, in the first and second calendar quarters of 2008, provided Mr. Osborn has brought two poultry and/or seafood plants as customers to us during each such calendar quarter (it being understood that in the event that Mr. Osborn has brought at least nine poultry and/or seafood plants as customers to us prior to July 1, 2008, a total of 5,000,000 warrants in aggregate will vest (to the extent not previously vested) on the date on which Mr. Osborn brings the ninth poultry and/or seafood plant customer to us) and (ii) warrants exercisable for 1,250,000 shares will vest, at an exercise price of $0.19 per share, on September 30, 2008 provided Mr. Osborn has brought two poultry and/or seafood plants as customers to us during the third calendar quarter in 2008 (it being understood that in the event that Mr. Osborn has brought at least eleven poultry and/or seafood plants as customers to us prior to October 1, 2008, all 6,250,000 warrants subject to performance-based vesting will vest (to the extent not previously vested) on the date on which Mr. Osborn brings the eleventh poultry and/or seafood plant customer to us). Notwithstanding the foregoing, all of these warrants will vest no later than the date Mr. Osborn has brought his eleventh poultry and/or seafood plant as a customer to us. Vesting of these warrants will cease if Mr. Osborn’s employment is terminated, unless termination is by us other than for Cause (as described in Note 1 to the table in “Employment Agreements — Greg Osborn”), by Mr. Osborn for Good Reason, or caused by Mr. Osborn’s death or disability. All of the then unvested warrants will become vested and exercisable upon the occurrence of a Change in Control of our company. The warrants generally have a 10-year term and terminate immediately upon a termination of employment, except that if Mr. Osborn’s employment is terminated by us other than for Cause, by Mr. Osborn for Good Reason, or caused by Mr. Osborn’s death or disability, vested warrants are exercisable for five years from Mr. Osborn’s termination (but in no case after the end of the initial 10-year term). “Good Reason”, as defined in Mr. Osborn’s employment agreement, means (a) failure to remain as Executive Chairman; (b) a material diminution in the nature or scope of responsibilities, duties or authority or a request by us to engage in unlawful behavior; (c) a Change in Control; (d) failure to pay compensation and benefits; or (e) required relocation over 50 miles. “Change in Control”, as defined in Mr. Osborn’s employment agreement, means (a) shareholder approval (or the occurrence) of a merger that results in our shareholders holding less than a majority of the post-merger entity, (b) acquisition by a third party of 35% or more of our voting securities, (c) sale of all or substantially all of our assets, or (d) our dissolution or liquidation.

(4)
Mr. Osborn was granted warrants exercisable for 2,625,000 shares of our common stock, at an exercise price of $0.19 per share as of March 14, 2007. 328,125 of these warrants vested on June 14, 2007. Subject to Mr. Osborn’s employment by us on the vesting date, the remaining 2,296,875 warrants will vest in 7 equal quarterly installments of 328,125 each, ending on March 14, 2009. However, in the event Mr. Osborn’s employment is terminated by us other than for Cause, by Mr. Osborn for Good Reason, or caused by Mr. Osborn’s death or disability, the unvested warrants that would have otherwise vested in the succeeding two calendar quarters will become vested and exercisable upon termination. The warrants generally have a 10-year term and terminate immediately upon a termination of employment, except that if Mr. Osborn’s employment is terminated by us other than for Cause, by Mr. Osborn for Good Reason, or caused by Mr. Osborn’s death or disability, vested warrants are exercisable for 5 years from Mr. Osborn’s termination (but in no case after the end of the initial 10-year term).

(5)
Mr. Dacus was granted warrants exercisable for 13,222,222 shares of our common stock as of December 1, 2006. Warrants exercisable for 1,652,778 shares, at an exercise price of $0.12 per share, vested on March 31, 2007. Warrants exercisable for 2,000,000 shares each, at an exercise price of $0.12 per share, vested on June 30, 2007, September 20, 2007 and December 31, 2007 as a result of the fulfillment of performance conditions under the employment agreement. These conditions stated that warrants exercisable for 6,000,000 shares would vest, if at all, in three equal installments of 2,000,000 each, at an exercise price of $0.12 per share in the second, third and fourth calendar quarters of 2007, provided that, (A) in such second calendar quarter Mr. Dacus has brought one poultry or seafood plant as a customer to us and (B) for each of the third and fourth calendar quarters Mr. Dacus has brought two poultry and/or seafood plants as customers to us (it being understood that in the event that Mr. Dacus has brought at least five poultry and/or seafood plants as customers to us during calendar year 2007, all 6,000,000 of the warrants would vest on the date on which Mr. Dacus brings the fifth poultry and/or seafood plant customer to us. The remaining warrants will vest and become exercisable, if at all, based on the following performance conditions: (i) warrants exercisable for 4,000,000 shares will vest, at an exercise price of $0.18 per share, in the first and second calendar quarters of 2008, provided Mr. Dacus has brought two poultry and/or seafood plants as customers to us during each such calendar quarter (it being understood that in the event that Mr. Dacus has brought at least nine poultry and/or seafood plants as customers to us prior to July 1, 2008, a total of 10,000,000 warrants in aggregate will vest (to the extent not previously vested) on the date on which Mr. Dacus brings the ninth poultry and/or seafood plant customer to us) and (ii) warrants exercisable for 1,569,444 shares will vest, at an exercise price of $0.18 per share, on September 30, 2008 provided Mr. Dacus has brought two poultry and/or seafood plants as customers to us during the third calendar quarter in 2008 (it being understood that in the event that Mr. Dacus has brought at least eleven poultry and/or seafood plants as customers to us prior to October 1, 2008, all 11,569,444 warrants subject to performance-based vesting will vest (to the extent not previously vested) on the date on which Mr. Dacus brings the eleventh poultry and/or seafood plant customer to us). Notwithstanding the foregoing, all of these warrants will vest no later than the date Mr. Dacus has brought his eleventh poultry and/or seafood plant as a customer to us. Vesting of these warrants will cease if Mr. Dacus’ employment is terminated, unless termination is by us other than for Cause (as described in Note 1 to the table in “Employment Agreements — Lanny R. Dacus”), by Mr. Dacus for Good Reason, or caused by Mr. Dacus death or disability. All of the then unvested warrants will become vested and exercisable upon the occurrence of a Change in Control of our company. The warrants generally have a 10-year term and terminate immediately upon a termination of employment, except that if Mr. Dacus employment is terminated by us other than for Cause, by Mr. Dacus for Good Reason, or caused by Mr. Dacus’ death or disability, vested warrants are exercisable for five years from Mr. Dacus’ termination (but in no case after the end of the initial 10-year term). Good Reason and Change in Control are defined substantially as in Note 3 above.

(6)
Mr. Dacus was granted warrants exercisable for 4,777,778 shares of our common stock, at an exercise price of $0.11 per share as of December 1, 2006. 597,224 of these warrants vested on March 1, 2007. Subject to Mr. Dacus’ employment by us on the vesting date, the remaining 4,180,554 warrants will vest in 7 equal quarterly installments of 597,222 each, ending on December 1, 2008. However, in the event Mr. Dacus’ employment is terminated by us other than for Cause, by Mr. Dacus for Good Reason, or caused by Mr. Dacus’ death or disability, the unvested warrants that would have otherwise vested in the succeeding two calendar quarters will become vested and exercisable upon termination. The warrants generally have a 10-year term and terminate immediately upon a termination of employment, except that if Mr. Dacus employment is terminated by us other than for Cause, by Mr. Dacus for Good Reason, or caused by Mr. Dacus’ death or disability, vested warrants are exercisable for 5 years from Mr. Dacus’ termination (but in no case after the end of the initial 10-year term).

(7)
Represents the incremental value for the reduction in the exercise price of 450,000 options from $1.00 per share to $0.14 per share, effective December 26, 2006, as recognized under FAS 123(R). 25% of these options vested at the date of the original grant and the remaining 75% vest equally on a monthly basis over twenty-four months. See discussion under “Employment Agreements — Stathis Kouninis.”

Outstanding Equity Awards at 2007 Fiscal Year End

The following table sets forth information at December 31, 2007 concerning stock options and warrants held by the named executive officers in the Summary Compensation Table. No options or warrants held by such individuals were exercised during 2007.

Name	Exercisable (1)	Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Greg Osborn	3,750,000	3,750,000	0.19	03/13/2017
	984,375	1,640,625	0.19	03/13/2017

Lanny Dacus	2,388,889	2,388,889	0.11	11/30/2016
	7,652,778	—	0.12	11/30/2016
	—	5,569,444	0.18	11/30/2016

Stathis Kouninis	421,875	28,125	0.14(3)	02/07/2016
	343,750	206,250	0.14	12/25/2016
	281,250	218,750	0.14	02/04/2017
	85,937	164,063	0.18	09/17/2017
________

(1)	All options and warrants are exercisable for shares of common stock.

(2)	Represents the reprice of 450,000 options from $1.00 per share to $0.14 per share as of December 26, 2006.

Employment Agreements

Greg Osborn

In March 2007, we entered into an employment agreement with Greg Osborn in connection with his appointment as Executive Chairman. The agreement provides for, among other things, a term of up to 21 months, an annual salary of $60,000, an annual bonus at the discretion of the board, the grant of initial warrants for the purchase of 2,625,000 shares of common stock exercisable on a quarterly basis over the term of the agreement at an exercise price of $0.19 per share, the grant of additional warrants exercisable for 7,500,000 shares of common stock at an exercise price of $0.19 per share with vesting contingent upon achievement of contractually specified performance goals, severance payments and a cash payment of $20,000 per month for a period of nine months commencing when we reach profitability. Mr. Osborn is the Managing Partner of an affiliate of the firm that served from December 2006 to December 2007 as placement agent for the offering of the First Bridge Notes, the Second Bridge Notes, the 6% Notes and the December 6% Notes in the Tender Offer.

Executive Benefits and Payments	Voluntary Resignation or Termination for Cause (1)	Termination by Us without Cause or Termination by Employee for Good Reason (2)	Death or Disability (3)	Change in Control (without Termination)(4)	Change in Control (with Termination) (5)
Compensation:
Base salary	$—	$72,500	$72,500	$—	$72,500
Benefits & Perquisites:
Health & Welfare Benefits	$—	$27,224	$—	$—	$27,224
Company Vehicle	$—	$—	$—	$—	$—
Accelerated Vesting of Option/ Warrant Awards	$—	$568,125(6)	$568,125(6)	$970,313	$970,313

(1)	”Cause” is as defined in footnote 1 to the Executive Benefits and Payments table for Lanny R. Dacus below.

(2)
Upon termination by us other than for Cause or termination by Mr. Osborn for Good Reason (as described in Note 3 to the Grants of Plan Based Awards table), Mr. Osborn is entitled (i) continued payment of base salary for a period of 24 months less one month for each month after March 14, 2007 (but in no case for less than 12 months) (the “Severance period”); (ii) any bonus to which he would have been entitled during the severance period; and (iii) continued health insurance coverage during the severance period at a level equivalent to that provided to Mr. Osborn by us immediately prior to the termination date. These payments and benefits are conditioned upon Mr. Osborn signing a mutually acceptable release of claims.

(3)
Death or Disability - In the event Mr. Osborn’s employment is terminated by death, his beneficiary will receive, in addition to Accrued Obligations, continued payment of base salary through the severance period, and any bonus owed to Mr. Osborn. In the event Mr. Osborn’s employment is terminated by disability (any illness, injury, accident or condition of either a physical or psychological nature the renders him unable to perform substantially all of his duties and responsibilities, for 120 consecutive days during any calendar year), Mr. Osborn will be entitled to the Accrued Obligations.

(4)
In the event of a Change in Control (as defined in Note 3 to the Grants of Plan Based Awards Table), 100% of the then unvested portion of the warrants described in Note 4 to the Grants of Plan Based Awards Table become vested and exercisable.

(5)
In the event of a Change in Control (as defined in Note 3 to the Grants of Plan Based Awards Table), Mr. Osborn may terminate his employment and receive the same benefits as if he had terminated for Good Reason except that 100% of the then unvested portion of the warrants described in Note 4 to the Grants of Plan Based Awards Table become vested and exercisable.

(6)	This amount assumes that Mr. Osborn meets all performance-related goals for the first and second quarters of 2008 as set forth in Note 3 to the Grants of Plan Based Awards table above.

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

The following table shows the potential payments upon termination or Change of Control of our company as of December 31, 2007 for Lanny Dacus, President and Chief Executive Officer.

Executive Benefits and Payments	Voluntary Resignation or Termination for Cause (1)	Termination by Us without Cause or Termination by Employee for Good Reason (2)	Death or Disability (3)	Change in Control (without Termination)(4)	Change in Control (with Termination) (5)
Compensation:
Base salary	$—	$60,000	$60,000	$—	$60,000
Benefits & Perquisites:
Health & Welfare Benefits	$—	$15,302	$—	$—	$15,302
Company Vehicle	$—	$—	$—	$—	$—
Accelerated Vesting of Warrant Awards	$—	$939,478(6)	$939,478(6)	$1,436,978	$1,436,978
__________

(1)
”Cause” for termination, as defined in Mr. Dacus’ employment agreement, includes: (i) Mr. Dacus’ conviction of a felony or conviction of any other crime involving moral turpitude (which specifically excludes all traffic violations); (ii) Mr. Dacus’ theft, embezzlement, misappropriation of or intentional and malicious infliction of material damage to our business or property; (iii) Mr. Dacus’ gross dereliction of duties or gross negligence if not cured by Mr. Dacus within 20 business days following notice from us; or (iv) Mr. Dacus’ breach of any material term under his employment agreement not cured by Mr. Dacus within 20 business days following notice from us. Upon termination for Cause or in the event of his voluntary resignation other than for Good Reason, Mr. Dacus is entitled only to (i) his base salary earned but not paid through the date of termination, (ii) any vacation time earned but not used through the date of termination, and (iii) any business expenses incurred but unreimbursed on the date of termination (collectively, the “Accrued Obligations”).

(2)
Upon termination by us other than for Cause or termination by Mr. Dacus for Good Reason (as described in Note 5 to the Grants of Plan Based Awards table), Mr. Dacus is entitled to (i) continued payment of base salary for a period of 24 months less one month for each month after December 12, 2006 (but in no case for less than 12 months) (the “severance period”); (ii) any bonus to which he would have been entitled during the severance period; and (iii) continued health insurance coverage during the severance period at a level equivalent to that provided to Mr. Dacus by us immediately prior to the termination date. These payments and benefits are conditioned upon Mr. Dacus signing a mutually acceptable release of claims.

(3)
Death or Disability — In the event Mr. Dacus’ employment is terminated by death, his beneficiary will receive, in addition to Accrued Obligations, continued payment of base salary through the severance period, and any bonus owed to Mr. Dacus. In the event Mr. Dacus’ employment is terminated by disability (any illness, injury, accident or condition of either a physical or psychological nature the renders him unable to perform substantially all of his duties and responsibilities, for 120 consecutive days during any calendar year), Mr. Dacus will be entitled to the Accrued Obligations.

(4)
In the event of a Change in Control (as defined in Note 3 to the Grants of Plan Based Awards Table), 100% of the then unvested portion of the warrants described in Note 5 to the Grants of Plan Based Awards Table become vested and exercisable.

(5)
In the event of a Change in Control (as defined in Note 3 to the Grants of Plan Based Awards Table), Mr. Dacus may terminate his employment and receive the same benefits as if he had terminated for Good Reason, except that 100% of the then unvested portion of the warrants described in Note 5 to the Grants of Plan Based Awards Table become vested and exercisable.

(6)	This amount assumes that Mr. Dacus meets all performance-related goals for the first and second quarter of 2008 as set forth in Note 5 to the Grants of Plan Based Awards table above.

Stathis Kouninis

On February 8, 2006, we appointed Stathis Kouninis as Chief Financial Officer. On May 10, 2007, we entered into an amended and restated employment agreement, effective April 2, 2007, with Stathis Kouninis, which provides for: (i) a base salary of $185,000 per year; (ii) an annual bonus payment at the discretion of our Chief Executive Officer; (iii) a bonus in the amount of $15,000 if we consummate a financing in the amount of at least $3,000,000; and (iv) eligibility to participate in our existing benefit plans. We will provide Mr. Kouninis with an automobile during the term of his employment agreement and will reimburse Mr. Kouninis for all reasonable automobile expenses. Upon termination for Cause, as defined in Note 1 to the Executive Benefits and Payments table for Lanny R. Dacus above, or in the event of his voluntary resignation other than for Good Reason, as defined below, Mr. Kouninis is entitled only to the Accrued Obligations, as defined in Note 1 to the Executive Benefits and Payments table for Lanny R. Dacus above, and any earned but unpaid bonus (the “Final Compensation”).  If Mr. Kouninis’ employment is terminated by us for any reason other than Cause, or if he should resign for Good Reason, as defined below, or in the event of the death or disability of Mr. Kouninis during the term of his employment agreement, Mr. Kouninis will, in addition to receiving the Final Compensation, be entitled to a lump sum payment equal to six months of his base salary at the rate in effect on the date of termination of his employment, provided he executes a mutually agreeable release of claims against us. In the event Mr. Kouninis’ employment is terminated by us for any reason other than Cause or if he should resign for Good Reason, we will also pay the cost of Mr. Kouninis’ group family health insurance coverage for a period of six months. The employment agreement further provides that all stock options and warrants previously granted to Mr. Kouninis will fully vest upon a Change in Control, as defined in Note 3 to the Grants of Plan Based Awards Table, or if Mr. Kouninis’ employment is terminated by us for any reason other than Cause or if he should resign for Good Reason. The term of the employment agreement is for two years with automatic renewals for successive one year periods, as defined in Mr. Kouninis’ employment agreement, means (a) failure to remain as Chief Financial Officer; (b) a material diminution in the nature or scope of responsibilities, duties or authority or a request by us to engage in unlawful behavior; (c) material failure to pay compensation and benefits; (d) required relocation over 50 miles; (e) material diminution in authority, duties or responsibilities of the person to whom Mr. Kouninis is required to report; (f) any other material breach of the employment agreement; and (g) notification by us that we do not intend to extend the employment agreement past its original 2 year term, as thereafter automatically extended from year-to-year.

The following table shows the potential payments upon termination or Change in Control of our company as of December 31, 2007 for Stathis Kouninis, Chief Financial Officer:

Executive Benefits and Payments	Voluntary Resignation or Termination for Cause	Termination by Us without Cause or Termination by Employee for Good Reason	Death or Disability		Change in Control (without Termination)	Upon Change in Control (with Good Reason Termination)
Compensation:
Base salary	$—	$92,500		$92,500	$—	$92,500
Benefits & Perquisites:
Health & Welfare Benefits	$—	$10,679	$	—(1)	$—	$10,679
Company Vehicle	$—	$—		$—	$—	$—
Accelerated Vesting of Option/ Warrant Awards	$—	$111,094		$—	$111,094	$111,094

(1)
If termination is for disability, Mr. Kouninis will receive any amounts payable/owing to him under short and long term disability benefits. His lump sum base salary payment for the initial six month period will be reduced by the amount of any such benefits received.

Directors’ Compensation

For 2007, each of our non-employee directors received compensation for serving on the board. Each director was paid a $3,750 cash retainer for each fiscal quarter served on the board of directors. Additionally, at their date of appointment, all board members are awarded 750,000 warrants that vest immediately and have a term of ten years. Mr. Osborn and Mr. Dacus did not receive any compensation in their roles as directors.

Name and Principal Position	Fees Earned or Paid in Cash	Stock option/warrant awards (1)	Total Compensation
Joseph Carfora (2)	$13,500	$83,175	$96,675
Timothy Lane (3)	$7,500	$125,550	$133,050
Frederick Ledlow (4)	$17,500	$125,850	$143,350
William Miller (5)	$17,500	__	$17,500
Peter O’Gorman (6)	$17,500	$100,500	$118,000

__________

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

(2)
On February 5, 2007, Mr. Carfora was appointed as a director of our company and on June 29, 2007 was appointed member of the Governance Committee. On February 5, 2007 Mr. Carfora was awarded 750,000 warrants with an exercise price of $0.14 per share. All of the warrants vested on the date of the grant.

(3)
On June 27, 2007, Mr. Lane was appointed as a director of our company and on June 29, 2007 was appointed member of the Audit Committee and the Governance Committee. On June 29, 2007 Mr. Lane was awarded 750,000 warrants with an exercise price of $0.20 per share. All of the warrants vested on the date of the grant.

(4)
On December 18, 2006, Mr. Ledlow was appointed as a director, a member of the Audit Committee and the Chairman of our Compensation Committee. On June 29, 2007, Mr. Ledlow resigned as Chairman of the Compensation Committee and member of the Audit Committee and was appointed Chairman of the Governance Committee and member of the Compensation Committee. On December 26, 2006 Mr. Ledlow was awarded 750,000 warrants with an exercise price of $0.14 per share. All of the warrants vested on the date of the grant.

(5)
In May 2006, Mr. Miller was appointed as a director of our company and a member of the Audit Committee and Compensation Committee. In September 2006, Mr. Miller was appointed Chairman of the Audit Committee. At the date of his appointment as a director of our company Mr. Miller was awarded 250,000 options with an exercise price of $1.00 per share and a vesting period of two years. Based on the FAS 123(R) calculation, the aggregate fair value of these options at the grant date was $133,050. On September 28, 2006, the exercise price of these options was reduced to $0.12 per share and all unvested options vested immediately. The amount reported under the “Stock option/warrant award” column includes a value of $21,025, which is based on the repricing of the 250,000 options and a value of $83,156, which is based on the acceleration of the vesting of 156,250 unvested options. On December 26, 2006, Mr. Miller was awarded 750,000 warrants with an exercise price of $0.14 per share. All of these warrants vested at the date of the grant.

(6)
On January 11, 2007, Mr. O’Gorman was appointed as a director of our company and a member of our Compensation Committee and on June 29, 2007, was appointed Chairman of the Compensation Committee and member of the Audit Committee. On January 11, 2007 Mr. O’Gorman was awarded 750,000 warrants with an exercise price of $0.15 per share. All of the warrants vested on the date of the grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 14, 2008 regarding the beneficial ownership of our common stock by (i) each executive officer of our company named in the Summary Compensation Table, (ii) each director of our company, (iii) each stockholder known by us to beneficially own 5% or more of our common stock and (iv) all directors and executive officers, as a group. An investor in the 6% Notes and Warrants and the December 6% Notes and December Warrants is not entitled to convert or exercise that amount of these notes or warrants which would result in beneficial ownership by such investor and its affiliates of more than 4.99% of our outstanding shares of common stock. An investor in the 6% Notes and Warrants and the December 6% Notes and December Warrants may increase the permitted beneficial ownership amount up to 9.99% after 61 days’ prior written notice to us. Unless such investor is a director or executive officer of our company, investors in these notes or warrants are not included in the following table. Except as otherwise indicated, the address of each beneficial holder of our common stock listed below is the same as our address.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Greg Osborn	24,194,944 (3)	14.9
Joseph P. Carfora	1,225,747 (4)	*
Lanny Dacus	12,676,296 (5)	8.4
Timothy M. Lane	1,845,971 (6)	1.3
Frederick G. Ledlow	1,036,930 (7)	*
William P. Miller	1,035,000 (8)	*
Peter O’Gorman	1,323,845 (9)	*
Stathis Kouninis	1,242,187 (10)	*
All directors and executive officers as a group (8 persons)	44,580,919 (11)	25.4

*	Less than 1%

(1)
Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. The number of shares beneficially owned by each person as of March 14, 2008 includes shares of common stock that such person had the right to acquire on or within 60 days after March 14, 2008, including, but not limited to, upon the conversion of First Bridge Notes and the exercise of warrants associated with the purchase of these First Bridge Notes and the exercise of options and warrants.

(2)	Holders of common stock are entitled to one vote per share. Percentage of beneficial ownership is based on 137,736,937 shares of common stock issued and outstanding as of March 14, 2008.

(3)
Includes 374,234 shares of common stock issuable upon the conversion of the 6% Notes which were received as result of the exchange of the First Bridge Notes purchased previously, 50,000 shares upon the exercise of Warrants issued in connection with the 6% Notes, 138,889 shares upon the exercise of warrants associated with the purchase of the First Bridge Notes and 18,569,321 shares of common stock issuable upon the exercise of warrants issued for consulting services and placement agent warrants. Also includes 5,062,500 shares of common stock issuable upon the exercise of warrants associated with Mr. Osborn’s employment with our company.

(4)
Includes 294,635 shares of common stock issuable upon the conversion of the 6% Notes which were received as result of the exchange of the First Bridge Notes purchased previously, 40,000 shares upon the exercise of Warrants issued in connection with the 6% Notes and 111,111 shares upon the exercise of warrants associated with the purchase of the First Bridge Notes. Also includes 750,000 shares of common stock issuable upon the exercise of warrants issued as compensation to Mr. Carfora.

(5)
Includes 1,783,532 shares of common stock issuable upon the conversion of the 6% Notes which were received as result of the exchange of the First Bridge Notes purchased previously and December 6% Notes acquired in connection with the Tender Offer, 233,333 shares upon the exercise of Warrants issued in connection with the 6% Notes and the December 6% Notes, 20,542 shares issued in lieu of cash interest payments on the 6% Notes and 10,638,889 shares of common stock issuable upon the exercise of warrants issued as compensation to Mr. Dacus.

(6)
Includes 718,193 shares of common stock issuable upon the conversion of the 6% Notes which were received as result of the exchange of the First Bridge Notes purchased previously, 277,778 shares upon the exercise of warrants associated with the purchase of the First Bridge Notes and 100,000 shares upon the exercise of Warrants issued in connection with the 6% Notes. Also includes 750,000 shares of common stock issuable upon the exercise of warrants issued as compensation to Mr. Lane.

(7)
Includes 253,596 shares of common stock issuable upon the conversion of the 6% Notes which were received as result of the exchange of the First Bridge Notes purchased previously and December 6% Notes acquired in connection with the Tender Offer and 33,333 shares upon the exercise of Warrants issued in connection with the 6% Notes and the December 6% Notes. Also includes 750,000 shares of common stock issuable upon the exercise of warrants issued as compensation to Mr. Ledlow.

(8)	Includes shares of common stock issuable upon the exercise of options and warrants issued as compensation to Mr. Miller.

(9)
Includes 507,179 shares of common stock issuable upon the conversion of the 6% Notes which were received as result of the exchange of the First Bridge Notes purchased previously and December 6% Notes acquired in connection with the Tender Offer and 66,667 shares issuable upon the exercise of Warrants issued in connection with the 6% Notes and the December 6% Notes. Also includes 750,000 shares of common stock issuable upon the exercise of warrants issued as compensation to Mr. O’Gorman.

(10)	Represents shares of common stock issuable upon the exercise of options and warrants issued as compensation to Mr. Kouninis.

(11)
Includes 3,282,379 shares of common stock issuable upon the conversion of the 6% Notes received as a result of the exchange of the First Bridge Notes purchased previously and 456,667 shares issuable upon the exercise of Warrants issued in connection with the 6% Notes. Also includes 527,778 shares issuable upon the exercise of warrants associated with the purchase of the First Bridge Notes, 694,444 shares issuable upon conversion of the December 6% Notes and 83,333 shares underlying December Warrants, 18,569,321 shares of common stock issued upon the conversion of consulting and placement agent warrants and 21,032,639 shares of common stock issuable upon the exercise of options and warrants issued as compensation to our directors and executive officers.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

Plan Category	Number of Shares of Common Stock To Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Common Stock Reflected in First Numerical Column)
Equity compensation plans approved by security holders:
2006 Stock Plan	—	—	2,500,000
Equity compensation plans not approved by security holders:
Stock Option and Warrant Agreements (1)	69,857,460	$0.40	—
Total:	69,857,460	$0.40	—

__________

(1)
We have entered into individual stock option and warrant agreements with an aggregate of 96 employees and consultants, including eight current and three former officers and directors. Pursuant to these agreements, which were not approved by security holders, the outstanding options and warrants to purchase an aggregate of 69,857,460 are held by 73 employees, former employees and consultants as of December 31, 2007. Of these options and warrants, 51,354,750 were exercisable as of December 31, 2007. These options and warrants have exercise prices per share ranging from $0.001 to $4.00 and expire 10 years following the grant date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In 2004, we entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement, as amended, we have granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. In return for this license, Wynn Starr will purchase licensed products from us and will withhold up to 25% of the net sale price per gallon sold, based on different increments of achieved net sale prices. The amended agreement also includes other target performance criteria such that, if met by Wynn Starr, we will issue to Wynn Starr a warrant to purchase up to 1,300,000 shares of our common stock with an exercise price based upon the closing price of our common stock on January 23, 2007, the date of the amendment. These performance criteria were not met and consequently we did not issue any warrants to Wynn Starr. As of December 31, 2007, we had paid $42,000 to Wynn Starr and had a receivable of approximately $6,700 from Wynn Starr, net of amounts owed to Wynn Starr, under this royalty arrangement. Steven B. Zavagli, a former member of our board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc. We have recently notified Wynn Starr of our rescission and termination of the Wynn Starr Agreement.

In April 2007, we entered into an employment agreement with Greg Osborn in connection with his appointment as Executive Chairman, effective March 14, 2007. Mr. Osborn is the Managing Partner of Indigo Ventures, LLC, an affiliate of Indigo Securities, LLC, the firm that served as the placement agent for the offerings of our First Bridge Notes, Second Bridge Notes, 6% Notes and our Tender Offer. Mr. Osborn is also a registered representative with Indigo Securities. In connection with its services as placement agent of the First Bridge Notes, Indigo Securities received a fee of $629,509 and seven-year warrants to purchase an aggregate of approximately 8,682,884 shares of our common stock at an exercise price of $0.0725 per share. In connection with its services as placement agent of the Second Bridge Notes, Indigo Securities received a fee of $200,000 and seven-year warrants to purchase an aggregate of 2,020,202 shares of our common stock at an exercise price of $0.099 per share. In connection with its services as placement agent of the 6% Notes that were issued for cash consideration, Indigo Securities received a fee of approximately $395,000 and seven-year warrants to purchase an aggregate of approximately 3,590,909 shares of our common stock at an exercise price of $0.11 per share. In connection with its services as placement agent in the Tender Offer, Indigo Securities received a cash fee of $203,254 and seven-year warrants to purchase 2,258,382 shares of our common stock at an exercise price of $0.15 per share. Indigo Securities is entitled to a placement agent’s fee with respect to any securities purchased in any subsequent offering by any investors introduced to us by the placement agent, if such subsequent offering is consummated any time within the twelve month period following the final closing of the offering of the 6% Notes.

On December 1, 2006, Greg Osborn, Executive Chairman and a director of our company, purchased First Bridge Notes in the principal amount of $25,000, which notes are convertible into 344,828 shares of common stock, and warrants to purchase 138,888 shares of our common stock with an exercise price of $0.09 per share. On September 28, 2007, Mr. Osborn exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $27,132, which notes are convertible into 374,234 shares of common stock, and received warrants to purchase 50,000 shares of common stock with an exercise price of $0.15 per share.

On December 1, 2006, January 31, 2007 and February 21, 2007, Lanny Dacus, President, Chief Executive Officer and a director of our company, purchased First Bridge Notes in the aggregate principal amount of $87,500, which notes are convertible into 1,206,897 shares of common stock, and warrants to purchase 486,111 shares of our common stock with an exercise price of $0.09 per share. On September 28, 2007, Mr. Dacus exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $94,063, which notes are convertible into 1,297,421 shares of common stock, and received warrants to purchase 175,000 shares of common stock with an exercise price of $0.15 per share. On December 20, 2007, Mr. Dacus exercised warrants to purchase 486,111 shares of our common stock, and received a note for $43,750 convertible into 486,111 shares of common stock, and warrants to purchase 58,333 shares of common stock with an exercise price of $0.15 per share. On December 31, 2007 Mr. Dacus elected to receive the quarterly interest due on the September 2007 6% Notes in the form of a new 6% note in lieu of cash. This note is convertible into 20,542 shares of common stock at a conversion price of $0.0725 per share.

On January 25, 2007, Joseph Carfora, a director of our company, purchased First Bridge Notes in the principal amount of $20,000, which notes are convertible into 275,862 shares of common stock, and warrants to purchase 111,111 shares of our common stock with an exercise price of $0.09 per share. On September 28, 2007, Mr. Carfora exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $21,361, which notes are convertible into 294,634 shares of common stock, and received warrants to purchase 40,000 shares of common stock with an exercise price of $0.15 per share. On November 29, 2007, Mr. Carfora purchased an additional $5,000 aggregate principal amount of 6% Notes for cash, which notes are convertible into 45,454 shares of common stock. In connection with his cash purchase, Mr. Carfora also received warrants to purchase 16,667 shares of common stock.

On May 1, 2007, Timothy Lane, a director of our company, purchased First Bridge Notes in the principal amount of $50,000, which notes were convertible into 689,655 shares of common stock, and warrants to purchase 69,444 shares of our common stock. On September 28, 207, Mr. Lane exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $52,069, which notes are convertible into 718,193 shares of common stock, and received warrants to purchase 100,000 shares of common stock.

On February 14, 2007, Leonid Frenkel, who resigned as director of our company on June 1, 2007, purchased First Bridge Notes in the principal amount of $250,000, which notes were convertible into 3,448,276 shares of common stock, and warrants to purchase 1,388,888 shares of our common stock. On April 12, 2007, Mr. Frenkel purchased additional First Bridge Notes in the principal amount of $200,000, which notes were convertible into 2,758,621 shares of common stock, and additional warrants to purchase 1,111,111 shares of our common stock. Under the terms of the additional notes and the additional warrant agreements, Mr. Frenkel could not convert any of these additional notes or exercise any of these additional warrants if his ownership of our common stock exceeded 4.99% or 9.99% of our outstanding stock as calculated according to Section 13(d) of the Exchange Act, unless all outstanding First Bridge Notes were converted. Either of the 4.99% or 9.99% limitations could be waived by Mr. Frenkel on 61 days notice. On September 28, 2007, Mr. Frenkel exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $474,958, which notes are convertible into 6,551,149 shares of common stock, and received warrants to purchase 900,000 shares of common stock.

On January 25, 2007, Frederick Ledlow, a director of our company, purchased First Bridge Notes in the principal amount of $12,500, which notes are convertible into 172,414 shares of common stock, and warrants to purchase 69,444 shares of our common stock. On September 28, 2007, Mr. Ledlow exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $13,351, which notes are convertible into 184,152 shares of common stock, and received warrants to purchase 25,000 shares of common stock. On December 20, 2007, Mr. Ledlow exercised warrants to purchase 69,444 shares of our common stock and received a note for $6,250 convertible into 69,444 shares of common stock and warrants to purchase 8,333 shares of common stock with an exercise price of $0.15 per share.

On January 25, 2007, Peter O’Gorman, a director of our company, purchased First Bridge Notes in the principal amount of $25,000, which notes are convertible into 344,828 shares of common stock, and warrants to purchase 344,828 shares of our common stock. On September 28, 2007, Mr. O'Gorman exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $26,701, which notes are convertible into 50,000 shares of common stock, and received warrants to purchase 25,000 shares of common stock. On December 20, 2007, Mr. O’Gorman exercised warrants to purchase 138,889 shares of our common stock and received a note for $12,500 convertible into 138,889 shares of common stock and warrants to purchase 16,667 shares of common stock with an exercise price of $0.15 per share.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories, are as follows:

	2007	2006
Audit fees	$212,000	$210,500
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$212,000	$210,500

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements, Financial Statement Schedule and Exhibits

(1)  Financial Statement Schedule for the Years Ended December 31, 2007, 2006 and 2005: Schedule II — Valuation and Qualifying Accounts

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS

Years Ended, 2006, 2005 and 2004
		Additions
Year Ended	Balance at Beginning of Year	(Charged to Costs and Expenses)	Recoveries	Deductions	Balance at End of Year
	(in thousands)
December 31, 2007	$24	22	—	(7)	$39
December 31, 2006	$80	48	—	(104)	$24
December 31, 2005	$—	80	—	—	80

Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(2)     Financial Statements — see “Index to Financial Statements”

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

10.10
Exclusive Field of Use License Agreement with pHarlo Citrus Technologies, Inc. dated September 20, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.11
Exclusive Field of Use License Agreement & Product Sale Agreement between Wynn Starr Special Products LLC and the Registrant, dated September 16, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-KSB filed on April 15, 2005)

10.12	Promissory Note by David Creasey to Tasker Products Corp., dated March 28, 2005 (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-QSB filed on May 16, 2005)

10.13
Amendment to Exclusive Field of Use License Agreement and Product Sale Agreement by and between the Registrant, Wynn Starr Special Products, LLC, Pharlo Citrus Technologies, Inc., and Indian River Labs, LLC, retroactively effective to March 18, 2005 (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-QSB filed on November 14, 2005).

10.14
Form of Stock Purchase Warrant, dated as of January 26, 2006, among the Registrant and the Purchaser parties thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 1, 2006).

10.15
Consultant Agreement, dated as of February 2, 2006, between the Registrant and Gordon Davis (incorporated by reference to Exhibit 10.74 to Amendment 1 to the Registrant’s Form S-1 filed on July 11, 2006).

10.16(1)*	Amended and restated Employment Agreement, dated as of April 2, 2007, between the Registrant and Stathis Kouninis.

10.17(1)*	Employment Agreement, dated as of March 14, 2007, between the Registrant and Greg Osborn.

10.18	Termination Agreement, dated as of August 1, 2006, between the Registrant and James Burns (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 14, 2006).

10.19	2006 Stock Plan (incorporated by reference to Annex B to the Registrant’s amended definitive proxy statement filed on May 12, 2006)

10.20
Agreement, dated as of December 14, 2006, between the Registrant and Richard Falcone (incorporated by reference to Exhibit 10.78 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2006)

10.21(1)
Employment Agreement, dated as of December 12, 2006, between the Registrant and Lanny Dacus (incorporated by reference to Exhibit 10.79 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2006)

10.22
Settlement Agreement and General Release, dated as of February 16, 2007, between the Registrant and James Collins (incorporated by reference to Exhibit 10.80 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2006)

10.23	Form of 10% Secured Convertible Bridge Note (incorporated by reference to Exhibit 10.81 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2006)

10.24
Form of Warrant between Registrant and Purchasers of 10% Secured Convertible Bridge Notes (incorporated by reference to Exhibit 10.82 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2006)

10.25
Form of Warrant between Registrant and Placement Agent of the 10% Secured Convertible Bridge Notes (incorporated by reference to Exhibit 10.83 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2006)

10.26
Form of 6% Secured Convertible Promissory Note due September 27, 2010 (incorporated by reference to Exhibit 10.84 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133549 filed on November 5, 2007)

10.27
Form of Warrant between Registrant and Purchasers of the 6% Secured Convertible Promissory Notes due September 27, 2010 (incorporated by reference to Exhibit 10.85 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133549 filed on November 5, 2007)

10.28
Form of Warrant between Registrant and Placement Agent of the 6% Secured Convertible Promissory Notes (incorporated by reference to Exhibit 10.86 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133549 filed on November 5, 2007)

10.29
Form of 6% Secured Convertible Promissory Note due December 20, 2010 (incorporated by reference to Exhibit 99(d)(2) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-78706 filed on November 21, 2007)

10.30
Form of Warrant issued to Purchasers of the 6% Secured Convertible Promissory Notes due December 20, 2010 (incorporated by reference to Exhibit 99(d)(3) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-78706 filed on November 21, 2007)

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

*  Filed herewith

(1)  Management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tasker Products Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tasker Products Corp. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tasker Products Corp. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 27, 2008

TASKER PRODUCTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,671	$932
Accounts receivable, net of allowance for doubtful accounts of approximately $39 and $24, respectively	283	176
Notes receivable	84	50
Inventories.	285	300
Prepaid expenses	95	268
Deferred financing costs	—	501
Total current assets	3,418	2,227
Notes receivable, net of current portion	707	669
Property and equipment, net	998	1,311
Intangible assets, net	7,084	7,887
Goodwill	9,835	9,835
Deferred financing costs	1,866	—
Deposit, net	19	38
Total assets	$23,927	$21,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$780	$1,227
Other accrued liabilities	1,663	2,509
Notes payable — acquisition of IRL	—	679
Notes payable — first bridge note, net of discount	40	320
Derivative liabilities	31,656	—
Warrants payable — placement agent	1,501	409
Notes payable — shareholders	—	564
Total current liabilities	35,640	5,708
Long-term liabilities:
Notes payable - 6% Notes	965	—
Other long-term liabilities	19	30
Total long-term liabilities	984	30
Total liabilities	36,624	5,738
Stockholders’ equity
Preferred Stock, $0.001 par value; 15,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 450,000 shares authorized; 121,456 and 106,340 shares issued and outstanding, respectively	121	106
Additional paid-in capital	117,584	105,131
Accumulated deficit	(130,402)	(89,008)
Total stockholders’ (deficit) equity	(12,697)	16,229
Total liabilities and stockholders’ equity	$23,927	$21,967

The accompanying notes are an integral part of these consolidated financial statements.

TASKER PRODUCTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2007	2006	2005
Revenues	$2,601	$1,486	$705
Cost of revenues	620	937	1,308
Gross margin	1,981	549	(603)
Operating expenses:
Selling, general & administrative (1)	13,353	13,751	11,905
Product development (1)	1,438	1,803	3,356
Depreciation and amortization	1,113	1,703	1,100
Impairment of goodwill and intangible assets	—	44,081	—
Write-off of raw materials	129	839	—
Litigation settlement	—	423	—
Total operating expenses	16,033	62,600	16,361
Loss from operations	(14,052)	(62,051)	(16,964)
Other income (expense):
Interest expense	(704)	(180)	(220)
Interest income	82	215	135
Finance costs related to long-term debt	(8,326)	—	—
Amortization of debt discount	(8,558)	(320)	—
Amortization of deferred financing costs	(2,756)	(107)	—
Loss on equity investee	—	(665)	(53)
Liquidated damages	—	(178)	(286)
Gain (loss) on extinguishment of obligations	(17,075)	175	—
Gain on change in value of derivatives	10,096	—	—
Other .	(90)	168	(881)
Other income (expense), net	(27,331)	(892)	(1,305)
Net loss before taxes	$(41,383)	$(62,943)	$(18,269)
Provision for income tax	(11)	—	—
Net loss	$(41,394)	$(62,943)	$(18,269)
Net loss per common share, basic and diluted	$(0.38)	$(0.60)	$(0.25)
Weighted average common shares outstanding, basic and diluted	109,890	104,081	73,549

	Fiscal Year Ended December 31,
	2007	2006	2005
(1) Stock-based compensation is allocated as follows:
Selling, general & administrative	$4,301	$4,625	$485
Product development	194	239	—
Total	$4,495	$4,864	$485

The accompanying notes are an integral part of these consolidated financial statements.

TASKER PRODUCTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	COMMON STOCK SUBSCRIBED	ACCUMULATED DEFICIT	TOTAL
Balance, January 1, 2005	48,864	$49	$8,115	$13,877	$(7,796)	$14,245
Shares issued for prior year private placement	9,406	9	13,918	(13,877)	—	50
Private placement, net of costs	2,948	3	6,431	—	—	6,434
Debentures and accrued interest converted to common stock	4,090	4	239	—	—	243
Note payable and accrued interest converted to common stock	32	—	32	—	—	32
Exercise of warrants and stock options	4,835	5	230	—	—	235
Stock-based compensation	—	—	485	—	—	485
Common stock, warrants and options issued for services	—	—	3,101	—	—	3,101
Shares issued as part consideration for assets acquired	18,992	19	56,958	—	—	56,977
Registration rights derivative liability	—	—	(244)	—	—	(244)
Net loss	—	—	—		(18,269)	(18,269)
Balance, December 31, 2005	89,167	$89	$89,265	$—	$(26,065)	$63,289
Private placement, net of costs	13,336	13	8,729	—	—	8,742
Debentures and accrued interest converted to common stock	2,095	2	192	—	—	194
Share subscriptions	—	—	—	6	—	6
Exercise of warrants and stock options	1,613	2	71	(6)	—	67
Stock-based compensation	—	—	4,864	—	—	4,864
Common stock, warrants and options issued for services	129	—	90	—	—	90
Fair value of warrants issued with Dec 06 private placement	—	—	539	—	—	539
Beneficial conversion of notes issued Dec 06 private placement	—	—	1,381	—	—	1,381
Net loss	—	—	—	—	(62,943)	(62,943)
Balance, December 31, 2006	106,340	$106	$105,131	$—	$(89,008)	$16,229
Shareholder note payable and accrued interest converted to common stock	3,298	3	723	—	—	726
Debentures and accrued interest converted to common stock	7,961	8	1,716	—	—	1,724
Note payable to IRL converted to common stock	762	1	75	—	—	76
Exercise of warrants and stock options	2,760	3	112	—	—	115
Stock-based compensation	—	—	4,518	—	—	4,518
Common stock, warrants and options issued for services	334	—	934	—	—	934
Fair value of warrants issued with Dec 06 private placement	—	—	1,127			1,127
Beneficial conversion of notes issued Dec 06 private placement	—	—	3,248			3,248
Net loss	—	—	—		(41,394)	(41,394)
Balance, December 31, 2007	121,455	$121	$117,584	$—	$(130,402)	$(12,697)

The accompanying notes are an integral part of these consolidated financial statements.

TASKER PRODUCTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(41,394)	$(62,943)	$(18,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,113	1,703	1,100
Liquidated damages	—	178	286
Noncash financing costs	8,864	151	85
Impairment of goodwill and intangibles	—	44,081	—
Loss on disposal of assets	90	70	—
Write-down of raw materials and finished goods	129	997	—
Stock-based compensation	4,495	4,864	484
Allowance for uncollectible accounts receivable	14	55	80
Allowance for uncollectible note receivable	—	—	890
Noncash interest income on note receivable	(48)	(65)	—
Gain on settlement of vendor obligation	(55)	(63)	—
Loss on equity investee	—	665	53
Inventory reserve	—	75	—
Litigation settlement	—	489	—
Amortization of debt discount	8,558	320	—
Gain on change in fair value of derivative liabilities	(10,096)	—	(9)
Loss on extinguishment of debt	17,130	—	—
Common stock, warrants and options for services	537	90	3,080
Amortization of deferred financing cost	2,756	100	—
Changes in operating assets and liabilities:
Accounts receivable	(121)	(76)	(227)
Inventories	(114)	(21)	(1,210)
Prepaid expenses	167	(79)	(276)
Accounts payable	(400)	(450)	1,592
Other accrued liabilities	44	189	495
Net cash used in operating activities	(8,331)	(9,670)	(11,846)
Cash flows from investing activities:
Purchases of property and equipment and intangibles	(112)	(123)	(3,425)
Proceeds from sale of property and equipment	25	—	—
Advances pursuant to notes	—	—	(3,511)
Investment in equity investee	—	—	(718)
Net cash used in investing activities	(87)	(123)	(7,654)
Cash flows from financing activities:
Proceeds from private placements, net of issue costs	12,358	10,560	6,435
Deferred financing costs	(1,588)	(90)	—
Exercise of warrants/options	3	73	286
Repayments on notes payable	(616)	(855)	(409)
Net cash provided by financing activities	10,157	9,688	6,312
Net increase (decrease) in cash and cash equivalents	1,739	(105)	(13,188)
Cash and cash equivalents, beginning of year	932	1,037	14,225
Cash and cash equivalents, end of year	$2,671	$932	$1,037
Supplemental disclosures of cash flow information:
Interest paid	$166	$38	$186
Taxes paid	$11	$—	$—
Supplemental disclosures of noncash investing and financing activities:
Conversion of debt and accrued interest into common stock	$1,724	$194	$29
Recognition of debt discount related to warrants, beneficial conversion and derivatives	$19,000	$1,381	$—
Conversion of debt and accrued interest into long-term debt	$8,769	$—	$—
Fair value of warrants issued as private placement fees	$2,545	$539	$—
Conversion of note payable, accrued expenses and accounts payable into common stock .	$1,653	$—	$—
Warrants payable — placement agent	$—	$409	$—
Vehicle purchased via note payable	$—	$—	$57

The accompanying notes are an integral part of these consolidated financial statements.

TASKER PRODUCTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Tasker Products Corp. (formerly known as Tasker Capital Corp.) and its subsidiaries (collectively, “the Company” or “Tasker”) was formed on May 13, 1996 and was in the development stage through December 31, 2005. The quarterly period ended March 31, 2006 is the first period during which Tasker is considered an operating company. The Company manufactures, distributes and markets products using pHarlo technology, a process that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values. The Company currently markets, Unifresh(R) Footbath, a grooming aid for dairy cows; Tasker Blue, an antimicrobial aid in the scalder (which is a method of loosening feathers so that they can be picked and removed mechanically) and post-feather picker process (the method used in chicken processing that receives chickens immediately after the scalder and mechanically removes feathers) sections of poultry processing; and Tasker Pacific Blue(TM) Seafood Wash, a product used in commercial and retail seafood processing to extend shelf life and reduce odors. In August 2005, we began the in-plant commercial verification process for United States Department of Agriculture (USDA) approval to use the pHarlo technology in the scalder process of poultry processing.

As a result of the acquisition (the “2005 Acquisition”) by the Company of certain assets of pHarlo Citrus Technologies, Inc. (“PCTI”), Indian River Labs, LLC (“IRL”), pHarlo Citrus Properties Partnership, LLLP (“PCPP”), and Coast to Coast Laboratories, LLC (“C2C,” and together with PCTI, PCPP and IRL, the “Selling Entities”) in July 2005 (see Note 13), the Company now owns the utility patent applications and provisional patent applications associated with the pHarlo technology in the Company’s field of use, and has entered into a new sub-license agreement for the base patents associated with the pHarlo technology.

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

Going Concern and Management’s Response:

The Company has continued to sustain losses from operations and for the years ended December 31, 2007, 2006 and 2005; it has incurred losses of approximately $41,394,000, $62,943,000, and $18,269,000 respectively. In addition, the Company has not generated positive cash flows from operations for the years ended December 31, 2007, 2006 and 2005.

On September 28, 2007, November 29, 2007 and December 14, 2007, the Company issued 6% Secured Convertible Promissory Notes (the “6% Notes”) to accredited investors in the aggregate principal amount of $12,684,597. The aggregate consideration of $12,684,597, was in the form of cash ($3,950,000), the exchange of notes issued by the Company between December 1, 2006 and April 23, 2007 (aggregate principal amount of $6,255,091 (the “First Bridge Notes”) and the accrued interest thereon of $415,617) and the exchange of notes issued by it on June 4, 2007 (aggregate principal amount of $2,000,000 (the “Second Bridge Notes”) and the accrued interest thereon of $63,889). The 6% Notes mature on September 27, 2010. Each investor of the 6% Notes also received four-year warrants (the “Warrants”) to purchase a certain number of shares of the Company common stock with such number based on the form of consideration used to purchase the 6% Notes. The 6% Notes in the aggregate are convertible into approximately 141,190,915 shares of the Company common stock. The Warrants entitle the holders thereof to purchase an aggregate of approximately 35,010,182 shares of the Company common stock.

As of December 20, 2007, the Company issued 6% Secured Convertible Promissory Notes due December 2010 (the “December 6% Notes”) in an aggregate principal amount of $2,032,546 and warrants to purchase an aggregate of 2,710,061 shares of the Company common stock at an exercise price of $0.15 per share (the “December Warrants”). The Company issued these securities in lieu of common stock in connection with its solicitation of the exercise of warrants to purchase common stock at an exercise price of $0.09 per share (the “Tender Offer”). The gross proceeds from the warrant exercise (approximately $2.0 million) were released from escrow on December 31, 2007.

Based upon the Company’s forecast of future revenues from its products in conjunction with the cash on hand, cash expected to be generated from operations will not provide adequate funding for the Company’s working capital over the next twelve months. The Company’s cash resources and its ability to continue to operate and grow its business are dependent upon obtaining additional financing from the exercise of outstanding warrants, obtaining the proposed credit facility and/or generating revenue growth from operations. While the Company has been in the process of aggressively developing, marketing and selling its products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of the Company’s efforts will be consistent with its cash availability and burn rate. If the Company is unable to arrange new financing, obtain sufficient cash from the exercise of outstanding warrants and/or generate sufficient revenue growth from existing and new business arrangements, the Company will not have sufficient cash to support its operations and meet its obligations. The Company anticipates that it will need approximately an additional $4 million to support its operations and meet its obligations over the next twelve months.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

Goodwill and Other Intangible Assets:

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company does not amortize goodwill, but instead tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that impairment may have occurred. In accordance with SFAS No. 142, the Company tests for potential impairment of goodwill by comparing the carrying amount of the reporting unit to its fair value. If the carrying amount of the reporting unit is greater than the fair value, goodwill impairment may be present. The Company measures the goodwill impairment, if any, based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS” No. 144), long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

In the second quarter of 2006, the Company tested for impairment of its intangible assets and its goodwill in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142 “Goodwill and Other Intangible Assets” respectively. Upon completion of the impairment tests, the Company recorded non-cash impairment charges to intangible assets and goodwill of $12.2 million and $17.9 million, respectively.

Also, in the fourth quarter of 2006, the Company tested for impairment of its intangible assets and its goodwill. The Company goodwill review was performed as part of its annual goodwill impairment review. Upon completion of the impairment tests, the Company recorded non-cash impairment charges to goodwill of $13.9 million. There was no further impairment of our intangible assets.

As discussed more fully in Note 6, the Company tested goodwill and intangible assets for impairment at December 31, 2007, and recorded no impairment charges for goodwill and intangible assets for the year ended December 31, 2007. There can be no assurance that there will not be impairment charges in subsequent periods as a result of the Company’s future periodic impairment reviews. To the extent that future impairment charges occur, they will likely have a material impact on the Company’s financial results.

Income Taxes:

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires that a valuation allowance be established against recorded deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has concluded that it is more likely than not that it will not be able to realize its deferred tax assets as of December 31, 2007 and, accordingly, a valuation allowance has been recorded against those assets.

In September 2005, the FASB ratified Emerging Issue Task Force (EITF) Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF No. 05-8”), which addresses tax consequences of the accounting treatment of convertible debt issued with a beneficial conversion feature. As a result, a deferred tax liability should be recognized for the temporary difference between the carrying value of debt with a beneficial conversion feature for book and tax reporting purposes. The tax-effected difference should be recognized as an adjustment of additional paid-in capital. We were required to apply the guidance in EITF No. 05-8 in the first interim reporting period that began after December 15, 2005. The provisions were applied retrospectively under the guidance in SFAS 154 to all convertible debt instruments with a beneficial conversion feature accounted for under the guidance in EITF No. 00-27 “Application of EITF Issue No. 98-5 `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.'“ We applied the requirements of EITF No. 05-8 to all previously existing convertible debt instruments with a beneficial conversion feature and will continue to apply the requirements of EITF No. 05-8 to all new convertible debt instruments with a beneficial conversion feature. Because we have recorded a valuation allowance against our deferred tax assets, the adoption of this pronouncement for convertible debt instruments with a beneficial conversion feature did not have an impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest costs and penalties, if any, related to unrecognized tax benefits will be classified as a component of our provision for income taxes in the accompanying consolidated statements of operations. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows. During the year ended December 31, 2007, the Company recognized no adjustments for uncertain tax provisions.

Share-Based Compensation:

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) requiring the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to the Company’s financial statements. For the year ended December 31, 2007, the Company recorded approximately $4.5 million of stock based compensation expense, of which approximately $2.8 million was attributable to employees’, employee board members’ and officers’ stock options and warrants and the remainder, approximately $1.7 million was attributable to stock options and warrants awarded to consultants and non-employee board members. For the year ended December 31, 2006, the Company recorded approximately $4.9 million of stock based compensation expense, of which approximately $3.7 million was attributable to employees’, employee board members’ and officers’ stock options and warrants and the remainder, approximately $1.2 million, was attributable to stock options and warrants awarded to consultants and non-employee board members. The compensation cost associated with these awards is recorded as an expense within the same functional expense category as cash compensation for the respective grantee. No tax benefit has been recognized with respect to this expense.

The valuation of employee stock options and warrants is an inherently subjective process since market values are generally not available for long-term, non-transferable employee stock options and warrants. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of its stock options and warrants, the Company used a Black-Scholes pricing model which requires the consideration of the following seven variables for purposes of estimating fair value:

•	the stock option or warrant exercise price,

•	the expected term of the option or warrant,

•	the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,

•	the expected volatility of our common stock,

•	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future),

•	the risk free interest rate for the expected option or arrant term, and

•	the expected forfeiture rate

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. Our estimate of the expected term for options and warrants awarded in the year ended December 31, 2007 was between 4 and 6 years and was derived based on the weighted average of the sum of the vesting term and the original contract term at the date of issuance. In estimating its stock price volatility, the Company analyzed its historic volatility for a period equal to the expected term of its stock options and warrants awarded for the year ended December 31, 2007, by reference to actual stock prices during this period and calculated an estimated volatility between 129% to 141%. The stock options and warrants were valued taking into consideration the average forfeiture since adoption of SFAS 123R of rates 4.8%. The estimated forfeiture rate is determined quarterly for unvested options and warrants based on the historical rates of forfeiture. Due to the variety of grant transactions, setting an estimated forfeiture rate by grant is deemed impractical. The Company believes that each of these estimates, including both expected term and volatility, is reasonable in light of the data it has analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

The specific valuation assumptions noted above were applied to stock options and warrants that the Company granted subsequent to its adoption of SFAS 123R. The Company expects that share-based compensation expense will continue to have a material impact on its financial results for all subsequent fiscal years.

Derivative Instruments:

Since inception, the Company has entered into several debt and equity transactions to fund its operations. A number of these transactions involved the issuance of convertible debt and warrants. These transactions also included registration rights agreements that impose significant penalties on the Company if certain conditions are not met. As a result of these registration rights agreements the Company faces a number of unique and complex accounting issues such as the ones discussed below.

The Company has issued and outstanding several financial instruments with embedded-derivative features, consisting of convertible debt and warrants. The Company analyzes these financial instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instruments’ in Issue No. 00-19” (EITF No. 05-2) to determine if these hybrid contracts have embedded derivatives that must be bifurcated and accounted for at fair value. In addition, free standing warrants are accounted for as either equity or liabilities in accordance with the provisions of EITF No. 00-19.

EITF No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’” (EITF No. 05-4) addresses financial instruments, such as convertible notes and stock purchase warrants, which are accounted for under EITF No. 00-19, that are issued with a corresponding right to have these securities registered pursuant to a registration rights agreement and that includes a liquidated damages clause. We have adopted View C as described in the EITF No. 05-4 Issue Summary No. 1. Under View C, registration rights agreements and the associated financial instruments are accounted for as separate instruments. Accordingly, we have given only prospective application to this guidance. On December 21, 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF No. 00-19-2 which is effective for fiscal years beginning after December 15, 2006. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration rights agreement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies . Our treatment of the registration rights agreement as separate instruments is consistent with this FSP.

In connection with its examination of past transactions for application of EITF No. 05-4, the Company noted that for the period from entering into the April 2004 Securities Purchase Agreement until it increased its authorized shares in August 2004, it had insufficient shares to meet all potential obligations to issue shares under its convertible notes and exercisable warrants and options. Under EITF No. 00-19, a liability should be recognized for those financial instruments for that period, with any changes in the fair value of such liabilities recognized in our consolidated statement of operations. Based on the analysis of such liabilities, the Company determined the effect of any such amounts to be immaterial.

In April 2004 and July 2004, the Company entered into private placement agreements, and registration rights agreements for convertible debentures and warrants. Based on the interpretive guidance in EITF No. 05−4 due to an uncapped liquidated damages provision in the registration rights agreements, the Company determined that the registration rights are derivative liabilities that should be bifurcated from the related financial instruments. Accordingly, the estimated fair value of the registration rights derivative of $244,000 was recorded as a liability as of October 1, 2005, the beginning of the first fiscal period after September 15, 2005, the date that EITF postponed further deliberations. As of December 31, 2006, the full amount of the derivative liability balance was reversed since the shares purchased under the April 2004 and July 2004 private placements could be sold under former Rule 144(k) of the Securities Act of 1933 and the Company had recorded the full and maximum amount of the actual incurred liquidated damages of approximately $442,000, associated with these registration rights agreements. Additionally, the Company recorded approximately $141,000 of interest and late fees related to the April 2004 and July 2004 convertible debentures. Both of these amounts are included in the other accrued liabilities.

In connection with the December 2004 and January 2006 private placements, the Company estimated fair value of the related registration rights derivative was immaterial at the inception and at each reporting date since and, consequently, it has not recorded a liability. At each reporting period, it calculates the estimated fair value of the registration rights derivatives. If the underlying assumptions of the calculation changed such that the estimated fair value is not immaterial, the Company will record a liability at that time.

In connection with its September 2005 private placement, the Company’s estimated fair value of the related registration rights derivative at its inception was immaterial and it did not record a liability. Subsequently, in connection with the January 2006 private placement, it amended its September 2005 agreement with the rights holder to waive the liquidated damages relating to its inability to have such registration statement declared effective by May 23, 2006. On April 26, 2006, it filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. The Company believes, that as it relates to the September 2005 private placement, it has used its best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, the Company is not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that the Company’s best efforts were used, and it either accedes to the assertion or is found to not have used its best efforts, the estimated maximum amount of liquidated damages for which it would be liable, assuming  ineffectiveness from May 23, 2006 to October 31, 2006, is approximately $43,000.

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

The Company is required to file a series of registration statements covering the resale of the shares of common stock underlying the 6% Notes, the Warrants, the December 6% Notes and the December Warrants as well as the warrants issued to the placement agent in connection with the 6% Notes and Warrants transactions. In the event the Company fails to file or cause these registration statements to become effective within specified time periods, it will be required to pay liquidated damages equal to 1% of the principal amount of the affected notes and the purchase price of shares of common stock issued on conversion of these notes and exercise of related warrants for each 30-day delay in the filing or effectiveness of such registration statement (or such lesser pro-rata amount for any period of less than 30 days). The Company has assessed the probability of incurring liquidated damages as remote and has, accordingly, not recorded any liability.

The Company has not incurred any liquidated damages liabilities related to any of its other registration rights agreements.

Revenue Recognition:

The Company recognizes revenues from the sale of its products based on the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. The Company recognizes revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the risk of loss and title to the product transfers to the customer;

•	the collection of the fees receivable is reasonably assured and,

•	the amount of revenues to be paid by the customer is fixed or determinable.

The Company’s arrangements do not contain general rights of return or warranty provisions.

Advertising Costs:

Advertising costs are charged to operations as incurred and were $16,000, $111,000 and $177,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Product Development:

Product development expenditures are expensed as incurred.

Basic and Diluted Net Loss Per Common Share:

Basic and diluted earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similarly to basic loss per common share except that the denominator is increased to include common share equivalents. Diluted net loss per common share does not differ from basic net loss per common share since potential common shares from the exercises of stock options and warrants and the conversion of debt are anti-dilutive for all periods presented. The following common share equivalents were excluded from the calculation of net loss per common share at December 31, (in thousands):

	2007	2006	2005
Stock Options	17,647	20,611	16,541
Warrants	134,731	54,842	7,361
Convertible Debentures	—	—	2,095
Bridge Notes	575	26,483	—
6% Notes	141,248	—	—
December 6% Notes	22,584	—	—
	316,725	101,936	25,997

Reclassifications:

Certain prior period amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements:

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company has not elected to apply the provisions of SFAS No. 155 to its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141R”), which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors, and other users, all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R will be effective for acquisitions with a date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply SFAS 141R for any of the Company’s applicable acquisitions beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity; the inclusion of the amount of net income attributable to the noncontrolling interest in consolidated income on the face of the income statement; and a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 will be effective for the fiscal years beginning on or after December 15, 2008. The Company will apply SFAS 160 to any applicable transactions beginning January 1, 2009.

3. INVENTORIES

Inventories consisted of the following (in thousands) at:

	December 31,
	2007	2006
Raw materials	$101	$89
Finished goods	184	211
	$285	$300

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following (in thousands):

		December 31,
	Estimated Useful Life	2007	2006
Machinery and equipment	5-10 years	$1,000	$1,114
Office furniture, fixtures and capitalized software	1-5 years	590	541
Vehicles	5 years	62	62
		1,652	1,717
Less Accumulated depreciation		(654)	(406)
		$998	$1,311

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was approximately $285,000, $267,000 and $157,000 respectively.

5. NOTES RECEIVABLE

On March 28, 2005, pursuant to the 2005 acquisition we issued a loan to David Creasey, a principal of pHarlo Citrus Technologies and Indian River Labs, in the amount of $625,000. This loan is evidenced by a promissory note and secured by options and stock that Mr. Creasey holds in our company. As of December 31, 2007 and 2006, the balance of this note is approximately $767,000 and $719,000 including accrued interest of approximately $142,000 and $94,000 respectively.

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

The net carrying values of goodwill and other intangible assets at December 31, 2007 were as follows (in thousands):

	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount/ Adjusted Basis
Amortizable utility patents	$7,887	$25	$828	$7,084
Goodwill	$9,835	$—	$—	$9,835

The net carrying values of goodwill and other intangible assets at December 31, 2006 were as follows (in thousands):

	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount/ Adjusted Basis
Amortizable utility patents	$22,500	$12,239	$2,374	$7,887
Goodwill	$41,677	$31,842	$—	$9,835

The Company recorded amortization expense of $ 828,000, $1,436,000 and $938,000 related to the other intangible assets for the years ended December 31, 2007, 2006 and 2005 respectively.

Future expected amortization of intangible assets at December 31, 2007 was as follows (in thousands):

2008	$829
2009	829
2010	829
2011	829
2012	829
2012 and thereafter	$2,939

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Accrued wages ..	$132	$90
Accrued interest ..	141	148
Liquidated damages ..	464	464
Accrued legal and accounting fees ..	342	240
Accrued consulting ..	139	198
Litigation settlement ..	—	423
Accrued rent (net)	227	—
Accrued purchases ..	7	99
Other ..	211	847
	$1,663	$2,509

8. STOCKHOLDERS’ EQUITY:

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

In July 2005, the Company executed an Asset Purchase Agreement whereby the Company issued 18,992,388 shares of its common stock valued at $56,977,164 (see Note 13).

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

On March 6, 2007, the Company issued 2,000,000 shares of common stock to Indigo Securities, LLC pursuant to the cashless exercise of warrants to purchase 2,983,051 of common stock, which warrants were issued to the placement agent pursuant to the immediately prior paragraph. The aforementioned securities were issued by the Company in transactions exempt from the registration requirements under the Securities Act, by reason of Section 3(a)(9) of the Securities Act.

On April 16, 2007, the Company issued 334,067 shares of common stock to a vendor for approximately $123,000 for services previously provided to the Company. On May 22, 2007, the Company issued 761,963 shares of common stock in lieu of cash payment on two installments of a note payable. The April 16 and May 22, 2007 issuances of shares of common stock were not registered under the Securities Act because such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as they were transactions by an issuer that did not involve a public offering of securities.

On June 1, 2007, an option holder exercised her option for 10,000 shares of common stock at a price of $0.25 per a share.

On November 16, 2007 and November 29, 2007, the Company issued 3,020,212 and 278,230, respectively, restricted shares of common stock in lieu of cash payment to pay off the shareholder note plus accrued interest of $593,719.

In November 2007, several investors in the 6% Notes, converted $390,000 of principal and accrued interest into 5,379,310 restricted shares of common stock. In December 2007, several investors in the 6% Notes, converted $187,208 of principal and accrued interest into 2,582,179 restricted shares of common stock. These shares were not registered under the Securities Act because such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as they were transactions by an issuer that did not involve a public offering of securities.

On December 27, 2007, a vendor exercised a warrant that was issued in lieu of a cash payment for consulting services for 750,000 shares of restricted common stock. These shares were not registered under the Securities Act because such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as they were transactions by an issuer that did not involve a public offering of securities.

9. WARRANTS AND STOCK OPTIONS

Warrants:

Outstanding warrants (excluding warrants issued for compensation subsequent to adoption of SFAS 123R included below under share-based payments) at December 31, 2007, were as follows:

•
Warrants to purchase 1,270,000 shares of common stock issued to consultants in November 2002. The warrants had an original five-year term, but were extended for one year in November 2007. These warrants have an exercise price of $0.25 per share.

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

•
Warrants to purchase 12,388,891 shares of common stock issued to lenders in connection with the sale of the First Bridge Notes between December 1, 2006 and May 1, 2007. The warrants have a four-year term and were issued with an exercise price of $0.09 per share.

•
Warrants to purchase 8,682,894 shares of common stock issuable to a placement agent in connection with the sale of the First Bridge Notes between December 1, 2006 and May 1, 2007. The warrants have a seven-year term and were issuable with an exercise price of $0.0725 per share. On March 6, 2007, we issued 2,000,000 shares of our common stock to our placement agent pursuant to the cashless exercise of 2,983,051 of these warrants.

•
Warrants to purchase 1,000,000 shares of common stock issued to a lender in connection with the sale of the Second Bridge Notes on June 4, 2007. The warrants have a four-year term and were issued with an exercise price of $0.20 per share.

•
Warrants to purchase 2,020,202 shares of common stock issuable to a placement agent in connection with the sale of the Second Bridge Notes on June 4, 2007. The warrants have a seven-year term, were issuable with an exercise price of $0.099 and contain a "cashless exercise" option.

•
Warrants to purchase 32,343,515 shares of our common stock issued to lenders in connection with the sale of the 6% Notes on September 28, 2007. The warrants have a four-year term and were issued with an exercise price of $0.15.

•
Warrants to purchase 3,136,364 shares of our common stock were issuable to a placement agent in connection with the sale of the 6% Notes. The warrants have a seven- year term, were issuable with an exercise price of $0.11 per share and contain a "cashless exercise" option.

•
Warrants to purchase 2,666,669 shares of our common stock issued to lenders in November and December 2007 in connection with the sale of 6% Notes. The warrants have a four-year term and were issued with an exercise price of $0.15.

•
Warrants to purchase 454,545 shares of our common stock issuable to a placement agent in November in connection with the sale of 6% Notes. The warrants have a seven-year term, were issuable with an exercise price of $0.11 and contain a "cashless exercise" option.

•
Warrants to purchase 2,710,061 shares of common stock issued to lenders in connection with the December 20, 2007 Tender Offer. The warrants have a four-year term and were issued with an exercise price of $0.15 per share.

•
Warrants to purchase 2,258,382 shares of our common stock were issuable to a placement agent in connection with the Tender Offer. The warrants have a seven-year term, were issuable with an exercise price of $0.09 per share.

The following table summarizes the Company’s warrant activity (excluding warrants issued for compensation subsequent to adoption of SFAS 123R included below under share-based payments) for the years ended December 31, 2005, 2006 and 2007:

	Number of shares	Exercise Price per share	Weighted average exercise price per share
Outstanding, January 31, 2005	10,242,350	0.05 - $2.00	$0.37
Granted	1,473,770	1.00	$1.00
Exercised	(4,355,000)	0.01 - $0.25	$0.07
Outstanding, December 31, 2005	7,361,120	$0.01-$2.00	$0.63
Granted	27,451,013	$0.0725-$1.00	$0.56
Exercised	(1,000,000)	$0.01	$0.01
Outstanding, December 31, 2006	33,812,133	$0.0725-$2.00	$0.59
Granted	76,930,435	$0.001-$0.20	$0.12
Converted to Note Payable	(22,583,444)	$0.09	$0.09
Canceled - Cashless exercise	(983,051)	$0.0725	$0.0725
Expired	(2,654,850)	$0.25 - $2.00	$0.60
Exercised	(2,000,000)	$0.0725	$0.0725
Outstanding, December 31, 2007	82,520,823	$0.0725-$2.00	$0.32

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

In September 2007 we modified the expiration period of certain warrants and recorded a compensation expense of approximately $84,000 related to the modification of these warrants.

As of December 31, 2007, the weighted average contractual life of warrants outstanding (excluding warrants issued for compensation subsequent to adoption of SFAS 123R included below under share-based payments) is approximately 3.8 years.

Share-based payments:

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method of accounting under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company’s stock-based compensation awards have generally been granted with an exercise price equal to the estimated fair value of the underlying common stock on the grant date, and accordingly, any stock-based compensation related to stock option grants was not material under APB No. 25. The Company applied the disclosure provisions under SFAS No. 123, Accounting for Stock-Based Compensation and related interpretations (SFAS No. 123) as if the fair value had been applied in measuring compensation expense. As a result, stock-based compensation expense, based upon the fair value method is included as a pro forma disclosure in the notes to the Company’s financial statements.

The following illustrates the effect on the Company’s net loss as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during 2005 (in thousands, except per share data):

2005
Net loss, as reported	$(18,269)
Add: Stock -based compensation included in net loss, as reported	484
Less: Stock -based compensation expense determined under the fair value method	(6,252)
Net loss, pro-forma	$(24,037)
Basic and diluted loss per share, as reported	$(0.25)
Basic and diluted loss per share, pro-forma	$(0.33)

On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. The total expense associated with non-plan warrant and stock option based employee compensation was approximately $4,495,000 and $4,864,000 for the years ended December 31, 2007 and 2006, respectively.

The aggregate intrinsic value in the tables below represent the total intrinsic value (the difference between the closing stock price on the last trading day of the years ended December 31, 2007 and 2006 and the exercise price, multiplied by the number of in-the-money options and warrants) that holders would have received had all such holders exercised their options and warrants on December 31, 2007 and 2006. This amount changes each reporting period based on changes in the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the year ended December 31, 2007, 2006 and 2005 was $127,000, $168,000 and $1,532,000 respectively.

At December 31, 2007, future compensation cost related to non-vested stock options and warrants, less estimated forfeitures, is approximately $2,971,000 and will be recognized over an estimated weighted average period of 3 years.

A summary of compensatory stock option and warrants activity is as follows:

	Number of options and warrants	Weighted Average Exercise Price per option and warrant	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2005	15,650,000	$0.53
Granted	4,084,999	$2.30
Exercised	(480,000	$0.25
Cancelled	(2,714,222	$0.97
Outstanding, December 31, 2005	16,540,777	$0.91
Granted	27,455,000	$0.33
Exercised	(883,333	$0.25
Cancelled/forfeited	(1,471,743	$1.37
Outstanding, December 31, 2006	41,640,701	$0.39	8.89	$2,225,000
Granted	32,395,000	$0.17
Exercised	(760,000	$0.004
Cancelled/forfeited	(3,418,241	$1.23
Outstanding, December 31, 2007	69,857,460	$0.25	8.51	$1,815,000

Options and warrants exercisable at December 31, 2007	51,354,750	$0.23	8.28	$1,550,000

The following table summarizes additional information about stock options and warrants granted during the year ended December 31:

	2007	2006
Weighted-average fair value of grants	$0.17	$0.33
Risk-free interest rate	3.81%-5.17%	4.43%-5.04%
Expected option term	4.0 - 6.1 years	2.3 - 6.1 years
Stock price volatility	129%-141%	132%-139%
Dividend yield	—	—

Outstanding compensatory stock options and warrants at December 31, 2007, included the following warrants:

•
Warrants to purchase 18,000,000 shares of common stock issuable to our President and Chief Executive Officer on December 1, 2006, as part of his compensation. The warrants have a ten-year term and were issued with exercise prices ranging from $0.11 to $0.18 per share.

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

•
Warrants to purchase 2,120,000 shares of common stock issued to employees, directors and consultants on September 19, 2007, as part of their compensation. The warrants have a ten-year term and were issued with an exercise price of $0.18 per share.

•
Warrants to purchase 1,750,000 shares of common stock issued to consultants, on November 8, 2007, as part of their compensation. The warrants have a four-year term and were issued with an exercise price of $0.001 per share.

•
Warrants to purchase 1,100,000 shares of common stock issued to employees, on November 8, 2007, as part of their compensation. The warrants have a ten-year term and were issued with an exercise price of $0.26 per share.

10. NET LOSS PER COMMON SHARE

The following tables set forth the computation of basic and diluted net loss per common share for the years ended December 31, 2007 and 2006, respectively:

	December 31,
	2007	2006
	(in thousands)
Numerator for basic and diluted net loss per share:
Net loss	$(41,394)	$(62,943)

Denominator:
Denominator for basic and diluted net loss per share - weighted-average shares	109,890	104,081

Basic and diluted net loss per common share:	$(0.38)	$(0.60)

As December 31, 2007 17,647,148 compensatory options, 52,210,312 compensatory warrants, 38,951,286 non-compensatory warrants issued in connection with the First and Second Bridge Notes, 38,601,094 warrants issued in connection with the 6% Notes, 4,968,443 warrants issued in connection with the December 6% Notes, 551,724 shares of common stock issuable upon the conversion of outstanding First Bridge Notes and 141,248,310 shares of common stock issuable upon the conversion of the 6% Notes and related notes, and 22,583,844 shares of common stock issuable upon conversion of the December 6% Notes were excluded from the computation of net loss per share because their effect would be anti-dilutive. As of December 31, 2006, 20,610,701 compensatory options and 21,030,000 compensatory warrants and 33,812,133 non-compensatory warrants issued in connection with the First and Second Bridge Notes were excluded from the computation of net loss per share because the effect would be anti-dilutive.

11. EQUITY INVESTMENT

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

12. NOTES PAYABLE

Notes Payable to Shareholders:

During the year ended December 31, 2002, the Company completed a private placement offering for cash proceeds of $524,850. The Company issued 524,850 shares of common stock, issued warrants to purchase 524,850 shares of common stock at a price of $2.00 per share and issued 5% promissory notes with a face value of $524,325, to the investors. The principal amount and accrued interest were due on November 26, 2007. The principal and accrued interest of $593,719 was converted to 3,298,442 shares of common stock upon maturity.

	December 31,
	2007	2006
	(in thousands)
Notes payable, with interest at 5%, fair value	$524	$524
Less: Discount to record note at fair value	(224)	(224)
	300	300
Less: Notes converted into equity	(524)	(50)
Amortization of discount to December 31, 2007	224	217
	$—	$467

The fair value attributed to the notes is based upon the fair value of the underlying financial instruments. The discount resulting from recording the notes at fair value is being amortized using the effective interest method over the five-year term of the notes. As of December 31, 2007 and 2006, accrued interest related to these notes was $0 and $97,000 respectively. Interest expense from these notes for the years ended December 31, 2007, 2006 and 2005 were $29,000, $24,000 and $24,000 respectively.

Note Payable IRL:

As partial consideration for the purchase of the pHarlo assets (see Note 12), Tasker issued a promissory note in the amount of $1,931,973 to IRL. The promissory note bears interest of 3.4% per annum and is payable in equal bi-weekly principal installments of $37,153, plus interest, through July 2007. The following schedule outlines the activity for this note during 2007 and 2006:

	December 31,
	2007	2006
	(in thousands)
Note payable, with interest at 3.4%, fair value	$1,932	$1,932
Principal repayments	(1,932)	(1,253)
	$—	679
Current portion — Note payable — Acquisition of IRC	—	679
Non-current portion — Note payable — Acquisition of IRC	—	—
	$—	$679

Short Term Convertible Bridge Notes:

Between December 1, 2006 and May 1, 2007 the Company issued 10% Convertible Promissory Notes (“First Bridge Notes”) and received cash in the amount of $6,295,091. The First Bridge Notes had maturities six months from issuance and had various maturity dates starting June 1, 2007, incurred interest at 10% per annum and were convertible into shares of common stock at a price of $0.0725 per share, including interest, or other securities pursuant to the terms of the First Bridge Notes. The related discounts and deferred financing fees were fully amortized through the maturity dates and interest continued to accrue at an annual interest rate of 10%.

As discussed below, First Bridge Notes in the aggregate principal amount of $6,255,091, as well as interest thereon of $415,617, were exchanged for 6% Notes which are convertible into 92,009,765 shares of common stock at a conversion price of $0.0725 per share. As of December 31, 2007, First Bridge Notes in the aggregate principal amount of $40,000 had matured and remained outstanding, but no demand for payment has been made by the holders. These outstanding notes are convertible into 551,724 shares of common stock at a conversion price of $0.0725 per share. The Company is in discussions with the note holders of the remaining First Bridge Notes to convert these notes and accrued interest into new notes and/or equity.

In connection with the sale of the First Bridge Notes, the Company had also issued to these investors four-year warrants with an exercise price of $0.09 per share. These warrants entitle the investors to purchase an aggregate of 34,972,733 shares of common stock, which number of shares is based on 50% of the principal amount of the notes purchased by the investor and divided by the per share exercise price of $0.09.

All of the proceeds of the First Bridge Notes were allocated to the warrants and embedded beneficial conversion feature. The resulting debt discount was amortized as additional (noncash) interest expense with a corresponding increase to the First Bridge Notes over the six-month term of the notes using the effective interest method. As of December 31, 2007, the Company had fully amortized the debt discount to interest expense.

In recording the First Bridge Notes, the Company first allocated the proceeds from the sale of the First Bridge Notes between the First Bridge Notes and the warrants based upon their relative fair values, resulting in the recognition of a debt discount of approximately $1,666,000. The value of the warrants was computed using the Black-Scholes option pricing model. Second, in accordance with EITF No. 00-27, “Application of Issue 98 - 5 to Certain Convertible Instruments” after allocating a portion of the First Bridge Note proceeds to the warrants, the Company calculated the value of the embedded beneficial conversion feature in the note by comparing the carrying value of the proceeds, net of the initial debt discount, to the fair value of the shares issuable upon conversion of the debentures. If there is a beneficial conversion, it is recognized, as an additional debt discount to the extent of the remaining proceeds. The Company recognized an additional debt discount of $4,629,000 for the embedded beneficial conversion feature.

As compensation for its services as placement agent for the First Bridge Notes, Indigo Securities, LLC received cash in the amount of approximately $629,500 and seven-year warrants to purchase an aggregate of approximately 8,682,894 shares of the Company’s common stock at an exercise price of $0.0725 per share. These warrants contain a "cashless exercise" option. The total fee of $1,721,000, including the fair value of the warrants issued, has been recorded as deferred financing costs and was amortized as additional (noncash) interest expense over the life of the notes using the effective interest method. On March 6, 2007, the Company issued 2,000,000 shares of its common stock to this placement agent pursuant to the cashless exercise of 2,983,051 of these warrants.

In June 2007, the Company received cash in the amount of $2,000,000 from one investor. In exchange for the cash received, the Company issued to the investor 10% Convertible Promissory Notes (the “Second Bridge Note”), which were convertible into shares of common stock at a conversion price of the lower of $0.16 per share or 90% of the per share amount of a subsequent private placement or if such private placement was not completed by July 4, 2007, the lower of $0.16 per share or 80% of the per share amount of a subsequent private placement. In conjunction with the Second Bridge Note, the Company issued to the investor four-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share. These warrants were valued at $155,000. The subsequent private placement was completed on September 28, 2007 with the issuance of the 6% Notes and the related warrants.  Even though the Company did not complete the subsequent private placement before July 4, 2007, the Company did not issue to the holder of the Second Bridge Note additional warrants and did not issue to such holder in exchange for the Second Bridge Note a 6% Note at a conversion price of 80% of the per share amount of the subsequent private placement but issued such 6% Note at a conversion price of 90% of the per share amount of the subsequent private placement. In exchange for these concessions by the investor, the Company issued to the investor additional warrants in connection with this investor’s participation in the subsequent private placement as compared to warrants issued to other investors.

As compensation for its services as placement agent for the Second Bridge Note, Indigo Securities, LLC received cash in the amount of $200,000 and will receive seven-year warrants to purchase 2,020,202 shares of common stock at an exercise price of $0.099 valued at $214,000. The placement agent warrants also contain a “cashless exercise” option.

Because the terms of the warrants issued to the holder of the Second Bridge Note and the placement agent may cause the potential number of shares issuable on conversion to be indeterminable (due to an anti-dilution provision in the event the Company does a subsequent financing which event the Company cannot assert is improbable), the conversion option and warrants are required to be recorded as derivative liabilities (See Note 2). At December 31, 2007 the investor and the placement agent warrants were valued at $263,000 and $568,000 and include in the caption derivative liabilities on the accompanying consolidated balance sheet. As discussed below, the Second Bridge Note, as well as interest thereon, was exchanged for 6% Notes. Therefore, as of December 31, 2007, no derivative conversion liability related to the Second Bridge Note remained outstanding.

	December 31,

	2007	2006
	(in thousands)
First and Second Bridge Notes, with interest at 10%	$8,295	$1,920
Less: Discount to warrants and beneficial conversion features	(7,011)	(1,920)
	1,284	—
Amortization of discount to December 31, 2007	7,011	320
Less Bridge Notes exchanged for 6% Notes	(8,255)	—
	$40	$320

Long-term 6% Convertible Notes:

On September 28, 2007, the Company issued 6% Secured Convertible Promissory Notes (the “6% Notes”) to accredited investors in the aggregate principal amount of $11,643,624. The aggregate consideration of $11,643,624 was in the form of cash of $3,450,000, convertible at $0.11 per share, the exchange of First Bridge Notes with an aggregate principal amount of $5,755,000, net of unamortized debt discount of $164,000 and the accrued interest thereon of $375,000 convertible at $0.0725 per share and the exchange of Second Bridge Notes with an aggregate principal amount of $2,000,000 and the accrued interest thereon of $64,000, convertible at $0.099 per share. Through December 31, 2007, additional 6% Notes were issued to accredited investors in the aggregate principal amount of $1,040,972. The aggregate consideration of $1,040,972 was in the form of cash of $500,000, convertible at $0.11 per share and the exchange of First Bridge Notes with an aggregate principal amount of $500,000 and the accrued interest thereon of $40,972 convertible at $0.0725 per share. The principal amount of the 6% Notes is due three years from the date of initial issuance, maturing on September 27, 2010. Interest is payable quarterly in cash or by issuance of new notes. Each investor of the 6% Notes received four-year warrants at an exercise price of $0.15 per share (the “Warrants”) to purchase shares of the Company common stock; the number of which is based on the form of consideration used to purchase the 6% Notes. The 6% Notes in the aggregate are convertible at conversion prices as noted above into approximately 148,766,219 shares of the Company common stock. The Warrants entitle the holders thereof to purchase an aggregate of approximately 35,010,182 shares of the Company common stock. The placement agent of the 6% Notes which were issued for cash consideration received, in the aggregate, a cash fee of approximately $395,000 and seven-year warrants to purchase an aggregate of approximately 3,590,909 shares of the Company common stock at an exercise price of $0.11 per share.

Because the terms of the instruments cause the potential number of shares issuable on conversion to be indeterminable (due to an anti-dilution provision in the event the Company does a subsequent financing which event the Company cannot assert is improbable) which is not limited by the terms of the agreement, and the Company is unable to assure it will have sufficient available shares to issue upon conversion of all convertible instruments, the conversion option and warrants are required to be recorded as derivative liabilities (See Note 2). The initial amounts recorded for these derivative liabilities are approximately $8,476,000 for the warrants and approximately $35,965,000 for the conversion option, which result in a debt discount of $12,684,000, extinguishment of a derivative conversion liability related to the Second Bridge Notes of approximately $8,002,000, remaining unamortized deferred financing costs of approximately $3,000, resulting expenses recorded as a financing cost of approximately $7,427,000 and a loss on refinancing of existing debt of approximately $16,540,000.

As of December 31, 2007, consistent with the terms of the original 6% Notes, we issued additional 6% Notes in the aggregate principal amount of $34,859 to eleven holders of such original 6% Notes in lieu of a cash interest payment (the “Interest Notes”). The Interest Notes, which are materially identical in their terms to the original 6% Notes issued in exchange for First Bridge Notes, are convertible into an aggregate of 371,612 and 71,970 shares of our common stock at conversion prices of $0.0725 and $0.11 per share respectively. A debt discount of $35,000, a financing cost of $37,000 and a derivative conversion liability of $72,000 were recorded in connection with the issuance of the Interest Notes. The net carrying amount of all of the 6% Notes at December 31, 2007 is $945,000.

	December 31,

	2007	2006
	(in thousands)
Convertible Notes, with interest at 6%	$12,719	$—
Less: Discount to warrants and beneficial conversion features	(12,719)	—
	$—	$—
Amortization of discount to December 31, 2007	1,522	—
Less Notes Converted to Common Stock	(577)	—
	$945	$—

As of December 20, 2007, the Company issued 6% Secured Convertible Promissory Notes due December 2010 (the “December 6% Notes”) in an aggregate principal amount of $2,032,546 and warrants to purchase an aggregate of 2,710,061 shares of our common stock at an exercise price of $0.15 per share (the “December Warrants”). The Company issued these securities in lieu of common stock in connection with its solicitation of the exercise of warrants to purchase common stock at an exercise price of $0.09 per share (the “Tender Offer”). The gross proceeds from the warrant exercise (approximately $2.0 million) were released from escrow on December 31, 2007. A Tender Offer Statement on Schedule TO relating to the solicitation of the exercise of the warrants was filed with the Securities and Exchange Commission on November 21, 2007 (File Number 005-78706), as amended on January 4, 2008. The placement agent received a cash fee of $203,254 and seven-year warrants to purchase 2,258,382 shares of our common stock in connection with the Tender Offer.

Because the terms of the instruments cause the potential number of shares issuable on conversion to be indeterminable (due to an anti-dilution provision in the event the Company does a subsequent financing which event the Company cannot assert is improbable) which is not limited by the terms of the agreement, and the Company is unable to assure it will have sufficient available shares to issue upon conversion of all convertible instruments, the conversion option and warrants are required to be recorded as derivative liabilities (See Note 2). The initial amounts recorded for these derivative liabilities are approximately $337,000 for the warrants and approximately $2,732,000 for the conversion option, which results in a debt discount of $2,033,000 and a financing cost of $1,036,000. The net carrying amount of the December 6% Notes at December 31, 2007 is $20,000.

	December 31,

	2007	2006
	(in thousands)
December Convertible Notes, with interest at 6%	$2,033	$—
Less: Discount to warrants and beneficial conversion features	(2,033)	—
	$—	$—
Amortization of discount to December 31, 2007	20	—
	$20	$—

6% Notes purchased by related parties

On December 1, 2006, Greg Osborn, Executive Chairman and a director of the Company, purchased First Bridge Notes in the principal amount of $25,000, which notes are convertible into 344,828 shares of common stock, and warrants to purchase 138,888 shares of our common stock with an exercise price of $0.09 per share. On September 28, 2007, Mr. Osborn exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $27,132, which notes are convertible into 374,234 shares of common stock, and received warrants to purchase 50,000 shares of common stock with an exercise price of $0.15 per share.

On December 1, 2006, January 31, 2007 and February 21, 2007, Lanny Dacus, President, Chief Executive Officer and a director of the Company, purchased First Bridge Notes in the aggregate principal amount of $87,500, which notes are convertible into 1,206,897 shares of common stock, and warrants to purchase 486,111 shares of our common stock with an exercise price of $0.09 per share. On September 28, 2007, Mr. Dacus exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $94,063, which notes are convertible into 1,297,421 shares of common stock, and received warrants to purchase 175,000 shares of common stock with an exercise price of $0.15 per share. On December 20, 2007, Mr. Dacus exercised warrants to purchase 486,111 shares of our common stock, and received a note for $43,750 convertible into 486,111 shares of common stock, and warrants to purchase 58,333 shares of common stock with an exercise price of $0.15 per share. On December 31, 2007 Mr. Dacus elected to receive the quarterly interest due on the September 2007 6% Notes in the form of a new 6% note in lieu of cash. This note is convertible into 20,542 shares of common stock at a conversion price of $0.0725 per share.

On January 25, 2007, Joseph Carfora, a director of the Company, purchased First Bridge Notes in the principal amount of $20,000, which notes are convertible into 275,862 shares of common stock, and warrants to purchase 111,111 shares of our common stock with an exercise price of $0.09 per share. On September 28, 2007, Mr. Carfora exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $21,361, which notes are convertible into 294,634 shares of common stock, and received warrants to purchase 40,000 shares of common stock with an exercise price of $0.15 per share. On November 29, 2007, Mr. Carfora purchased an additional $5,000 aggregate principal amount of 6% Notes for cash, which notes are convertible into 45,454 shares of common stock. In connection with his cash purchase, Mr. Carfora also received warrants to purchase 16,667 shares of common stock.

On May 1, 2007, Timothy Lane, a director of the Company, purchased First Bridge Notes in the principal amount of $50,000, which notes were convertible into 689,655 shares of common stock, and warrants to purchase 69,444 shares of our common stock. On September 28, 207, Mr. Lane exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $52,069, which notes are convertible into 718,193 shares of common stock, and received warrants to purchase 100,000 shares of common stock.

On February 14, 2007, Leonid Frenkel, who resigned as director of the Company on June 1, 2007, purchased First Bridge Notes in the principal amount of $250,000, which notes were convertible into 3,448,276 shares of common stock, and warrants to purchase 1,388,888 shares of our common stock. On April 12, 2007, Mr. Frenkel purchased additional First Bridge Notes in the principal amount of $200,000, which notes were convertible into 2,758,621 shares of common stock, and additional warrants to purchase 1,111,111 shares of our common stock. Under the terms of the additional notes and the additional warrant agreements, Mr. Frenkel could not convert any of these additional notes or exercise any of these additional warrants if his ownership of our common stock exceeded 4.99% or 9.99% of our outstanding stock as calculated according to Section 13(d) of the Exchange Act, unless all outstanding First Bridge Notes were converted. Either of the 4.99% or 9.99% limitations could be waived by Mr. Frenkel on 61 days notice. On September 28, 2007, Mr. Frenkel exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $474,958, which notes are convertible into 6,551,149 shares of common stock, and received warrants to purchase 900,000 shares of common stock.

On January 25, 2007, Frederick Ledlow, a director of the Company, purchased First Bridge Notes in the principal amount of $12,500, which notes are convertible into 172,414 shares of common stock, and warrants to purchase 69,444 shares of our common stock. On September 28, 2007, Mr. Ledlow exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $13,351, which notes are convertible into 184,152 shares of common stock, and received warrants to purchase 25,000 shares of common stock. On December 20, 2007, Mr. Ledlow exercised warrants to purchase 69,444 shares of our common stock and received a note for $6,250 convertible into 69,444 shares of common stock and warrants to purchase 8,333 shares of common stock with an exercise price of $0.15 per share.

On January 25, 2007, Peter O’Gorman, a director of the Company, purchased First Bridge Notes in the principal amount of $25,000, which notes are convertible into 344,828 shares of common stock, and warrants to purchase 344,828 shares of our common stock. On September 28, 2007, Mr. O'Gorman exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $26,701, which notes are convertible into 50,000 shares of common stock, and received warrants to purchase 25,000 shares of common stock. On December 20, 2007, Mr. O’Gorman exercised warrants to purchase 138,889 shares of our common stock and received a note for $12,500 convertible into 138,889 shares of common stock and warrants to purchase 16,667 shares of common stock with an exercise price of $0.15 per share.

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

The following unaudited proforma information gives effect to the acquisition as if it had occurred on the first day of the period ended:

December 31, 2005
Total revenues	$705
Net loss	(20,033)
Loss per share, basic and diluted	$(0.24)

14. INCOME TAXES

A reconciliation of income tax expense to the benefit computed at the statutory rate of 34% for the years ended December 31, 2007, 2006 and 2005 is approximately as follows:

	2007	2006	2005
Benefit at statutory rate	$(14,074)	$(21,400)	$(6,211)
Non-cash interest and losses attributable to derivative conversion liabilities	8,517	—	—
Stock-based compensation	—	—	165
Beneficial conversion feature	—	92	—
State and local taxes, net of federal benefit	(2,484)	(3,777)	(1,096)
Adjustment of prior year accrual	(23)	(324)	—
Change in valuation allowance	8,041	25,390	(367)
Other	23	19	(36)
	$—	$—	$—

Significant components of the Company’s deferred income tax assets and liabilities at December 31, 2007 and 2006 are approximately as follows:

	2007	2006
Deferred tax assets:
Net operating losses	$20,086	$13,355
Intangible assets and goodwill	14,654	16,038
Stock -based compensation	5,931	3,409
Reserves	936	1,236
Valuation allowance	(41,607)	(33,566)
Net deferred tax assets	$—	$472
Deferred tax liabilities:
Depreciation & Amortization	$—	(12)
Beneficial Conversion	—	(460)
Total deferred tax liabilities	—	(472)
Net deferred tax assets	$—	$—

As of December 31, 2007, the Company has a U.S. Federal net operating loss carry forward of approximately $50.0 million, which will expire commencing 2019 through 2027, if not utilized. Under Internal Revenue Code Section 382, the amounts of and benefits from net operating loss carry forwards may be impaired or limited in certain circumstances. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined over a three year period. The amount of such limitation, if any, has not been determined.

Management of the Company has decided to record a valuation allowance for its full net deferred tax asset, as it is more likely than not that the Company will not be able to utilize these deferred tax assets against future income, in addition to possible limitations of the net operating losses due to various changes in ownership over the past year. Our valuation allowance increased $8,041,000 and $24,929,000 during the years ended December 31, 2007 and 2006, respectively.

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

On January 26, 2006 the Patent and Technology Sub-License Agreement was amended to restructure the R&D Fees payable to pHarlo IP, eliminating the requirement for advance payments of contractually specified amounts in lieu of quarterly payments in arrears based on actual sales of products using the pHarlo technology. The amended Sub-License Agreement provided for minimum fees of $150,000, capped at $500,000, for fiscal 2006. There are no other minimum R&D Fees payable after 2006, although R&D Fees for all subsequent years are capped at specified rates. In the fiscal year 2007 the Company paid $84,478 and accrued $39,819 under this agreement.

Wynn Starr Agreement

In 2004 the Company entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement, as amended through January 23, 2007, the Company has granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. In return for this license, Wynn Starr will purchase licensed products from the Company and will withhold up to 25% of the net sale price per gallon sold, based on different increments of achieved net sale prices. The Amended agreement also includes other target performance criteria such that, if met by Wynn Starr, the Company will issue to Wynn Starr a warrant to purchase up to 1,300,000 shares of our common stock with an exercise price based upon the closing price of our common stock on January 23, 2007, the date of the amendment. These performance criteria were not met and the Company did not issue any warrants to Wynn Starr. As of December 31, 2007, the Company had paid $42,000 to Wynn Starr and had a receivable of approximately $6,700 from Wynn Starr, net of amounts owed to Wynn Starr, under this royalty arrangement. Steven B. Zavagli, a former member of our board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc. We have recently notified Wynn Starr of our rescission and termination of the Wynn Starr Agreement.

Litigation and Claims

The Company is involved in certain legal proceedings and is subject to certain lawsuits, alleged claims and regulations in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, the Company believes that their resolution will not have a material adverse effect on the Company’s financial statements.

Employment Agreements

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

In April 2007, the Company entered into an employment agreement with Greg Osborn in connection with his appointment as Executive Chairman. The agreement provides for, among other things, a term of up to 21 months, an annual salary of $60,000, an annual bonus at the discretion of the board, the grant of initial warrants for the purchase of 2,625,000 shares of common stock exercisable on a quarterly basis over the term of the agreement at an exercise price of $0.19 per share, the grant of additional warrants exercisable for 7,500,000 shares of common stock at an exercise price of $0.19 per share with vesting contingent upon achievement of contractually specified performance goals, severance payments and a cash payment of $20,000 per month for a period of nine months commencing when the Company reaches profitability. Mr. Osborn is the Managing Partner of the firm that served from December 2006 to December 2007 as placement agent for the offering of the First Bridge Notes, the Second Bridge Notes, the 6% Notes and the December 6% Notes in the Tender Offer.

On February 8, 2006, the Company appointed Stathis Kouninis as Chief Financial Officer. On May 10, 2007, the Company entered into an amended and restated employment agreement, effective April 2, 2007, with Stathis Kouninis, the Company’s Chief Financial Officer, which provides for: (i) a base salary of $185,000 per year; (ii) an annual bonus payment at the discretion of the Chief Executive Officer; (iii) a bonus in the amount of $15,000 if the Company consummate a financing in the amount of at least $3,000,000; and (iv) eligibility to participate in the Company existing benefit plans. The Company will provide Mr. Kouninis with an automobile during the term of his employment agreement and will reimburse Mr. Kouninis for all reasonable automobile expenses. If Mr. Kouninis’ employment is terminated by us for any reason other than Cause, as defined in his employment agreement, or if he should resign for Good Reason, as defined in his employment agreement, or in the event of the death or disability of Mr. Kouninis during the term of his employment agreement, Mr. Kouninis will be entitled to a lump sum payment equal to six months of his base salary at the rate in effect on the date of termination of his employment, provided he executes a mutually agreeable release of claims against us. In the event Mr. Kouninis’ employment is terminated by the Company for any reason other than Cause or if he should resign for Good Reason, the Company will also pay the cost of Mr. Kouninis’ group family health insurance coverage for a period of six months. The employment agreement further provides that all stock options and warrants previously granted to Mr. Kouninis will fully vest upon a Change in Control, as defined in the employment agreement, or if Mr. Kouninis’ employment is terminated by the Company for any reason other than Cause or if he should resign for Good Reason. The term of the employment agreement is for two years with automatic renewals for successive one year periods. “Cause,” “Good Reason” and “Change of Control” as defined in Mr. Kouninis’ employment agreement have substantially the same meanings as such terms are defined in Mr. Dacus’ employment agreement. See Note 3 to the Grants in 2006 of Plan Based Awards Table and Note 1 to the table in “Employment Agreements — Lanny R. Dacus.”

Severance payments

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

Operating leases

On April 19, 2005, the Company entered into a five -year lease effective May 1, 2005, for corporate offices in Danbury, Connecticut, at an annual base rent of $173,660, subject to modest annual increases thereafter. Effective October 1, 2007, the Company relocated its Corporate Office from Danbury, Connecticut, to Fairlawn, New Jersey. As a result of this relocation, the Company leased in Fair Lawn, New Jersey 2,000 square feet of office space under a lease that expires in October 2010 at an annual base rent of $36,000. Also in connection with this relocation, the company is pursuing alternatives of restructuring its Danbury, Connecticut office lease and has accrued $249,000 of office lease exit costs, net of estimated sublease income, related to this lease. As part of the 2005 Acquisition, the Company assumed a five-year lease for manufacturing, warehousing and office space at an annual base rent of $114,000.

Future aggregate minimum annual rental payment for these facility leases, for the next five years, is shown in the schedule below. In addition, the annual lease expense for leased vehicles is approximately, $16,000, $5,000 and $3,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

Future Minimum Facility Lease Payments
2008	$336
2009	313
2010	96
2011	—
Total	$745

Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $255,000, $304,000 and $340,000, respectively.

In March 2007, the Company’s board of directors approved that the Company enter into an employment agreement with Mr. Greg Osborn in connection with his appointment as Director and Chairman of the Board of Directors. Mr. Osborn is the Managing Partner of the placement agent for the First Bridge Notes, the Second Bridge Notes, the 6% Notes and the December 6% Notes in the Tender Offer. (See Note 12)

16. SEGMENTS — ENTERPRISE WIDE DISCLOSURES

The Company owns several utility patents that allow it to produce, market and distribute certain product applications related to these utility patents. In 2005, the Company began selling two product applications, Unifresh(R) Footbath and Close Call(R) and then added Tasker Pacific Blue(TM) Seafood Wash and Unifresh(R) Pen Spray products. The Chief Operating Decision Maker (CODM) of the Company is the President and CEO. The operating results of each product application, other than for revenues, are not separately tracked or reported. Operating results by product application are not reviewed by the CODM because discrete financial information is not available. Consequently, as permitted by the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has one reportable segment for financial statement purposes.

Revenue by Product

The Company’s revenue by product is as follows for each of the years ended (in thousands):

	December 31,
	2007	2006
Unifresh(R) Footbath	$1,393	$1,147
Close Call(R)	1	174
Tasker Pacific Blue(TM) Seafood Wash	25	5
Tasker Blue Poultry Processing	1,182	160
	$2,601	$1,486

Dependence on Certain Customers

For the years ended December 31, 2007 and 2006, there were three customers in each year that accounted for 10% or more of the Company’s consolidated revenue. The Company’s dependence on those customers as a percentage of total revenues is as follows:

	December 31,
	2007	2006
Customer A	—	28%
Customer B	12%	12%
Customer C	27%	11%
Customer D	14%	—

Accounts Receivable Concentration

Balances due to these customers as a percentage of accounts receivable for the respective years at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Customer A	—	7%
Customer B	—	—
Customer C	13%	68%
Customer D	21%	—

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$426	$632	$693	$850
Gross margin	331	559	469	622
Net Income (loss)	(5,881)	(8,047)	(38,311)	10,845
Net Income ( loss) per share — basic and dilutive	$(0.06)	$(0.07)	$(0.35)	$0.09

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$221	$537	$531	$197
Gross margin	153	392	297	(293)
Net loss	(4,925)	(33,688)	(3,651)	(20,679)
Net loss per share — basic and dilutive	$(0.05)	$(0.32)	$(0.03)	$(0.20)

18. SUBSEQUENT EVENTS

6% Notes

On January 4, 2008, the Company issued an additional December 6% Note in the aggregate principal amount of $100,000 (convertible into 1,111,111 shares of our common stock at an initial conversion price of $0.09 per share) and December Warrants to purchase an aggregate of 133,333 shares of its common stock at an exercise price of $0.15 per share. The Company issued these securities in lieu of common stock to an accredited investor in connection with that investor's exercise of its warrants to purchase common stock at an exercise price of $0.09 per share. The Company received proceeds of $90,000 in connection with this transaction.

Warrant and Common stock issuances

In January 2008, several investors in the 6% Notes, converted $519,018 of principal and accrued interest into 7,158,863 restricted shares of common stock. These shares were not registered under the Securities Act because such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as they were transactions by an issuer that did not involve a public offering of securities.

On January 29, 2008, an investor in a 6% Note, converted $11,000 of principal and accrued interest into 100,000 restricted shares of common stock. These shares were not registered under the Securities Act because such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as they were transactions by an issuer that did not involve a public offering of securities.

In February 2008, several investors in the 6% Notes, converted $207,965 of principal and accrued interest into 2,868,478 restricted shares of common stock. These shares were not registered under the Securities Act because such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as they were transactions by an issuer that did not involve a public offering of securities.

In February 2008, several investors in the 6% Notes, converted $125,012 of principal and accrued interest into 1,724,310 shares of common stock out of the authorized, but unissued, shares.

In March 2008, several investors in the 6% Notes, converted $321,089 of principal and accrued interest into 4,428,810 shares of common stock out of the authorized, but unissued, shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER PRODUCTS CORP.

By:	/s/ Stathis Kouninis
Stathis Kouninis Chief Financial Officer

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Greg Osborn	Chairman of the Board	March 31, 2008
Greg Osborn

/s/ Lanny Dacus	President and Chief Executive Officer	March 31, 2008
Lanny Dacus	(Principal Executive Officer)

/s/ Stathis Kouninis	Chief Financial Officer	March 31, 2008
Stathis Kouninis	(Principal Financial and Accounting Officer)

/s/ Joseph Carfora	Director	March 31, 2008
Joseph P. Carfora

/s/ Timothy Lane	Director	March 31, 2008
Timothy Lane

/s/ Frederick Ledlow	Director	March 31, 2008
Frederick G. Ledlow

/s/ William Miller	Director	March 31, 2008
William P. Miller

/s/ Peter O’Gorman	Director	March 31, 2008
Peter O’Gorman