Form 10-Q
period 2008-03-31
TASKER PRODUCTS CORP
filed 2008-05-15
CIK 1084557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission file number: 0-32019

TASKER PRODUCTS CORP.
(Exact name of registrant as specified in its charter)

Delaware	88-0426048
(State of incorporation)	(IRS Employer Identification No.)

21-00 Route 208,
Fairlawn, NJ 07410
(Address of principal executive offices)

(201) 796-0815
(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of May 12, 2008 was 142,843,451.

TASKER PRODUCTS CORP.

Forward-Looking Statements

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: our ability to obtain new financing and/or generate revenue growth in the near future; our history of losses; our limited experience in the marketing of our products; our ability to compete with other products in our market space; the risk of unfavorable federal regulation; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2007 and such other reports and documents that we file from time to time with the Securities and Exchange Commission. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the Securities and Exchange Commission, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	March 31,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$616	$2,671
Accounts receivable, net of allowance for doubtful accounts of $62 and $39, respectively	402	283
Notes receivable	75	84
Inventories	298	285
Prepaid expenses and other current assets	44	95
Total current assets	1,435	3,418

Notes receivable, net of current portion	723	707
Property and equipment, net	937	998
Intangible assets, net	6,877	7,084
Goodwill	9,835	9,835
Deferred financing costs	1,594	1,866
Deposits, net	12	19
Total assets	$21,413	$23,927

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$678	$780
Other accrued liabilities	1,559	1,663
Notes payable - first bridge note, net of discount	40	40
Derivative liabilities	9,216	31,656
Warrants payable - placement agent	1,501	1,501
Total current liabilities	12,994	35,640

Long-term liabilities:
Notes payable-6% Notes	2,059	965
Other long-term liabilities	16	19
Total long -term liabilities	2,075	984
Total liabilities	15,069	36,624
Stockholders’ equity:
Preferred stock, $0.001 par value;15,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 450,000 shares authorized; 140,026 and 121,456 shares issued and outstanding, respectively	140	121
Additional paid-in capital	119,440	117,584
Accumulated deficit	(113,236)	(130,402)
Total stockholders’ equity (deficit)	6,344	(12,697)
Total liabilities and stockholders’ equity (deficit)	$21,413	$23,927

 See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Three Months Ended March 31,
	2008	2007

Revenues	$1,022	$426
Cost of goods sold	401	95
Gross margin	621	331

Operating expenses
Selling, general & administrative (1)	2,572	3,207
Product development (1)	326	484
Depreciation and amortization	279	277
Total operating expenses	3,177	3,968

Loss from operations	(2,556)	(3,637)

Other income (expense):
Interest expense	(229)	(105)
Interest income	28	17
Amortization of fair value assigned to beneficial conversion feature and amortization of fair value of warrants	(1,194)	(1,686)
Amortization of deferred financing costs	(177)	(521)
Gain on extinguishment of debt	—	51
Gain on change in value of derivative liabilities	21, 294	—
Total other income (expense), net	19,722	(2,244)
Net income (loss) before taxes	17,166	(5,881)
Provision for income tax	—	—
Net income (loss)	$17,166	$(5,881)
Net income (loss) per common share, basic	$.13	$(0.06)
Net income (loss) per common share, diluted	$.06	$(0.06)
Weighted average common shares outstanding, basic	131,123	106,896
Weighted average common shares outstanding, dilutive	282,781	106,896

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2008	2007
Selling, general & administrative	$371	$1,344
Product development	2	136
Total	$373	$1,480

See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$17,166	$(5,881)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash items
Depreciation and amortization	279	277
Noncash interest and liquidated damages	—	(7)
Write-off of raw materials	—	20
Stock-based compensation	373	1,480
Allowance for uncollectible accounts receivable	24	6
Noncash financing costs	111	—
Amortization of debt discount	1,194	—
Amortization of discount on convertible bridge notes		1,686
Amortization of deferred financing costs	177	522
Gain on change in fair value of derivative liabilities	(21,294)	—
Changes in operating assets and liabilities:
Accounts receivable	(134)	(67)
Inventories	(13)	(20)
Prepaid expenses and other current assets	145	138
Accounts payable	(102)	(575)
Other accrued liabilities	(113)	(389)
Net cash used in operating activities	(2,187)	(2,810)

Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(10)	(27)
Payments for deposits and other	7	—
Net cash used in investing activities	(3)	(27)

Cash flows from financing activities:
Proceeds from private placements, net of issue costs	135	3,041
Deferred financing costs	—	(428)
Repayment of auto loan	—	(3)
Repayments on notes payable	—	(271)
Net cash provided by financing activities	135	2,339
Net decrease in cash and cash equivalents	(2,055)	(498)
Cash and cash equivalents, beginning of period	2,671	932
Cash and cash equivalents, end of period	$616	$434

Supplemental disclosures of cash flow information:
Interest paid	$—	$4
Taxes paid	$—	—
Supplemental disclosures of non-cash investing and financing activities:
Fair value of warrants issued as private placement fees	$—	$635
Recognition of debt discounts related to warrants , beneficial conversion and derivative liabilities	$244	$3,079
Conversion of debt and accrued interest into long-term debt	$197	$—
Conversion of debt and accrued interest into common stock	$1,501	$—

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

Tasker Products Corp. and its subsidiaries (collectively, the "Company") manufacture, distribute and market products using pHarlo technology, a process that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout a wide range of pH values. The Company currently markets the following: Unifresh® Footbath and other related products that clean and disinfect the hooves of dairy cows, Tasker Blue, an antimicrobial aid in the scalder (a stage in poultry processing designed to loosen feathers so that they can be picked and removed mechanically) and the post-feather picker process (the method used in chicken processing that receives chickens immediately after the scalder and mechanically removes feathers) sections of poultry processing; Tasker Clear (an acidifier that controls pH levels to enhance the effectiveness of liquid bacteriostatic applications) and Tasker Pacific Blue™ Seafood Wash (a product used in commercial and retail seafood processing to extend shelf life and reduce or eliminate odors).

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2008 and December 31, 2007 and for the three month periods ended March 31, 2008 and 2007 reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results that may occur for the year ending December 31, 2008.

Certain prior period amounts have been reclassified to conform to the current year presentation.

2. Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157) . This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 , which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on the Company’s results of operations or financial position. The disclosures required under SFAS 157 are set forth in Note 15. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 155 (SFAS 159 ). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on January 1, 2008 resulting in no impact to the Company’s financial condition, results of operations or cash flows.

3. New Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact FAS 161 will have on the Company’s consolidated financial statements.

In December 2007, the SEC issued SAB No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company does not expect the adoption of SAB 110 to have a material effect on its consolidated financial statements.

4. Liquidity

Going Concern

The Company has incurred losses in its operations in each quarter since it changed its business direction in late 2002. For the three months ended March 31, 2008, the Company incurred a loss from operations of approximately $2.6 million. The Company has not generated positive cash flow from operating activities for the three months ended March 31, 2008 and 2007. The Company expects to continue to incur operating losses for the foreseeable future. We anticipate operating expenses will increase as we attempt to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability. If we are not able to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

At March 31, 2008, the Company had a total of approximately $616,000 of cash and cash equivalents.

On May 2, 2008, the Company announced that it had received $250,000 of cash in the form of a bridge loan, of which its president, CEO and director, Lanny Dacus, and executive chairman and director, Greg Osborn, invested $50,000 each. The Company also announced that it has entered into an agreement with a private placement agent to raise up to $5,000,000 (the "Qualified Raise") the terms of which are still under negotiation. There can be no assurances that the Company will be able to raise any funds pursuant to this private placement agreement. The bridge loan will convert into the Qualified Raise, under the same terms and conditions upon its completion.

Based upon the Company’s forecast of future revenues from its products in conjunction with the cash on hand, cash expected to be generated from operations will not provide adequate funding for the Company’s working capital over the next twelve months. The Company’s cash resources and its ability to continue to operate and grow its business are dependent upon obtaining additional financing from the exercise of outstanding warrants, and the proposed Qualified Raise or a similar credit facility and/or generating revenue growth from operations. While the Company has been in the process of aggressively developing, marketing and selling its products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of the Company’s efforts will be consistent with its cash availability and burn rate. If the Company is unable to obtain financing and/or generate sufficient revenue growth from existing and new business arrangements, the Company will not have sufficient cash to support its operations and meet its obligations. The Company anticipates that it will need approximately an additional $3-5 million to support its operations and meet its obligations over the next twelve months.

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

Registration Rights Agreements

Since the Company’s inception, the Company has funded operations and investing activities through the sale of common stock, warrants and convertible debt under several private placements. Requirements for liquidated damages under some of these private placements may have an impact on the Company’s future liquidity. To date, the Company has satisfied and/or received waivers for the provisions of a number of the agreements that would have otherwise required the Company to pay liquidated damages.

At March 31, 2008, there was no derivative liability balance related to the April 2004 and July 2004 registration rights agreements, since the shares purchased under the April 2004 and July 2004 private placements could be sold under Rule 144(k) of the Securities Act of 1933.

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

As it relates to the January 2006 private placement, the Company, despite using its best efforts, failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006, the Company is required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 133,359 shares of common stock and warrants to purchase 133,359 shares of common stock. As of March 31, 2008, the Company had not issued these shares and warrants.

We are required to file a series of registration statements covering the resale of the shares of common stock underlying the 6% Notes, the Warrants, the December 6% Notes, the December Warrants, the Interest Notes and the four-year warrants issued to purchasers of the First Bridge Notes and the Second Bridge Notes, as well as the warrants issued to the placement agent in connection with the issuance of the First Bridge Notes, Second Bridge Notes and 6% Notes issued for cash and in connection with the Tender Offer (all as defined below). In the event we fail to file or cause these registration statements to become effective within specified time periods, we will be required to pay liquidated damages (except with respect to warrants issued to the placement agent) equal to 1% of the principal amount of the affected notes and the purchase price of shares of common stock issued on conversion of these notes and exercise of related warrants for each 30-day delay in the filing or effectiveness of such registration statement (or such lesser pro-rata amount for any period of less than 30 days.)

5. Notes Receivable

On March 28, 2005, in connection with the 2005 acquisition of the pHarlo Assets, the Company issued to David Creasey, a principal of pHarlo Citrus Technologies and Indian River Labs, a loan of $625,000. This loan is secured by options and stock that Mr. Creasey holds in the Company. As of March 31, 2008, the balance of this loan is approximately $783,000 including accrued interest of approximately $158,000.

6. Goodwill and Other Intangible Assets

The net carrying values of goodwill and other intangible assets at March 31, 2008 were as follows (in thousands):

	Carrying Amount	Additions	Amortization	Net Carrying Amount/ Adjusted Basis

Amortizable utility patents	$7,084	$—	$207	$6,877

Goodwill	$9,835	$—	$—	$9,835

The net carrying values of goodwill and other intangible assets at December 31, 2007 were as follows (in thousands):

	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount/ Adjusted Basis
Amortizable utility patents	$22,525	$12,239	$3,202	$7,084

Goodwill	$41,677	$31,842	$—	$9,835

The Company recorded amortization expense of approximately $207,000 and $207,000 related to the other intangible assets for the three months ended March 31, 2008 and 2007, respectively.

Future expected amortization expense of intangible assets for the remaining three quarters of the current fiscal year and the subsequent fiscal years is as follows (in thousands):

2008	622
2009	829
2010	829
2011	829
2012	829
2013 and thereafter	2,939

7.  Warrants and Stock Options

Warrants:

Outstanding warrants (excluding warrants issued for compensation subsequent to adoption of SFAS 123R included below under share-based payments) at March 31, 2008, were as follows:

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

•
Warrants to purchase 1,473,770 shares of common stock issued to investors in connection with the September 2005 private placement. The warrants have a five-year term. The warrants granted pursuant to the September 2005 private placement originally had an exercise price of $3.00. In January 2006, in connection with an amendment to the agreement the exercise price of the warrants was reduced from $3.00 to $1.00 per share.

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

•
Warrants to purchase 11,277,780 shares of common stock issued to lenders in connection with the sale of the First Bridge Notes between December 1, 2006 and May 1, 2007 (net of 1,111,111 converted to Note Payable). The warrants have a four-year term and were issued with an exercise price of $0.09 per share.

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

•
Warrants to purchase 2,020,202 shares of common stock issuable to a placement agent in connection with the sale of the Second Bridge Notes on June 4, 2007. The warrants have a seven-year term, were issuable with an exercise price of $0.099, and contain a "cashless exercise" option.

•
Warrants to purchase 32,343,515 shares of our common stock issued to lenders in connection with the sale of the 6% Notes on September 28, 2007. The warrants have a four-year term and were issued with an exercise price of $0.15.

•
Warrants to purchase 3,136,364 shares of our common stock were issuable to a placement agent in connection with the sale of the 6% Notes. The warrants have a seven- year term, were issuable with an exercise price of $0.11 per share and contain a “cashless exercise” option.

•
Warrants to purchase 2,666,669 shares of our common stock issued to lenders in November and December 2007 in connection with the sale of 6% Notes. The warrants have a four-year term and were issued with an exercise price of $0.15.

•
Warrants to purchase 454,545 shares of our common stock issuable to a placement agent in November in connection with the sale of 6% Notes. The warrants have a seven-year term, were issuable with an exercise price of $0.11 and contain a “cashless exercise” option.

•
Warrants to purchase 2,710,061 shares of common stock issued to lenders in connection with the December 20, 2007 Tender Offer. The warrants have a four-year term and were issued with an exercise price of $0.15 per share.

•
Warrants to purchase 2,258,382 shares of our common stock were issuable to a placement agent in connection with the December 20, 2007 Tender Offer. The warrants have a seven-year term, and were issuable with an exercise price of $0.09 per share.

•
Warrants to purchase 133,333 shares of common stock issued to a lender in January 2008 in lieu of common stock in connection with that lender’s exercise of its warrants to purchase common stock at an exercise price of $0.09 per share. The warrants have a four-year term and were issued with an exercise price of $0.15.

•
Warrants to purchase 166,667 shares of our common stock issued to a lender in January 2008 in connection with the sale of a 6% note. The warrants have a four-year term and were issued with an exercise price of $0.15.

•
Warrants to purchase 1,417,292; 535,101; and 316,185 shares of our common stock at $0.0725, $0.11, and $0.09 respectively in connection with notes issued in lieu of interest due for the three months ended March 31, 2008, on the 6% Notes.

The following table summarizes the Company’s warrant activity (excluding warrants issued for compensation subsequent to adoption of SFAS 123R included below under share-based payments) for the quarter ended March 31,2008:

	Number of warrants	Exercise Price per warrant	Weighted average exercise price per warrant share
Outstanding, January 1, 2008	82,520,823	$0.0725 - $2.00	$0.32
Granted	2,568,578	$0.0725 - $0.15	$0.09
Converted to Note Payable	(1,111,111)	$0.09	$0.09
Outstanding, March 31, 2008	83,978,290	$0.0725 - $2.00	$0.30

As of March 31,2008, the weighted average contractual life of warrants outstanding (excluding warrants issued for compensation subsequent to adoption of SFAS 123R included below under share-based payments) is approximately 3.6 years.

Share-based payments:

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective transition method. The total expense associated with non-plan warrant and stock option based employee compensation was approximately $373,000 and $1,480,000 for the three months ended March 31, 2008 and 2007, respectively.

The aggregate intrinsic value in the tables below represents the total intrinsic value (the difference between the closing stock price on the last trading day of the quarter ended March 31, 2008 and the exercise price, multiplied by the number of in-the-money options and warrants) that holders would have received had all such holders exercised their options and warrants on March 31, 2008. This amount changes each reporting period based on changes in the fair market value of the Company’s common stock. No compensatory options or warrants were exercised during the three months ended March 31, 2008 or 2007.

As at March 31, 2008, future compensation cost related to non-vested stock options and warrants, less estimated forfeitures, is approximately $2,309,000 and will be recognized over an estimated weighted average period of 4.86 years.

A summary of stock option and warrants activity is as follows:	Number of options and warrants	Weighted Average Exercise Price per option and warrant	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	69,857,460	$0.25	8.5	$1,815,000
Granted	620,000	$0.10
Exercised	—
Cancelled/forfeited	(775,000)	$0.15
Outstanding March 31, 2008	69,702,460	$0.23	8.3	$69,000

Options and warrants exercisable at March 31, 2008	50,859,438	$0.23	8.0	$69,000

The following table summarizes additional information about stock options and warrants granted during the three months ended March 31:

	2008	2007
Weighted-average fair value of grants	$0.10	$0.14
Risk-free interest rate	2.61%-2.90%	4.4-4.8%
Expected option term	4.46 years	2.5-6 year years
Stock price volatility	130%	139%
Dividend yield	—	—

Outstanding compensatory stock options and warrants at March 31, 2008, included the following warrants:

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

•
Warrants to purchase 50,000 shares of common stock issued to a former consultant to settle a pending litigation matter on March 14, 2007. The warrants have a five-year term and were issued with an exercise price of $0.15 per share.

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

•
Warrants to purchase 1,000,000 shares of common stock issued to consultants on November 8, 2007, as part of their compensation. The warrants have a four-year term and were issued with an exercise price of $0.001 per share.

•
Warrants to purchase 1,100,000 shares of common stock issued to employees, on November 8, 2007, as part of their compensation. The warrants have a ten-year term and were issued with an exercise price of $0.26 per share.

•
Warrants to purchase 80,000 shares of common stock issued to employees, on January 17, 2008, as part of their compensation. The warrants have a ten-year term and were issued with an exercise price of $0.13 per share.

•
Warrants to purchase 200,000 shares of common stock issued to consultants, on January 17, 2008, as part of their compensation. The warrants have a five-year term and were issued with an exercise price of $0.13 per share.

•
Warrants to purchase 340,000 shares of common stock issued to employees, on March 27, 2008, as part of their compensation. The warrants have a ten-year term and were issued with an exercise price of $0.07 per share.

8. Net Income (Loss) Per Common Share

The following tables set forth the computation of basic and diluted net income (loss) per common share for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended
	March 31,
	(in thousands except per share data)
	2008	2007
Numerator for basic net income (loss) per share:	$17,166	$(5,881)
Numerator for diluted net income (loss) per share:	$17,349	$(5,881)
Denominator for:
Basic - weighted-average shares	131,123	106,896
Convertible notes	147,417
Warrants	3,148
Options	1,093
Diluted - weighted-average shares	282,781	106,896

Basic net income (loss) per common share:	$0.13	$(0.06)
Diluted net income (loss) per common share:	$0.06	$(0.06)

As of March 31, 2008, 68,609,226 options, and 80,829,810 warrants  were excluded from the computation of net gain per share because they were out-of-money. Out-of-money options and warrants had average exercise prices of $.21 and $.31, respectively. As of March 31, 2007, 20,310,232 options and 94,016,001 warrants were excluded from the computation of net loss per share because the effect would be anti-dilutive.

9. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)
Raw Materials	$110	$101
Finished Goods	188	184
	$298	$285

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

10.  Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2008	December 31, 2007

Accrued wages	$132	$132
Employee reimbursable expenses	34	—
Accrued interest	141	141
Liquidated damages	464	464
Accrued legal and accounting fees	268	342
Accrued consulting	122	139
Accrued purchases	26	7
Accrued rent (net)	168	227
Other	204	211
	$1,559	$1,663

11. Notes Payable

Short-Term Convertible Bridge Notes

Between December 1, 2006 and May 1, 2007 the Company issued 10% Convertible Promissory Notes (“First Bridge Notes”) and received cash in the amount of $6,295,091. The First Bridge Notes mature six months from issuance with various maturity dates starting June 1, 2007, accrued interest at 10% per annum and were convertible into shares of common stock at a price of $0.0725 per share, including interest, or other securities pursuant to the terms of the First Bridge Notes. The related discounts and deferred financing fees were fully amortized through the maturity dates and interest continues to accrue on outstanding notes at an annual interest rate of 10%.

As discussed below, First Bridge Notes in the aggregate principal amount of $6,255,091, as well as interest thereon of $415,617, were exchanged for 6% Notes which are convertible into 92,009,765 shares of common stock at a conversion price of $0.0725 per share. As of March 31, 2008, one First Bridge Note in the aggregate principal of $40,000 had matured and remained outstanding, but no demand for payment has been made by the holder. This outstanding note is convertible into 551,724 shares of common stock. The Company will either pay such note and related interest when demand is made or, if elected by the holder, convert the note and accrued interest into common stock.

In connection with the sale of the First Bridge Notes, the Company also issued to these investors four-year warrants with an exercise price of $0.09 per share. These warrants entitle the investors to purchase an aggregate of 34,972,733 shares of common stock, which number of shares is based on 50% of the principal amount of the notes purchased by the investor and divided by the per share exercise price of $0.09.

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

On June 4, 2007, we issued 10% Convertible Promissory Notes (the “Second Bridge Notes”) to one accredited investor in the aggregate principal amount of $2,000,000. As an inducement for the investor to purchase the Second Bridge Notes, we issued to this investor four-year warrants, which entitle it to purchase an aggregate of 1,000,000 shares of common stock at the per share exercise price of $0.20. As discussed below, the Second Bridge Note in the aggregate principal amount of $2,000,000, as well as the interest thereon, was exchanged for 6% Notes. As of March 31, 2008, no Second Bridge Notes remained outstanding.

As compensation for its services as placement agent in connection with a second placement of bridge notes, which have since been exchanged for 6% Notes, Indigo Securities, LLC received cash in the amount of $200,000 and will receive seven-year warrants to purchase 2,020,202 shares of common stock at an exercise price of $0.099 valued at $214,000. The placement agent warrants also contain a “cashless exercise” option.

Because the terms of the warrants issued may cause the potential number of shares issuable on conversion to be indeterminable (due to an anti-dilution provision in the event the Company does a subsequent financing, which event the Company cannot assert is improbable), the warrants are required to be recorded as derivative liabilities (See Note 14). At March 31, 2008 the investor and the placement agent warrants were valued at $43,000 and $119,000.

	March 31, 2008	December 31, 2007
	(in thousands)
Convertible Bridge Notes, with interest at 10%	$40	$8,295
Less: Discount to warrants and beneficial conversion features		(7,011)
	40	1,284
Amortization of discount		7,011
Less Convertible Bridge Notes converted into 6% Notes		(8,255)
	$40	$40

Long-term 6% Convertible Notes

Through March 31, 2008, the Company issued 6% Secured Convertible Promissory Notes (the “6% Notes”) to accredited investors in the aggregate principal amount of $12,734,597. The aggregate consideration was in the form of cash, the exchange of First Bridge Notes and the exchange of Second Bridge Notes (in each case, including the accrued interest thereon) and are convertible at $0.0725, $0.099 and $0.11 per share. The principal amount of the 6% Notes is due on September 27, 2010. Interest is payable quarterly in cash or by issuance of new notes. Each investor of the 6% Notes received four-year warrants at an exercise price of $0.15 per share (the “Warrants”) to purchase shares of the Company common stock; the number of which is based on the form of consideration used to purchase the 6% Notes. On December 31, 2007, additional 6% Notes in the aggregate principal amount of $34,859 were issued to certain holders of 6% Notes in lieu of cash payments of interest, on the same terms as the holder’s 6% Notes, except interest on the new 6% Notes can not be paid by issuance of another 6% Note. As of March 31, 2008, the 6% Notes were convertible at conversion prices as noted above into an aggregate of approximately 122,818,499 shares of the Company common stock. As of March 31, 2008, the Warrants entitle the holders thereof to purchase an aggregate of approximately 35,176,849 shares of the Company common stock. The placement agent of the 6% Notes which were issued for cash consideration received, in the aggregate, a cash fee of approximately $395,000 and seven-year warrants to purchase an aggregate of approximately 3,590,909 shares of the Company common stock at an exercise price of $0.11 per share.

Because the terms of the instruments cause the potential number of shares issuable on conversion to be indeterminable (due to an anti-dilution provision in the event the Company does a subsequent financing which event the Company cannot assert is improbable) which is not limited by the terms of the agreement, and the Company is unable to assure it will have sufficient available shares to issue upon conversion of all convertible instruments, the conversion option and warrants are required to be recorded as derivative liabilities. The derivative liabilities related to these notes for the conversion option and warrants totaled approximately $7,365,000 at March 31, 2008.

As of March 31, 2008, consistent with the terms of the original 6% Notes, we issued additional 6% Notes in the aggregate principal amount of $167,000 to eighty-seven holders of such original 6% Notes in lieu of a cash interest payment (the “Interest Notes”). The Interest Notes, which are materially identical in their terms to the original 6% Notes issued in exchange for First Bridge Notes, are convertible into an aggregate of 1,887,241 shares of our common stock at conversion prices of $0.0725, $0.099 and $0.11 per share. A debt discount and a derivative conversion liability in the aggregate of $94,000 were recorded in connection with the issuance of the Interest Notes. The net carrying amount of all of the 6% Notes and Interest Notes at March 31, 2008 is $1,847,000.

	March 31, 2008	December 31, 2007
	(in thousands)
Convertible Bridge Notes, with interest at 6%	$12,148	$12,719
Less: Discount to warrants and beneficial conversion features	(11,203)	(12,719)
	945	—
Issuance of new notes, net of discount	73
Amortization of discount to March 31, 2008	1,026	1,522
Less Notes Converted to Common Stock	(197)	(577)
	$1,847	$945

Through December 31, 2007, the Company issued 6% Secured Convertible Promissory Notes due December 2010 (the “December 6% Notes”) in an aggregate principal amount of $2,032,546, convertible at $0.09 per share and warrants to purchase an aggregate of 2,710,061 shares of our common stock at an exercise price of $0.15 per share (the “December Warrants”). During January 2008, the Company issued an additional December 6% Note in the principal amount of $100,000, convertible at $0.09 per share and warrants to purchase 133,333 shares at an exercise price of $0.15 per share. The Company primarily issued these securities in lieu of common stock in connection with its solicitation of the exercise of warrants to purchase common stock at an exercise price of $0.09 per share (the “Tender Offer”). The placement agent received a cash fee of $203,254 and seven-year warrants to purchase 2,258,382 shares of our common stock in connection with the Tender Offer.

As of March 31, 2008, consistent with the terms of the original December 6% Notes, we issued additional December 6% Notes in the aggregate principal amount of $32,344 to forty-three holders of such original December 6% Notes in lieu of a cash interest payment (the “Interest Notes”). The Interest Notes, which are materially identical in their terms to the original December 6% Notes are convertible into an aggregate of 359,370, shares of our common stock at a conversion price of $0.09 per share. A debt discount and a derivative conversion liability in the aggregate of $17,000 were recorded in connection with the issuance of these December 6% Notes and these Interest Notes.

Because the terms of the instruments cause the potential number of shares issuable on conversion to be indeterminable (due to an anti-dilution provision in the event the Company does a subsequent financing which event the Company cannot assert is improbable) which is not limited by the terms of the agreement, and the Company is unable to assure it will have sufficient available shares to issue upon conversion of all convertible instruments, the conversion option and warrants are required to be recorded as derivative liabilities. The derivative liabilities related to these notes for the conversion option and warrants totaled approximately $1,288,000 at March 31, 2008. The net carrying amount of the December 6% Notes at March 31, 2008 is $212,000.

	March 31,	December 31,
	2008	2007
	(in thousands)
December Convertible Notes, with interest at 6%	$2,033	$2,033
Less: Discount to warrants and beneficial conversion features	(2,013)	(2,033)
	$20	$—
Additional notes issued, net of discount	15
Amortization of discount to March 31, 2008	177	20
	$212	$20

6% Notes purchased by related parties

On December 1, 2006, Greg Osborn, Executive Chairman and a director of the Company, purchased First Bridge Notes in the principal amount of $25,000, which notes are convertible into 344,828 shares of common stock, and warrants to purchase 138,888 shares of our common stock with an exercise price of $0.09 per share. On September 28, 2007, Mr. Osborn exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $27,132, which notes are convertible into 374,234 shares of common stock, and received warrants to purchase 50,000 shares of common stock with an exercise price of $0.15 per share. On March 31, 2008, Mr. Osborn elected to receive the quarterly interest due on the September 2007 6% Note in the form of a new 6% Interest Note in lieu of cash. This note is convertible into 5,676 shares of common stock at a conversion price of $0.0725 per share.

On December 1, 2006, January 31, 2007 and February 21, 2007, Lanny Dacus, President, Chief Executive Officer and a director of the Company, purchased First Bridge Notes in the aggregate principal amount of $87,500, which notes are convertible into 1,206,897 shares of common stock, and warrants to purchase 486,111 shares of our common stock with an exercise price of $0.09 per share. On September 28, 2007, Mr. Dacus exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $94,063, which notes are convertible into 1,297,421 shares of common stock, and received warrants to purchase 175,000 shares of common stock with an exercise price of $0.15 per share. On December 20, 2007, Mr. Dacus exercised warrants to purchase 486,111 shares of our common stock, and received a note for $43,750 convertible into 486,111 shares of common stock, and warrants to purchase 58,333 shares of common stock with an exercise price of $0.15 per share. On December 31, 2007 Mr. Dacus elected to receive the quarterly interest due on the September 2007 6% Notes in the form of a new 6% note in lieu of cash. This note is convertible into 20,542 shares of common stock at a conversion price of $0.0725 per share. On March 31, 2008, Mr. Dacus elected to receive the quarterly interest due on the September 2007 6% Notes in the form of a new 6% Interest Note in lieu of cash. This note is convertible into 19,677 shares of common stock at a conversion price of $0.0725 per share

On January 25, 2007, Joseph Carfora, a director of the Company, purchased First Bridge Notes in the principal amount of $20,000, which notes are convertible into 275,862 shares of common stock, and warrants to purchase 111,111 shares of our common stock with an exercise price of $0.09 per share. On September 28, 2007, Mr. Carfora exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $21,361, which notes are convertible into 294,634 shares of common stock, and received warrants to purchase 40,000 shares of common stock with an exercise price of $0.15 per share. On November 29, 2007, Mr. Carfora purchased an additional $5,000 aggregate principal amount of 6% Notes for cash, which notes are convertible into 45,454 shares of common stock. In connection with his cash purchase, Mr. Carfora also received warrants to purchase 16,667 shares of common stock. On March 31, 2008, Mr. Carfora elected to receive the quarterly interest due on the September 2007 6% Note in the form of a new 6% Interest Note in lieu of cash. This note is convertible into 4,469 shares of common stock at a conversion price of $0.0725 per share.

On May 1, 2007, Timothy Lane, a director of the Company, purchased First Bridge Notes in the principal amount of $50,000, which notes were convertible into 689,655 shares of common stock, and warrants to purchase 69,444 shares of our common stock. On September 28, 2007, Mr. Lane exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $52,069, which notes are convertible into 718,193 shares of common stock, and received warrants to purchase 100,000 shares of common stock. On March 31, 2008, Mr. Lane elected to receive the quarterly interest due on the September 2007 6% Note in the form of a new 6% Interest Note in lieu of cash. This note is convertible into 10,893 shares of common stock at a conversion price of $0.0725 per share.

On February 14, 2007, Leonid Frenkel, who resigned as director of the Company on June 1, 2007, purchased First Bridge Notes in the principal amount of $250,000, which notes were convertible into 3,448,276 shares of common stock, and warrants to purchase 1,388,888 shares of our common stock. On April 12, 2007, Mr. Frenkel purchased additional First Bridge Notes in the principal amount of $200,000, which notes were convertible into 2,758,621 shares of common stock, and additional warrants to purchase 1,111,111 shares of our common stock. Under the terms of the additional notes and the additional warrant agreements, Mr. Frenkel could not convert any of these additional notes or exercise any of these additional warrants if his ownership of our common stock exceeded 4.99% or 9.99% of our outstanding stock as calculated according to Section 13(d) of the Exchange Act, unless all outstanding First Bridge Notes were converted. Either of the 4.99% or 9.99% limitations could be waived by Mr. Frenkel on 61 days notice. On September 28, 2007, Mr. Frenkel exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $474,958, which notes are convertible into 6,551,149 shares of common stock, and received warrants to purchase 900,000 shares of common stock. On March 31, 2008, Mr. Frenkel elected to receive the quarterly interest due on the September 2007 6% Notes in the form of a new 6% Interest Note in lieu of cash. This note is convertible into 87,582 shares of common stock at a conversion price of $0.0725 per share.

On January 25, 2007, Frederick Ledlow, a director of the Company, purchased First Bridge Notes in the principal amount of $12,500, which notes are convertible into 172,414 shares of common stock, and warrants to purchase 69,444 shares of our common stock. On September 28, 2007, Mr. Ledlow exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $13,351, which notes are convertible into 184,152 shares of common stock, and received warrants to purchase 25,000 shares of common stock. On December 20, 2007, Mr. Ledlow exercised warrants to purchase 69,444 shares of our common stock and received a note for $6,250 convertible into 69,444 shares of common stock and warrants to purchase 8,333 shares of common stock with an exercise price of $0.15 per share. On March 31, 2008, Mr. Ledlow elected to receive the quarterly interest due on the September 2007 6% Note in the form of a new 6% Interest Note in lieu of cash. This note is convertible into 2,793 shares of common stock at a conversion price of $0.0725 per share.

On January 25, 2007, Peter O’Gorman, a director of the Company, purchased First Bridge Notes in the principal amount of $25,000, which notes are convertible into 344,828 shares of common stock, and warrants to purchase 344,828 shares of our common stock. On September 28, 2007, Mr. O'Gorman exchanged these First Bridge Notes and the accrued interest thereon for 6% Notes in the aggregate amount of $26,701, which notes are convertible into 50,000 shares of common stock, and received warrants to purchase 25,000 shares of common stock. On December 20, 2007, Mr. O’Gorman exercised warrants to purchase 138,889 shares of our common stock and received a note for $12,500 convertible into 138,889 shares of common stock and warrants to purchase 16,667 shares of common stock with an exercise price of $0.15 per share. On March 31, 2008, Mr. O’Gorman elected to receive the quarterly interest due on the September 2007 6% Notes in the form of a new 6% Interest Note in lieu of cash. This note is convertible into 5,586 shares of common stock at a conversion price of $0.0725 per share.

12. Contractual Obligations and Commitments

The Company has the following off-balance sheet commitments as of March 31, 2008, which are comprised primarily of a research and development fee contract, consulting and employment contracts, vendor agreements, notes payable, as well as numerous operating leases.

	(in thousands)
	Payments Due by
	Period	Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Research & development (“R&D”) fees (1)	$—	$—	$—	$—	$—
Consulting agreements	70	70	—	—	—
Employment agreements (2)	385	235	150	—	—
Vendor agreements	12	12	—	—	—
Operating leases	677	347	330	—	—
Total	$1,144	$664	$480	$—	$—

(1)           On January 26, 2006, R&D fees payable under a Patent and Sub-License Agreement with pHarlo IP were amended so as to have no minimum amounts payable after 2006; however, they are capped at $2,000,000 for 2007, $4,000,000 for 2008, $8,000,000 for 2009 and $10,000,000 for 2010 and beyond. During the three months ended March 31, 2008, we accrued approximately $31,000 R&D fees.

(2)           As of March 31, 2008 the estimated future minimum annual compensation under these employment agreements, for 2008, 2009, and 2010 and beyond is approximately $197,500, $150,000 and $37,500.

13. Related Party Transactions

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

 Wynn Starr

 In 2004, the Company entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement, as amended through January 23, 2007, the Company has granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. As of March 31, 2008, the Company had paid $42,000 to Wynn Starr under this royalty arrangement. Steven B. Zavagli, a former member of the Company’s board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc. The Company recently notified Wynn Starr of its rescission and termination of the Wynn Starr Agreement.

14.  Segments — Enterprise Wide Disclosures

The Company owns several utility patents and patent applications that cover certain product applications that are marketed and sold by the Company. The Chief Operating Decision Maker (CODM) of the Company is the President and CEO. The operating results of each product application, other than for revenue, are not separately tracked or reported. Operating results by product application are not reviewed by the CODM because discrete financial information is not available. Consequently, as permitted by the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has one reportable segment for financial statement purposes.

Revenue by Product

The Company’s revenue by product is as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Unifresh® Footbath	$874	$248
Tasker Blue Poultry Processing	134	1
Close Call™	—	177
Other	14	—
	$1,022	$426

Dependence on Certain Customers

The Company’s dependence on certain customers as a percentage of total revenue is as follows:

	Three Months Ended March 31,
	2008	2007
Customer A	17%	18%
Customer B	15%	8%
Customer C	13%	0%
Customer D	11%	15%
Customer E	8%	10%

Accounts Receivable Concentration

	Three Months Ended March 31,
	2008	2007
Customer A	29%	22%
Customer B	24%	5%
Customer C	—%	—%
Customer D	—%	—%
Customer E	5%	10%

15.  Derivative Instruments

To date, the Company has entered into several debt and equity transactions to fund its operations. A number of these transactions involved the issuance of convertible debt and warrants. Certain of these transactions also included registration rights agreements that impose significant penalties on the Company if certain conditions are not met. As a result of these transactions the Company faces a number of unique and complex accounting issues such as the ones discussed below.

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

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’” addresses financial instruments, such as convertible notes and stock purchase warrants, which are accounted for under EITF 00-19, that are issued with a corresponding right to have these securities registered pursuant to a registration rights agreement that includes a liquidated damages clause. Alternative accounting treatments of registration rights are discussed in EITF Issue No. 05-4. The Company has adopted View C as described in the EITF Issue No. 05-4 Issue Summary No. 1. Under View C, registration rights agreements and the associated financial instruments are accounted for as separate instruments. Accordingly, the Company has given only prospective application to this guidance. On December 21, 2006 the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF No. 00-19-2 which is effective for fiscal years beginning after December 15, 2006. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration rights agreement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies EITF. The Company’s treatment of the registration rights agreement as separate instruments is consistent with this FSP.

In connection with the examination of past transactions by the Company for application of EITF Issue No. 05-4, it noted that for the period from entering into the April 2004 Securities Purchase Agreement until it increased its authorized shares in August 2004, it had insufficient shares to meet all potential obligations to issue shares under its convertible notes and exercisable warrants and options. Under EITF Issue No. 00-19, a liability should be recognized for those financial instruments for that period, with any changes in the fair value of such liabilities recognized in the Company’s consolidated statement of operations. Based on the Company’s analysis of such liabilities, it determined the effect of any such amounts to be immaterial.

In April 2004 and July 2004, the Company entered into private placement agreements, and registration rights agreements for convertible debentures and warrants. Based on the interpretive guidance in EITF Issue No. 05-4 due to an uncapped liquidated damages provision in the registration rights agreements, it determined that the registration rights are derivative liabilities that should be bifurcated from the related financial instruments. Accordingly, the estimated fair value of the registration rights derivative of $244,000 was recorded as a liability as of October 1, 2005, the beginning of the first fiscal period after September 15, 2005, the date that EITF postponed further deliberations. As of December 31, 2006, the full amount of the derivative liability balance was reversed since the shares purchased under the April 2004 and July 2004 private placements could be sold under Rule 144(k) of the Securities Act of 1933 and it had recorded the full and maximum amount of the actual incurred liquidated damages of approximately $442,000, associated with these registration rights agreements. Additionally, the Company recorded approximately $141,000 of interest and late fees related to the April 2004 and July 2004 convertible debentures. Both of these amounts are included in the other accrued liabilities.

In connection with the Company’s December 2004 and January 2006 private placements, it estimated fair value of the related registration rights derivative was immaterial at the inception and at each reporting date since and, consequently, it has not recorded a liability. At each reporting period, the Company calculates the estimated fair value of the registration rights derivatives. If the underlying assumptions of the calculation change such that the estimated fair value is not immaterial, the Company will record a liability at that time.

In connection with the Company’s September 2005 private placement, the estimated fair value of the related registration rights derivative at its inception was immaterial and the company did not record a liability. Subsequently, in connection with the January 2006 private placement, it amended its September 2005 agreement with the rights holder to waive the liquidated damages relating to its inability to have such registration statement declared effective by May 23, 2006. On April 26, 2006, the Company filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. The Company believes that as it relates to the September 2005 private placement, it has used its best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, it is not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that the Company’s best efforts were used, and it either accedes to the assertion or is found to not have used its best efforts, the estimated maximum amount of liquidated damages for which it would be liable, assuming ineffectiveness from May 23, 2006 to October 31, 2006, is approximately $43,000.

As it relates to the January 2006 private placement, the Company, despite using its best efforts, failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006 it was required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 138,859 shares of common stock and warrants to purchase 138,859 shares of common stock.

The Company is required to file a series of registration statements covering the resale of the shares of common stock underlying the 6% Notes, the Warrants, the December 6% Notes, the December Warrants, the Interest Notes and the four-year warrants issued to purchasers of the First Bridge Notes and Second Bridge Notes, as well as the warrants issued to the placement agent in connection with the issuance of the First Bridge Notes, Second Bridge Notes and 6% Notes issued for cash and in connection with the Tender Offer. In the event the Company fails to file or cause these registration statements to become effective within specified time periods, it will be required to pay liquidated damages (except with respect to warrants issued to the placement agent) equal to 1% of the principal amount of the affected notes and the purchase price of shares of common stock issued on conversion of these notes and exercise of related warrants for each 30-day delay in the filing or effectiveness of such registration statement (or such lesser pro-rata amount for any period of less than 30 days). The registration statement was not declared effective for the shares underlying the December 6% Notes, the December Warrants and the four-year warrants issued to purchasers of the First Bridge Notes and the Second Bridge Notes to be declared effective by the SEC on or before April 18, 2008. Liquidated damages therefore began to accrue on April 19, 2008. The estimated maximum amount of liquidated damages (which are payable in cash) for which the Company would be liable, assuming ineffectiveness from April 18, 2008 to June 20, 2008, is approximately $60,000.

The Company has not incurred any liquidated damages liabilities related to any of its other registration rights agreements. The Company does not currently have any derivative liabilities which are recorded as a result of registration agreements.

As disclosed in Note 10, beginning with the bridge note transaction in June 2007, the Company’s issuance of convertible notes have included provisions which require it to account for the conversion feature of the notes and the warrants issued in connection with the notes, as well as all other potentially issuable share instruments except share-based compensation to employees and non-employee directors as derivative liabilities. Such instruments are recorded at fair value when issued and adjusted to fair value at each reporting date or when extinguished, converted or exercised, with the change in fair value reported in the statements of operations. As a result of changes in fair value since the later of December 31, 2007 or their issuance, we have recorded a gain on changes in fair value during the three months ended March 31, 2008 of approximately $21.3 million.

The derivative liabilities are valued using the Black-Scholes model using inputs applicable to each issuance. Such valuation falls under Level 3 of the fair value hierarchy under FAS 157. The following two tables represent the reconciliation required for Level 3 inputs and the valuation inputs to the Black-Scholes model.

Balance - December 31, 2007	$31,656,000
Additions and settlements	(1,146,000)
Changes in fair value	(21,294,000)
Ending - March 31, 2008	$9,216,000

Unrealized gains (losses) included in earnings for the three months ended March 31, 2008 attributable to derivative liabilities still held at March 31, 2008	$(19,707,000)
- Cumulative	$(35,786,000)

2008
Risk-free interest rate	1.7%-2.9%
Term of note or warrant	3-4 years
Stock price volatility	128%-132%
Dividend yield	—

16. Subsequent Events

On April 11, 2008, Mr. Stathis Kouninis, the Chief Financial Officer, Treasurer and Secretary of the Company, resigned from his positions as Chief Financial Officer, Treasurer and Secretary to pursue another job opportunity.

Ms. Doreen Remmen joined the Company on April 7, 2008 as Director of Finance. She was subsequently appointed Chief Financial Officer and Treasurer of the Company on April 28, 2008.

On May 2, 2008, the Company reported that it had received cash in the aggregate principal amount of $250,000 (the "Bridge Loans") of which its president, CEO and director, Lanny Dacus, and executive chairman and director, Greg Osborn, invested $50,000 each. The Company has entered into an agreement with a private placement agent to raise up to $5,000,000 (the "Qualified Raise") the terms of which are still under negotiation. There can be no assurances that the Company will be able to raise any funds pursuant to this private placement agreement. The Bridge Loan will convert into the Qualified Raise, under the same terms and conditions upon its completion.

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

We currently market:

•	Unifresh Footbath and other related products that clean and disinfect the hooves of dairy cows;

•
Tasker Blue, an antimicrobial aid to be used in the scalder process of poultry processing, a stage in poultry processing designed to loosen feathers so that they can be picked and removed mechanically, and the post-feather picker process, which is the method used in chicken processing that receives chickens immediately after the scalder and mechanically removes feathers.

•
Tasker Clear, an acidifier that controls pH levels to enhance the effectiveness of liquid bacteriostatic applications. Currently, the product is marketed for use in intervention points of poultry processing and was recently approved for use in red meat processing.

•	Tasker Pacific Blue Seafood Wash, a product used in commercial and retail seafood processing to extend shelf life and reduce or eliminate odors; and

We are currently seeking to license and/or sell the Close Call™ brand an oral hygiene drink and derivative applications.

Unifresh® Footbath

We currently market Unifresh®Footbath concentrate, and other related products that help clean and disinfect the hooves of dairy cows. Because of the bacteriostatic properties of the pHarlo technology, the Unifresh®Footbath concentrate helps control bacteria that infect the hooves of cows and cause interdigital dermatitis, a bacterial infection of the skin on a cow’s hoof, and interdigital papillomatosis, a disease that infects a cow’s hoof that may cause severe lameness, decreased milk yield, body weight loss, decreased reproductive performance and increased veterinary expenses. Unifresh ®Footbath concentrate was launched during the third quarter of 2005. The product has since been reformulated with the addition of a compound that neutralizes alkali, or a type of base that has a pH greater than 7, which can increase the pH of water or soil, enabling the product to be effective in most types of water. It is currently being sold to dairy farms throughout the U.S. through our sales force, independent brokers and farm product distributors. We currently market the product as a grooming aid. No federal agency approvals are required for marketing this product.

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

In April of 2008, subsequent to the end of the quarter, we received a "Letter of No Objections" from the FSIS to market our patented Tasker Clear product, an effective acidifier, in all sections of poultry processing.

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

Based upon our forecast of future revenues from our products in conjunction with the cash on hand, cash expected to be generated from operations will not provide adequate funding for our working capital over the next twelve months. Our ability to continue to operate and grow our business is dependent upon obtaining additional financing from the Qualified Raise or a similar sale of senior preferred debentures and the exercise of outstanding warrants, and generating revenue growth from operations. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to obtain financing and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our operations and meet our obligations. We anticipate that we will need approximately an additional $3-5 million to support our operations and meet our obligations over the next twelve months.

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

 Wynn Starr

 In 2004, we entered into an Exclusive Field of Use License Agreement and Product Sale Agreement with Wynn Starr Special Products, LLC. Under the terms of this agreement, as amended through January 23, 2007, we have granted Wynn Starr the exclusive, worldwide right to market and distribute products used as post-harvesting processing aids for the poultry industry based on the pHarlo technology. As of March 31, 2008, we had paid $42,000 to Wynn Starr under this royalty arrangement. Steven B. Zavagli, a former member of our board of directors, is the founder, Chairman and the Chief Executive Officer of Wynn Starr and Wynn Starr’s ultimate parent company, Wynn Starr Flavors, Inc. We have recently notified Wynn Starr of our rescission and termination of the Wynn Starr Agreement.

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

The critical accounting policies we identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 related to stock-based compensation, derivative instruments, goodwill and intangible assets and the valuation of acquired intangible assets. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 31, 2008.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Revenues for the three months ended March 31, 2008 were approximately $1,022,000 compared with approximately $426,000 for the corresponding period in 2007. This increase is primarily due to increased sales in Unifresh ® Footbath and Tasker Blue, our poultry processing product. We expect that revenue will continue to increase throughout fiscal year 2008, primarily due to our intensified marketing efforts of our poultry processing products and the expansion of our distributor network for our Unifresh® Footbath product.

Gross Margin

Gross margin for the three months ended March 31, 2008 was $621,000 compared to $331,000 for the same period of the prior year. The gross margin percent decreased from 78% for the three months ended March 31, 2007 to 61% for the three months ended March 31, 2008. This decrease was primarily due to higher sales of a lower margin product mix in the dairy business.

Selling, General and Administrative

Selling, General and Administrative (“SGA”) expenses are primarily comprised of sales and marketing expenses, compensation expenses, professional fees, and general and administrative expenses. SGA expenses for the three months ended March 31, 2008 decreased by approximately $635,000 from approximately $3.2 million for the three months ended March 31, 2007, to approximately $2.6 million for the three months ended March 31, 2008.

Sales and marketing expenses consist primarily of salaries and other related expenses for sales and marketing personnel, sales commissions, promotional expenses, advertising, public relations and trade show expenses. Sales and marketing expenses for the three months ended March 31, 2008 decreased by approximately $160,000 primarily due to a decrease in sales related commissions.

Compensation expense consists primarily of salaries and other related expenses for senior management, sales and field service personnel, and finance and administrative employees of our company. Compensation expense charged to Selling, General and Administrative expense increased by approximately $231,000, primarily due to an increase in field service personnel through additional hiring and the reassignment of personnel who had previously been engaged in research and development.

Professional fees for the three months ended March 31, 2008 increased by approximately $189,000, primarily due to an increase in legal fees of $180,000 related to proposed financing transactions, the registration statement, and to protecting the company’s patents, intellectual property and trademarks.

General and administrative expenses consist primarily of rent, insurance, freight, and travel and entertainment expenses. The increase in general and administrative expenses for the three months ended March 31, 2008 of approximately $91,000 was primarily due to an increase of $142,000 in travel and entertainment expense related to increased travel in support of national marketing activities. There was also an increase of approximately $28,000 in outbound freight expense due to increased shipments and the increased costs of fuel reflected in our carriers’ charges. These costs were partially offset by reduced rent expense of $32,000 and other general cost reductions of $47,000. Costs related to exiting the lease on our former offices in Danbury, CT, were recognized in 2007.

Stock based compensation expense for selling, general and administrative employees decreased by approximately $973,000, to approximately $371,000 for the three months ended March 31, 2008 as compared to $1.3 million for the same time period in 2007. The expense associated with these awards is recorded as expense within the same functional expense category that the respective employee’s compensation is recorded. For the three months ended March 31, 2008, stock compensation expense was allocated as follows:

(in thousands)
Sales and marketing	$98
General and administrative	273
Product development	2
$373

Product Development

Product development consists primarily of product supplies and personnel expenses to support product development. Product development and research expenses for the three months ended March 31, 2008 decreased by approximately $158,000 to approximately $326,000 from approximately $484,000 for the three months ended March 31, 2007. This decrease is primarily due to our decision to focus our development efforts in a select smaller number of products. The decrease in the number of products we are developing and testing in the three months ended March 31, 2008 resulted in a decrease in consulting expenses and wages of approximately $218,000, and a decrease in stock based compensation expense of $134,000. These cost savings were partially offset by the consumption of an additional $231,000 of product supplies in support of research and development.

Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets, increased by approximately $2,000 from approximately $277,000 in the three months ended March 31, 2007, to approximately $279,000 for the three months ended March 31, 2008, primarily due to purchase of machinery and office equipment during the quarter ended March 31,2008.

Interest Expense

Interest expense increased by approximately $124,000 from $105,000 for the three months ended March 31, 2007, to approximately $229,000 for the three months ended March 31, 2008. The increase was primarily due to accrued interest expense related to the 6% Notes issued in 2007.

Interest Income

Interest income increased by approximately $11,000 from $17,000 for the three months ended March 31, 2007, to approximately $28,000 for the three months ended March 31, 2008 primarily due to a higher average cash balance during the three months ended March 31, 2008, as compared to the same period ending March 31, 2007.

Amortization of fair value assigned to beneficial conversion feature and amortization of fair value of warrants

In connection with our financing arrangements we issue equity instruments or include conversion terms at discount to the current market. We are required to allocate a portion of the proceeds to these features, which result in a debt discount. Such amounts are amortized over the stated life of the loan. We amortized approximately $1,194,000 related to debt discounts for all notes during the three months ended March 31, 2008.

Amortization of deferred financing costs

In connection with our financing arrangements we engaged a placement agent to facilitate the process. In connection with that engagement we paid a cash fee, issued equity instruments or made some combination of those payments. Such amounts are amortized over the stated life of the financing if it is a debt transaction or recorded as a cost of the offering if it is an equity transaction. We amortized approximately $288,000 related to debt financing during the three months ended March 31, 2008.

Change of value of derivative liability

Derivative liabilities result from the requirement to treat certain embedded features of our debt and equity instruments as liabilities. Such items are required to be recorded at, and subsequently adjusted at each reporting date to, fair value. Changes in fair value are recognized in our statement of operations. For the three months ended March 31, 2008, we recorded a non cash gain of $21.5 million due to the change in the fair value of the derivative liability related to the conversion features and warrants issued in connection with the 6% Notes and Tender Offer Notes and the changes in the fair value of the derivative liability related to the placement agent warrants.

Liquidity and Capital Resources

Overview

Since our inception, we have funded operations and investing activities through the sale of common stock, warrants and convertible debt under several private placements. Requirements for liquidated damages under some of these private placements may have an impact on our future liquidity. To date we have satisfied and/or received waivers for the provisions of a majority of the agreements, that would have otherwise required us to pay liquidated damages. However, we have not received waivers and from time to time we have not satisfied some of the provisions of the registration rights agreements for the April 2004 and July 2004 convertible debt. Nevertheless, our obligation to accrue liquidated damages under these registration rights agreements ceased on April 30 and July 22, 2006, respectively. Through March 31, 2008, we have accrued $442,000 in liquidated damages related to these agreements. Also, as of March 31, 2008, we have accrued the full amount of liquidated damages of $23,000 required under the January 26, 2006 registration rights agreement. Finally, the registration statement for the shares underlying the December 6% Notes, the December Warrants and the four-year warrants issued to purchasers of the First Bridge Notes and Second Bridge Notes was not declared effective by the SEC on or before April 18, 2008. Liquidated damages therefore began to accrue on April 19, 2008. The estimated maximum amount of liquidated damages (which are payable in cash) for which the Company would be liable, assuming ineffectiveness from April 18, 2008 to June 20, 2008, is approximately $60,000.

Liquidity - Going Concern

Based upon our forecast of future revenues from our products in conjunction with the cash on hand, cash expected to be generated from operations will not provide adequate funding for our working capital over the next twelve months. Our ability to continue to operate and grow our business is dependent upon obtaining additional financing from the Qualified Raise or a similar sale of senior preferred debentures and the exercise of outstanding warrants, and generating revenue growth from operations. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurances that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to obtain financing and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our operations and meet our obligations. We anticipate that we will need approximately an additional $3-5 million to support our operations and meet our obligations over the next twelve months.

Operating Activities

At March 31, 2008 our cash and cash equivalents balances were approximately $616,000 compared with $2,671,000 at December 31, 2007.

Net cash used in operating activities for the three months ended March 31, 2008 was approximately $2.2 million, primarily due to a net loss from operations of $2.6 million. Net cash used in operating activities for the three months ended March 31, 2007 was approximately $2.8 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2008 was approximately $3,000 as compared to approximately 27,000 for the three months ended March 31, 2007. The decrease in net cash used in investing activities was due to a reduction in purchases of equipment and the return of deposits previously made.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2008 was approximately $135,000 as compared to approximately $2.3 million for the three months ended March 31, 2007. Of this amount, $90,000 was the result of the exchange of warrants to purchase common stock at an exercise price of $0.09 per share for a December 6% Note and December Warrants, and $45,000 was the result of the issuance of a 6% Note. The proceeds from these two Notes were net of original issue discounts of $15,000.

Between December 1, 2006 and May 1, 2007, we issued 10% Convertible Promissory Notes (the “First Bridge Notes”) to accredited investors in the aggregate principal amount of $6,295,091. The First Bridge Notes were convertible into an aggregate of 86,828,841 shares of common stock at a conversion price of $0.0725 per share. The First Bridge Notes had a term of six months from the date of issuance with various maturity dates starting June 1, 2007. As an inducement for the investors to purchase the First Bridge Notes, we issued to these investors four-year warrants, which entitle them to purchase an aggregate of 34,972,733 shares of common stock, which number of shares is based on 50% of the principal amount of the notes purchased by the investor and divided by the per share exercise price of $0.09. As discussed below, First Bridge Notes in the aggregate principal amount of $6,255,091, as well as the interest thereon, were exchanged for 6% Notes. As of March 31, 2008, a First Bridge Note in the aggregate principal amount of $40,000 remained outstanding. This Note has matured according to its terms, but no demand for payment has been made by the holder. We will either pay such note and related interest when demand is made or, if elected by the holder, convert the note and accrued interest into common stock.

On June 4, 2007, we issued 10% Convertible Promissory Notes (the “Second Bridge Notes”) to one accredited investor in the aggregate principal amount of $2,000,000. As an inducement for the investor to purchase the Second Bridge Notes, we issued to this investor four-year warrants, which entitle it to purchase an aggregate of 1,000,000 shares of common stock, which number of shares is based on 10% of the principal amount of the notes purchased by the investor and divided by the per share exercise price of $0.20. As discussed below, the Second Bridge Note in the aggregate principal amount of $2,000,000, as well as the interest thereon, was exchanged for 6% Notes. As of March 31, 2008, no Second Bridge Notes remained outstanding.

On September 28, 2007, November 29, 2007, December 14, 2007, and January 9, 2008, we issued 6% Notes to accredited investors in the aggregate principal amount of $12,704,597. The aggregate consideration of $12,699,597 was in the form of cash ($3,995,000), conversion of First Bridge Notes (aggregate principal amount of $6,255,091 and the accrued interest thereon of $411,617) and conversion of Second Bridge Notes (aggregate principal amount of $2,000,000 and the accrued interest thereon of $63,889).

The net cash proceeds from the sale of the 6% Notes issued in 2007 ($3,950,000) were intended to be used for working capital and general corporate purposes.

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

•
The 6% Notes purchased upon conversion of First Bridge Notes are convertible, in whole or in part, at the holders’ option, at any time or from time to time, into shares of common stock at a conversion price of $0.0725 per share.

•
The 6% Notes purchased upon conversion of Second Bridge Notes are convertible, in whole or in part, at the holders’ option, at any time or from time to time, into shares of common stock at a conversion price of $0.099 per share.

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

As of December 20, 2007 and January 4, 2008, we issued the December 6% Notes in an aggregate principal amount of $2,132,546 (convertible into 23,694,955 shares of our common stock at an initial conversion price of $0.09 per share) and December Warrants to purchase an aggregate of 2,710,061 shares of our common stock at an exercise price of $0.15 per share. We issued these securities in lieu of common stock primarily in connection with our solicitation of the exercise of warrants to purchase common stock at an exercise price of $0.09 per share or our Tender Offer. The gross proceeds from the warrant exercise (approximately $2.0 million) were released from escrow on December 31, 2007. The terms of the December 6% Notes and December Warrants are materially identical to the terms of the 6% Notes and Warrants, respectively, except that the December Notes mature on December 20, 2010 and have an initial conversion price of $0.09 and the December Warrants expire on December 20, 2011.

As of December 31, 2007, consistent with the terms of the original 6% Notes, we issued additional 6% Notes in the aggregate principal amount of $34,859 to eleven holders of such original 6% Notes in lieu of a cash interest payment (the “Interest Notes”). The terms of the Interest Notes, are materially identical to the terms of the original 6% Notes. The Interest Notes are convertible into an aggregate of 371,612 and 71,970 shares of our common stock at conversion prices of $0.0725 and $0.11 per share, respectively.

As of March 31, 2008, consistent with the terms of the original 6% Notes, we issued additional 6% Notes in the aggregate principal amount of $167,000 to eighty-seven holders of such original 6% Notes in lieu of a cash interest payment (the “Interest Notes”). The terms of the Interest Notes, are materially identical to the terms of the original 6% Notes. The Interest Notes are convertible into an aggregate of 1,058,922 shares of our common stock at conversion prices of $0.0725, $0.099 and $0.11 per share. A debt discount and a derivative conversion liability of $94,000 were recorded in connection with the issuance of the Interest Notes.

As of March 31, 2008, consistent with the terms of the original December 6% Notes, we issued additional December 6% Notes in the aggregate principal amount of $32,344 to forty-three holders of such original December 6% Notes in lieu of a cash interest payment (the “Interest Notes”). The Interest Notes, which are materially identical in their terms to the original December 6% Notes are convertible into an aggregate of 359,370, shares of our common stock at a conversion price of $0.09 per share. A debt discount and a derivative conversion liability of $17,000 were recorded in connection with the issuance of these December 6% Notes. Although generally accepted accounting principles require us to record derivative liabilities totaling $9.99 million as of March 31,2008 with respect to the warrants issued in connection with both the 6% Notes and December 6% Notes, such amount does not represent the cash amounts we are required to pay in the future. We do not expect to pay more than $13 million with respect to the principal of the 6% Notes and December 6% Notes and $2.2 million with respect to the accrued interest due over the life of the 6% Notes and December 6% Notes. The cash amount to repay principal and interest of the 6% Notes and December 6% Notes may be reduced further if the holders of the 6% Notes and December 6% Notes elect to convert their Notes, prior to their maturity, into shares of common stock.

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

As it relates to the January 2006 private placement, despite using our best efforts, we failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006 we were required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 133,359 shares of common stock and warrants to purchase 133,359 shares of common stock. As of March 31, 2008, we had not issued these shares and warrants.

The company is required to file a series of registration statements covering the resale of the shares of common stock underlying the 6% Notes, the Warrants, the December 6% Notes, the December Warrants, the Interest Notes and the four-year warrants issued to purchasers of the First Bridge Notes and Second Bridge Notes as well as the warrants issued to the placement agent in connection with the issuance of the First Bridge Notes, Second Bridge Notes and 6% Notes issued for cash and in connection with the Tender Offer. In the event the Company fails to file or cause these registration statements to become effective within specified time periods, it will be required to pay liquidated damages (except with respect to warrants issued to the placement agent) equal to 1% of the principal amount of the affected notes and the purchase price of shares of common stock issued on conversion of these notes and exercise of related warrants for each 30-day delay in the filing or effectiveness of such registration statement (or such lesser pro-rata amount for any period of less than 30 days).

The 6% Notes and Warrants have the following registration rights:

•
Upfront Registration: We were required to file a registration statement covering the resale of shares of common stock underlying the 6% Notes and the related warrants within 60 days of September 28, 2007 (the “Filing Date”) and to cause the registration statement to become effective within 120 days of September 28, 2007 (the “Effective Date”). The registration statement was filed on November 9, 2007 and declared effective on January 16, 2008.. An Event of Default with respect to the 6% Notes will occur, and liquidated damages (as described below) will accrue, if we, for 30 or more consecutive days, have registered less than the number of shares required to be registered pursuant to the registration rights.

•
Additional Registration Statement: Because we could not include all of the common stock underlying the 6% Notes and the related warrants in a registration statement without it being deemed a primary offering by the Securities and Exchange Commission, we were required to include in the registration statement the maximum number of securities that could be included therein, with the number of such securities allocated among the investors in proportion to the total registrable securities held by each investor on the date that the registration statement is filed. With respect to any securities that were not included in the registration statement, we will include the maximum amount of such securities in subsequent registration statements that will be filed on the earliest possible date on which such securities can be included without the subsequent registration statement being deemed a primary offering of securities by us.

•
Demand and Piggy-back Registrations: The holders of more than 50% of the shares of common stock issued and issuable upon conversion of the 6% Notes and exercise of the related warrants shall be entitled to one demand registration right commencing 121 days after September 28, 2007 (the “Closing Date”) until the second anniversary of the Closing Date. The investors will also be entitled to “piggy-back” registration rights on all registration statements filed by us (other than registration statements on Form S-4 or S-8 relating to issuances of securities in connection with business acquisitions or in connection with stock option or other employee benefit plans). In the event we fail to file these registration statements within 60 days or cause the registration statements to become effective within 150 days after a written request by the holders, we will be required to pay liquidated damages equal to 1% of the purchase price of the 6% Notes and the related warrants for each 30-day delay in the effectiveness of such registration statements.

•	We will bear all registration expenses (other than brokers' commissions and similar expenses and legal and other costs of the holders of securities).

The December 6% Notes and December Warrants have the same registration rights as the 6% Notes and Warrants, except that the trigger dates for the registration rights are based on a December 20, 2007 issue date. The Interest Notes have the same registration rights as the 6% Notes, except that the trigger dates for the registration rights are based on December 31, 2007 and March 31, 2008 issue dates, respectively.

The Company failed to cause the registration statement for the shares underlying the December 6% Notes, the December Warrants and the four-year warrants issued to purchasers of the First Bridge Notes and the Second Bridge Notes to be declared effective by the SEC on or before April 18, 2008. Liquidated damages therefore began to accrue on April 19, 2008. The estimated maximum amount of liquidated damages (which are payable in cash) for which the Company would be liable, assuming ineffectiveness from April 18, 2008 to June 20, 2008 is approximately $60,000.

Off-Balance Sheet Arrangements

During the three months and twelve months ended March 31, 2008 and December 31, 2007, respectively, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose entities; material trading activities in non-exchange traded commodity contracts; or transactions with persons or entities that benefit from their non-independent relationship with us.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, including our Chairman, Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our effectiveness of disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls as of the end of the period covered by the report were not effective due to the deficiencies described in our Management’s Report on Internal Control over Financial Reporting below.

We instituted and are continuing to implement corrective actions with respect to the deficiencies in our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

 Item 1A. Risk Factors

RISKS RELATED TO OUR BUSINESS

Unless we obtain new financing and/or generate revenue growth in the near future, our liquidity position will become significantly impaired.

The Company has incurred losses in its operations in each quarter since it changed its business direction in late 2002. For the three months ended March 31, 2008, the Company has incurred a net loss from operations of approximately $2.6 million. The Company has not generated positive cash flow from operating activities for the three months ended March 31, 2008 and 2007. The Company expects to continue to incur operating losses for at least the next six months. We anticipate operating expenses will increase as we attempt to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability. If we are not able to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

At March 31, 2008, the Company had a total of approximately $616,000 of cash and cash equivalents.

On May 2, 2008, the Company announced that it had received $250,000 of cash in the form of a Bridge Loan, of which its president, CEO and director, Lanny Dacus, and executive chairman and director, Greg Osborn, invested $50,000 each. The Company also announced that it has entered into an agreement with a Private Placement Agent to raise up to $5,000,000 (the "Qualified Raise") the terms of which are still under negotiation. There can be no assurances that the Company will be able to raise any funds pursuant to this private placement agreement. The Bridge Loan will convert into the Qualified Raise, under the same terms and conditions upon its completion.

Based upon the Company’s forecast of future revenues from its products in conjunction with the cash on hand, cash expected to be generated from operations will not provide adequate funding for the Company’s working capital over the next twelve months. The Company’s cash resources and its ability to continue to operate and grow its business are dependent upon obtaining additional financing from the exercise of outstanding warrants, and the proposed Qualified Raise or a similar credit facility and/or generating revenue growth from operations. While the Company has been in the process of aggressively developing, marketing and selling its products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of the Company’s efforts will be consistent with its cash availability and burn rate. If the Company is unable to obtain financing and/or generate sufficient revenue growth from existing and new business arrangements, the Company will not have sufficient cash to support its operations and meet its obligations. The Company anticipates that it will need approximately an additional $3-5 million to support its operations and meet its obligations over the next twelve months.

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

We have incurred losses from operations in each quarter since we changed our business direction in late 2002. We had a net loss from operations of $2,556,000 for the three months ended March 31, 2008, and net income overall of $17,166,000. Our net losses for the years ended December 31, 2007, 2006 and 2005 were approximately, $41,394,000, $62,943,000, and $18,269,000, respectively. We expect to continue to incur losses for the foreseeable future. We anticipate operating expenses will increase as we attempt to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability. If we are not able to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

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

We currently market Unifresh® Footbath and related products that clean and disinfect the hooves of dairy cows, , Tasker Blue, an antimicrobial aid used in the scalder process of poultry processing and the post-feather picker process, Tasker Clear, an acidifier that controls pH levels to enhance the effectiveness of liquid bacteriostatic applications, and Tasker Pacific Blue™ Seafood Wash, a product used in commercial and retail seafood processing to extend shelf life. Shelf life extension is the act of increasing the length of the time a product can spend during processing, distribution and retail before becoming unacceptable for consumption.

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

Our Unifresh Footbath and related products control a hoof infection known as digital dermatitis that causes lameness, swelling and fever in dairy cows, resulting in a drastic decrease in milk production. Forms of treatment include antibiotic bandaging and topical sprays using Terramycin® (oxytetracycline — an antibiotic) and footbaths using Formalin (a saturated solution of formaldehyde), copper sulfate, Tetracycline (a broad-spectrum antibiotic) or Peracetic Acid (a disinfectant and sanitizer). Unifresh Footbath’s underlying technology, pHarlo technology, uses a highly acidified form of copper sulfate that helps control the bacteria that cause digital dermatitis. Some competing products using copper sulfate include QuickHit, Healthy Foot and HoofPro+ by SSI Corporation; Double-Action™ Hoof Treatment by West Agro, Inc.; and Hoofcare Supercharger manufactured by Marabo.

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

Currently, our seafood application product, Pacific Blue™, is the only treatment in the market that reduces odors on seafood by reducing the bacteria that causes spoilage. When and if the market for Pacific Blue™ develops, additional products created by competitors may enter the market and compete.

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

We were unable to have the registration statement registering resale of securities purchased in the September 2005 private placement declared effective by the deadline specified in the applicable registration rights agreement. However, in connection with the January 2006 private placement, we obtained waivers of all claims for liquidated damages relating to our inability to have such registration statement declared effective by the specified deadline. Under the waiver, the date by which the registration statement covering resale of the securities purchased in the September 2005 private placement was required to be declared effective was extended to May 23, 2006. On April 26, 2006, we filed a registration statement registering resale of securities purchased in the September 2005 and January 2006 private placements. We believe, that as it relates to the September 2005 private placement, we have used our best efforts to cause the registration statement to be declared effective and, therefore, pursuant to the terms of the September 2005 registration rights agreement, we believe that we are not currently liable for liquidated damages as a result of the registration statement not being declared effective by May 23, 2006. Should the rights holders dispute that our best efforts were used, and we either accede to the assertion or are found to not have used our best efforts, the estimated maximum amount of liquidated damages for which we would be liable, assuming ineffectiveness from May 23, 2006 to October 31, 2006, is approximately $43,000. Also, as it relates to the January 2006 private placement, we, despite using our best efforts, failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006 we were required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 133,359 shares of common stock and warrants to purchase 133,359 shares of common stock. As of March 31, 2008, we had not issued these shares and warrants.

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

The large number of shares available for future sale through options, warrants and debt conversion rights, as highlighted in Note 6 to the March 31, 2008 financial statements, could adversely affect the price of our common stock.

There are approximately 140,776,000 common shares issued and outstanding as of March 31, 2008, an additional 147,417,000 potential shares issuable upon the conversion of notes, an additional 83,978,000 potential shares issuable upon the exchange of warrants, and an additional 69,702,000 potential shares issuable upon exercise of options, for a total of 441,873,000 potential shares.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2008, we issued the following stock options, warrants and common stock:

On January 4, 2008, we issued an additional December 6% Note in the aggregate principal amount of $100,000 (convertible into 1,111,111 shares of our common stock at an initial conversion price of $0.09 per share) and December Warrants to purchase an aggregate of 133,333 shares of our common stock at an exercise price of $0.15 per share. We issued these securities in lieu of common stock to an accredited investor in connection with that investor's exercise of its warrants to purchase common stock at an exercise price of $0.09 per share. We received proceeds of $90,000 in connection with this transaction. These securities were not registered under the Securities Act because such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as they were transactions by an issuer that did not involve a public offering of securities.

On January 9, 2008, we issued a 6% Note to an accredited investors in the aggregate principal amount of $50,000 (convertible into 454,545 shares of our common stock at an initial conversion price of $0.11 per share) and Warrants to purchase an aggregate of 166,667 shares of our common stock at an exercise price of $0.15 per share. We received proceeds of $45,000 in connection with this transaction. These securities were not registered under the Securities Act because such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as they were transactions by an issuer that did not involve a public offering of securities.

In January 2008, several investors in the 6% Notes, converted $530,018 of principal and accrued interest into 7,258,863 restricted shares of common stock. These shares were not registered under the Securities Act because such issuances were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as no commission or other remuneration was paid or given in connection with the conversion.

In February 2008, several investors in the 6% Notes, converted $332,977 of principal and accrued interest into 4,592,788 restricted shares of common stock. These shares were not registered under the Securities Act because such issuances were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as no commission or other remuneration was paid or given in connection with the conversion.

In March 2008, several investors in the 6% Notes, converted $487,089 of principal and accrued interest into 6,718,465 restricted shares of common stock. These shares were not registered under the Securities Act because such issuances were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as no commission or other remuneration was paid or given in connection with the conversion.

As of March 31, 2008, consistent with the terms of the original 6% Notes, we issued additional 6% Notes in the aggregate principal amount of $167,000 to eighty-seven holders of such original 6% Notes in lieu of a cash interest payment (the “Interest Notes”). The terms of the Interest Notes are materially identical to the terms of the original 6% Notes. The Interest Notes are convertible into an aggregate of 1,887,241 shares of our common stock at conversion prices of $0.0725, $0.099 and $0.11 per share. A debt discount and a derivative conversion liability of $94,000 were recorded in connection with the issuance of the Interest Notes.

As of March 31, 2008, consistent with the terms of the original December 6% Notes, we issued additional December 6% Notes in the aggregate principal amount of $32,344 to forty-three holders of such original December 6% Notes in lieu of a cash interest payment (the “Interest Notes”). The Interest Notes, which are materially identical in their terms to the original December 6% Notes, are convertible into an aggregate of 359,370, shares of our common stock at a conversion price of $0.09 per share. A debt discount and a derivative conversion liability of $17,000 were recorded in connection with the issuance of these December 6% Notes.

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

TASKER PRODUCTS CORP.

Date: May 15, 2008	By:	/s/ Doreen J. Remmen
Doreen J. Remmen
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certifications by Principal Executive Officer
32.2	Section 1350 Certifications by Principal Financial Officer