Form 10-Q
period 2008-06-30
TASKER PRODUCTS CORP
filed 2008-08-14
CIK 1084557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of August 13, 2008 was 142,883,078.

TASKER PRODUCTS CORP.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	2
	Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007	3
	Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	23
Item 3.	Quantitative And Qualitative Disclosures About Market Risk	32
Item 4.	Controls And Procedures	32

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	41
Item 6.	Exhibits	42

SIGNATURES

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$119	$2,671
Accounts receivable, net of allowance for doubtful accounts of $50 and $39, respectively	846	283
Notes receivable	64	84
Inventories	252	285
Prepaid expenses and other current assets	51	95
Total current assets	1,332	3,418

Notes receivable, net of current portion	738	707
Property and equipment, net	882	998
Intangible assets, net	6,670	7,084
Goodwill	9,835	9,835
Deferred financing costs	1,420	1,866
Deposits, net	12	19
Total assets	$20,889	$23,927

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$935	$780
Other accrued liabilities	1,407	1,663
Notes payable, net of discount	661	40
Demand loans payable	502	—
Derivative liabilities	6,311	31,656
Warrants payable - placement agent	—	1,501
Total current liabilities	9,816	35,640

Long-term liabilities:
Notes payable-6% Notes, net of discount	3,233	965
Other long-term liabilities	13	19
Total long -term liabilities	3,246	984
Total liabilities	13,062	36,624
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value;15,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 450,000 shares authorized; 142,883 and 121,456 shares issued and outstanding, respectively	143	121
Additional paid-in capital	122,040	117,584
Accumulated deficit	(114,356)	(130,402)
Total stockholders’ equity (deficit)	7,827	(12,697)
Total liabilities and stockholders’ equity (deficit)	$20,889	$23,927

 See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Three Months Ended June 30,
	2008	2007

Revenues	$1,588	$632
Cost of goods sold	664	73
Gross margin	924	559

Operating expenses
Selling, general & administrative (1)	3,179	3,420
Product development (1)	208	349
Depreciation and amortization	280	280
Total operating expenses	3,667	4,049

Loss from operations	(2,743)	(3,490)

Other income (expense):
Interest expense	(214)	(175)
Interest income	16	16
Amortization of fair value assigned to beneficial conversion feature and amortization of fair value of warrants	(1,482)	(3,187)
Amortization of deferred financing costs	(174)	(1,200)
Liquidated damages	(60)	—
Gain on extinguishment of debt	—	4
Gain (loss) on change in value of derivative liabilities	3,537	(15)
Total other income (expense), net	1,623	(4,557)
Net loss before taxes	(1,120)	(8,047)
Provision for income tax	—	—
Net loss	$(1,120)	$(8,047)
Net loss per common share, basic	$(.01)	$(0.07)
Net loss per common share, diluted	$(.01)	$(0.07)
Weighted average common shares outstanding, basic and dilutive	142,442	108,958

(1)	Includes stock-based compensation as follows:

	Three Months Ended June 30,
	2008	2007
Selling, general & administrative	$951	$1,219
Product development	—	13
Total	$951	$1,232

See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Six Months Ended June 30,
	2008	2007

Revenues	$2,610	$1,057
Cost of goods sold	1,065	168
Gross margin	1,545	889

Operating expenses
Selling, general & administrative (1)	5,750	6,606
Product development (1)	534	833
Write-off of raw material		20
Depreciation and amortization	559	557
Total operating expenses	6,843	8,016

Loss from operations	(5,298)	(7,127)

Other income (expense):
Interest expense	(443)	(280)
Interest income	45	33
Amortization of fair value assigned to beneficial conversion feature and amortization of fair value of warrants	(2,676)	(4,872)
Amortization of deferred financing costs	(352)	(1,722)
Liquidated damages	(60)	—
Gain on extinguishment of debt	—	55
Gain on change in value of derivative liabilities	24,831	(15)
Total other income (expense), net	21,345	(6,801)
Net income (loss) before taxes	16,047	(13,928)
Provision for income tax	—	—
Net income (loss)	$16,047	$(13,928)
Net income (loss) per common share, basic	$.12	$(0.13)
Net income (loss) per common share, diluted	$.02	$(0.13)
Weighted average common shares outstanding, basic	136,798	107,933
Weighted average common shares outstanding, dilutive	282,327	107,933

(1)	Includes stock-based compensation as follows:

	Six Months Ended June 30,
	2008	2007
Selling, general & administrative	$1,321	$2,563
Product development	2	149
Total	$1,323	$2,712

See accompanying notes

TASKER PRODUCTS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$16,046	$(13,928)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash items
Depreciation and amortization	559	557
Noncash interest and liquidated damages	234	1
Write-off of raw materials	—	20
Stock-based compensation	1,323	2,712
Allowance for uncollectible accounts receivable	12	15
Noncash financing costs	111	—
Amortization of debt discount	2,676	4,873
Amortization of deferred financing costs	352	1,722
Gain on change in fair value of derivative liabilities	(24,831)	15
Changes in operating assets and liabilities:
Accounts receivable	(555)	(301)
Inventories	33	(118)
Prepaid expenses and other current assets	137	122
Accounts payable	155	(708)
Other accrued liabilities	(325)	(163)
Net cash used in operating activities	(4,073)	(5,181)

Cash flows from investing activities:
Purchases of property and equipment	(28)	(86)
Payments for deposits and other	7	—
Net cash used in investing activities	(21)	(86)

Cash flows from financing activities:
Proceeds from private placements, net of issue costs	1,045	6,375
Proceeds from short term loans	500	—
Deferred financing costs	—	(812)
Exercise of warrants / options	—	122
Repayment of auto loan	(3)	(5)
Repayments on notes payable	—	(605)
Net cash provided by financing activities	1,542	5,075
Net decrease in cash and cash equivalents	(2,552)	(192)
Cash and cash equivalents, beginning of period	2,671	932
Cash and cash equivalents, end of period	$119	$740

Supplemental disclosures of cash flow information:
Interest paid	$6	$6
Supplemental disclosures of non-cash investing and financing activities:
Fair value of warrants issued as private placement fees	$—	$214
Recognition of debt discounts related to warrants , beneficial conversion and derivative liabilities	$1,186	$4,161
Conversion of debt and accrued interest into long-term debt	$389	$—
Conversion of debt and accrued interest into common stock	$1,708	$116

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

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2008 and December 31, 2007 and for the three and six month periods ended June 30, 2008 and 2007 reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may occur for the year ending December 31, 2008.

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

3. New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141R”), which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors, and other users, all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R will be effective for acquisitions with a date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply SFAS 141R for any of our applicable acquisitions beginning January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133”. (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

4. Liquidity

Going Concern

At June 30, 2008, the Company had a total of approximately $119,000 of cash and cash equivalents. The Company is rapidly depleting its cash resources and its ability to continue to operate and grow its business is dependent upon obtaining additional financing from the proposed Qualified Raise described below or a similar sale of debentures, the exercise of outstanding warrants, and/or generating revenue growth from operations. The Company anticipates that it will need approximately an additional $6 million to support its operations and meet its obligations over the next twelve months.

The Company has incurred losses in its operations in each quarter since it changed its business direction in late 2002. For the three and six months ended June 30, 2008, the Company incurred a loss from operations of approximately $2.7 million and $5.3 million, respectively. The Company has not generated positive cash flow from operating activities for the six months ended June 30, 2008 and 2007. The Company expects to continue to incur operating losses for the foreseeable future. We anticipate operating expenses will increase as we attempt to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to operate and grow our business. While the Company has been in the process of aggressively developing, marketing and selling its products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of the Company’s efforts will be consistent with its cash availability and burn rate.

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

As reported previously, the Company has entered into an agreement with a private placement agent to raise additional funds (the "Qualified Raise"), the terms of which are still under negotiation. The Company is currently seeking up to $6.0 million through the Qualified Raise, and an additional $2.0 million through a receivables-based revolving financing (the “Revolving Financing.”) There can be no assurances that the Company will be able to raise any funds pursuant to this private placement agreement.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As it relates to the January 2006 private placement, the Company, despite using its best efforts, failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006, the Company is required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 133,359 shares of common stock and warrants to purchase 133,359 shares of common stock. As of June 30, 2008, the Company had not issued these shares and warrants.

The Company is required to file a series of registration statements covering the resale of the shares of common stock underlying the long term 6% convertible notes and related warrants and interest notes, and the four-year warrants issued to purchasers of the bridge notes issued between December 1, 2006 and June 4, 2007 as well as the warrants issued to the placement agent in connection with the issuance of such bridge notes, and long term 6% convertible notes. In the event the Company fails to file or cause these registration statements to become effective within specified time periods, it is required to pay liquidated damages (except with respect to warrants issued to the placement agent) equal to 1% of the principal amount of the affected notes and the purchase price of shares of common stock issued on conversion of these notes and exercise of related warrants for each 30-day delay in the filing or effectiveness of such registration statement (or such lesser pro-rata amount for any period of less than 30 days).

The Company failed to cause the registration statement for the shares underlying the long term 6% convertible notes initially issued in December 2007 and related warrants, the warrants related to the bridge notes, and the interest notes issued in December 2007 to be declared effective by the SEC on or before April 18, 2008. Liquidated damages therefore began to accrue on April 19, 2008. The estimated amount of liquidated damages (which are payable in cash) for which the Company would be liable, assuming ineffectiveness from April 18, 2008 to June 30, 2008 is approximately $60,000.

5. Notes Receivable

On March 28, 2005, in connection with the 2005 acquisition of the pHarlo Assets, the Company issued to David Creasey, a principal of pHarlo Citrus Technologies and Indian River Labs, a loan of $625,000. This loan is secured by options and stock that Mr. Creasey holds in the Company. As of June 30, 2008, the balance of this loan is approximately $798,000, including accrued interest of approximately $173,000.

6. Goodwill and Other Intangible Assets

The net carrying values of goodwill and other intangible assets at June 30, 2008 were as follows (in thousands):

	Carrying Amount	Additions	Amortization	Net Carrying Amount/ Adjusted Basis

Amortizable utility patents	$7,084	$—	$414	$6,670

Goodwill	$9,835	$—	$—	$9,835

The net carrying values of goodwill and other intangible assets at December 31, 2007 were as follows (in thousands):

	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount/ Adjusted Basis
Amortizable utility patents	$22,525	$12,239	$3,202	$7,084

Goodwill	$41,677	$31,842	$—	$9,835

The Company recorded amortization expense of approximately $207,000 and $414,000 related to the other intangible assets for the three and six months ended June 30, 2008, respectively. The Company recorded amortization expense of $207,000 and $413,000 related to the other intangible assets for the three and six months ended June 30, 2007, respectively.

Future expected amortization expense of intangible assets for the remaining two quarters of the current fiscal year and the subsequent fiscal years is as follows (in thousands):

2008	$414
2009	$829
2010	$829
2011	$829
2012	$829
2013 and thereafter	$2,939

7.  Warrants and Stock Options

Warrants:

Outstanding warrants (excluding warrants issued for compensation subsequent to adoption of SFAS 123R included below under share-based payments) at June 30, 2008, were as follows:

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

•
Warrants to purchase 11,277,780 shares of common stock issued to lenders in connection with the sale of bridge notes between December 1, 2006 and May 1, 2007 (net of 23,694,955 converted to Note Payable). The warrants have a four-year term and were issued with an exercise price of $0.09 per share.

•
Warrants to purchase 8,682,894 shares of common stock issued to a placement agent in connection with the sale of the bridge notes between December 1, 2006 and May 1, 2007. The warrants have a seven-year term and were issued with an exercise price of $0.0725 per share. On March 6, 2007, we issued 2,000,000 shares of our common stock to our placement agent pursuant to the cashless exercise of 2,983,051 of these warrants.

•
Warrants to purchase 1,000,000 shares of common stock issued to a lender in connection with the sale of the bridge notes on June 4, 2007. The warrants have a four-year term and were issued with an exercise price of $0.20 per share.

•
Warrants to purchase 2,020,202 shares of common stock issued to a placement agent in connection with the sale of bridge notes on June 4, 2007. The warrants have a seven-year term, were issued with an exercise price of $0.099, and contain a "cashless exercise" option.

•
Warrants to purchase 35,176,849 shares of our common stock issued to lenders in connection with the sale of long term 6% convertible notes between September 28, 2007 and January 9, 2008. The warrants have a four-year term and were issued with an exercise price of $0.15.

•
Warrants to purchase 3,590,909 shares of our common stock were issued to a placement agent in connection with the sale of the long term 6% convertible notes. The warrants have a seven- year term, were issued with an exercise price of $0.11 per share and contain a “cashless exercise” option.

•
Warrants to purchase 2,843,394 shares of common stock issued to lenders between December 2007 and January 2008 in connection with the December 20, 2007 Tender Offer. The warrants have a four-year term and were issued with an exercise price of $0.15 per share.

•
Warrants to purchase 2,258,382 shares of our common stock were issued to a placement agent in connection with the December 20, 2007 Tender Offer. The warrants have a seven-year term, and were issued with an exercise price of $0.09 per share.

•
Warrants to purchase 15,160,600 shares of common stock are intended to be issued to lenders in connection with the Bridge Financing received between April and June of 2008. The warrants are expected to have a five year term, an exercise price of $0.06 per share and a “cashless exercise” option. Exercise of such warrants with respect to 6,843,000 shares would cause the Company’s issued and outstanding common stock, when added to the Company’s shares issuable upon the conversion of notes, exercise of warrants and exercise of options, to exceed the maximum number of shares of common stock the Company is currently authorized to issue under its certificate of incorporation.

In addition, if and when the Company consummates the Qualified Raise, warrants to purchase 1,970,368 shares of our common stock will be issuable to lenders in connection with a waiver signed by the majority of the noteholders authorizing the Company to issue notes in payment of quarterly interest, and to seek additional financing.

The following table summarizes the Company’s warrant activity (excluding warrants issued for compensation subsequent to adoption of SFAS 123R included below under share-based payments) for the quarter ended June 30, 2008:

	Number of warrants	Exercise Price per warrant	Weighted average exercise price per warrant Share
Outstanding, January 1, 2008	82,520,823	$0.0725 - $2.00	$0.32
Granted	300,000	$0.15	$0.15
Converted to Note Payable	(1,111,111)	$0.09	$0.09
Outstanding, March 31, 2008	81,709,712	$0.0725 - $2.00	$0.32
Granted	15,160,600.06		$0.06
Exercised	—	—	—
Outstanding, June 30, 2008	96,870,312	$0.06 - $2.00	$0.27

As of June 30, 2008, the weighted average contractual life of warrants outstanding (excluding warrants issued for compensation subsequent to adoption of SFAS 123R included below under share-based payments) is approximately 3.7 years.

Share-based payments:

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective transition method. The total expense associated with non-plan warrant and stock option based employee compensation was approximately $951,000 and $1,232,000 for the three months ended June 30, 2008 and 2007, respectively. The total expense associated with non-plan warrant and stock option based employee compensation was approximately $1,323,000 and $2,712,000 for the six months ended June 30, 2008 and 2007, respectively.

The aggregate intrinsic value in the tables below represents the total intrinsic value (the difference between the closing stock price on the last trading day of the quarter ended June 30, 2008 and the exercise price, multiplied by the number of in-the-money options and warrants) that holders would have received had all such holders exercised their options and warrants on June 30, 2008. This amount changes each reporting period based on changes in the fair market value of the Company’s common stock. No compensatory options or warrants were exercised during the three months ended June 30, 2008 or 2007.

As at June 30, 2008, future compensation cost related to non-vested stock options and warrants, less estimated forfeitures, is approximately $846,000 and will be recognized over an estimated weighted average period of 4.86 years.

A summary of stock option and warrants activity is as follows:	Number of options and warrants	Weighted Average Exercise Price per option and warrant	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	69,857,460	$0.25	8.5	$1,815,000
Granted	620,000	$0.10
Exercised	—
Cancelled/forfeited	(775,000)	$0.15
Outstanding March 31, 2008	69,702,460	$0.23	8.3	$69,000
Granted	—
Exercised	—
Cancelled/forfeited	(666,563)	$.16
Outstanding June 30, 2008	69,035,897	$.21	8.0	$49,000

Options and warrants exercisable at June 30, 2008	60,476,068	$0.22	7.8	$49,000

The following table summarizes additional information about stock options and warrants granted during the six months ended June 30:

	2008	2007
Weighted-average fair value of grants	$0.10	$0.14
Risk-free interest rate	2.61%-2.90%	4.44%-4.92%
Expected option term	4.46 years	4.0-6.1 years
Stock price volatility	130%	138-141%
Dividend yield	—	—

Outstanding compensatory stock options and warrants at June 30, 2008, included the following warrants:

•
Warrants to purchase 18,000,000 shares of common stock issued to our President and Chief Executive Officer on December 1, 2006, as part of his compensation. The warrants have a ten-year term and were issued with exercise prices ranging from $0.11 to $0.18 per share.

•
Warrants to purchase 2,515,624 shares of common stock issued to employees, directors and consultants on December 26, 2006, as part of their compensation. The warrants have a ten-year term and were issued with an exercise price of $0.14 per share.

•
Warrants to purchase 750,000 shares of common stock issued to a director on January 11, 2007, as part of his compensation. The warrants have a ten-year term and were issued with an exercise price of $0.15 per share.

•
Warrants to purchase 8,263,750 shares of common stock issued to employees, directors and consultants on February 5, 2007, as part of their compensation. The warrants have a ten-year term and were issued with an exercise price of $0.14 per share.

•
Warrants to purchase 850,000 shares of common stock issued to employees, directors and consultants on March 14, 2007, as part of their compensation. The warrants have a ten-year term and were issued with an exercise price of $0.19 per share.

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

•
Warrants to purchase 1,400,000 shares of common stock issued to employees, directors and consultants on June 29, 2007, as part of their compensation. The warrants have a ten -year term and were issued with an exercise price of $0.20 per share.

•
Warrants to purchase 5,000,000 shares of common stock issued to the placement agent on June 29, 2007, as a fee for various consulting services provided. The warrants have a ten-year term and were issued with an exercise price of $0.19 per share.

•
Warrants to purchase 1,679,375 shares of common stock issued to employees, directors and consultants on September 19, 2007, as part of their compensation. The warrants have a ten-year term and were issued with an exercise price of $0.18 per share.

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

•
Warrants to purchase 60,000 shares of common stock issued to employees, on January 17, 2008, as part of their compensation. The warrants have a ten-year term and were issued with an exercise price of $0.13 per share.

•
Warrants to purchase 200,000 shares of common stock issued to consultants, on January 17, 2008, as part of their compensation. The warrants have a five-year term and were issued with an exercise price of $0.13 per share.

•
Warrants to purchase 320,000 shares of common stock issued to employees, on March 27, 2008, as part of their compensation. The warrants have a ten-year term and were issued with an exercise price of $0.07 per share.

8. Net Income (Loss) Per Common Share

The following tables set forth the computation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended
	June 30,
	(in thousands except per share data)
	2008	2007
Numerator for basic and diluted net loss per share:	$(1,120)	$(8,047)

Denominator for basic and diluted net loss per share – weighted average shares:	142,442	108,958

Basic and diluted net loss per common share:	$(0.01)	$(0.07)

	Six Months Ended
	June 30,
	(in thousands except per share data)
	2008	2007
Numerator for basic net income (loss) per share:	$16,047	$(13,928)
Numerator for diluted net income (loss) per share:	$4,595	$(13,928)
Denominator for:
Basic - weighted-average shares	136,798	107,933
Convertible notes	144,547
Warrants	982
Diluted – weighted-average shares	282,327	107,933

Basic net income (loss) per common share:	$0.12	$(0.13)
Diluted net income (loss) per common share:	$0.02	$(0.13)

For the three months ended June 30, 2008, 164,906,209 options and warrants were excluded from the computation of net loss per share because the exercise price exceeded the average stock price for the period. Out-of-the-money options and warrants had average exercise prices of $.25. For the six months ended June 30, 2008, 150,655,245 options and warrants were excluded from the computation of net income per share because the exercise price exceeded the average stock price for the period. Out-of-the-money options and warrants had average exercise prices of $.26. As of June 30, 2007, 131,723,190 options and warrants, and 109,556,114 shares of common stock issuable upon the conversion of the convertible Notes were excluded from the computation of net loss per share because their effect would be anti-dilutive.

9. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
Raw Materials	$58	$101
Finished Goods	194	184
	$252	$285

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

10.  Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2008	December 31, 2007

Accrued wages	$121	$132
Accrued interest	173	141
Liquidated damages	525	464
Accrued legal and accounting fees	267	342
Accrued consulting	150	139
Accrued purchases	3	7
Accrued rent (net)	129	227
Other	39	211
	$1,407	$1,663

11. Notes Payable

Short-Term Loans and Convertible Bridge Notes

On April 20, 2007, the Company issued a 10% Convertible Promissory Note in the amount of $40,000 which matured on October 20, 2007. No demand for payment has been made by the holder. This outstanding note is convertible at a price of $0.0725 into 551,724 shares of common stock. The Company will either pay such note and related interest when demand is made or, if elected by the holder, convert the note and accrued interest into common stock.

Between April and June 2008, the Company received cash in the amount of $910,000 in connection with the Bridge Loans as defined in Note 16. This cash reflects a discount of $182,000 from the expected face value of the corresponding 12% promissory notes (“2008 Bridge Notes”) that the Company intends to issue in the amount of $1,092,000 in connection with the corresponding Bridge Loans. In connection with these loans, it is anticipated that the Company will issue five-year warrants to purchase an aggregate of 15,160,600 shares of the Company’s common stock at an exercise price of $0.06 per share. Exercise of such warrants with respect to 6,843,000 shares would cause the Company’s issued and outstanding common stock, when added to the Company’s shares issuable upon the conversion of notes, exercise of warrants and exercise of options, to exceed the maximum number of shares of common stock the Company is currently authorized to issue under its certificate of incorporation.

Because the terms of the warrants to be issued may cause the potential number of shares issuable on conversion to be indeterminable due to an anti-dilution provision (in the event the Company does a subsequent financing, which event the Company cannot assert is improbable) which is not limited by the terms of the agreements, and the Company is unable to assure it will have sufficient available shares to issue upon conversion of all convertible instruments, the warrants are required to be recorded as derivative liabilities and as a discount to the value of the notes (See Note 15). The Company recorded an original debt discount of approximately $710,000 associated with the 2008 Bridge Notes. The derivative liability was subsequently marked to fair value using the Black-Scholes model at June 30, 2008 which resulted in a derivative liability of approximately $658,000.

The discount of $182,000 has been recorded as debt discount and is being amortized as interest expense over the life of the notes. The carrying value of the 2008 Bridge Notes at June 30, 2008 is $1,092,000, net of unamortized debt discount of $471,199, for a net carrying value of $620,801.

Between April and June, 2008, the Company also received cash in the aggregate amount of $500,000 in connection with short-term loans (“2008 Short-Term Loans”), repayable upon demand, and bearing interest at the rate of 12% per annum.

Long-term 6% Convertible Notes

Between September 27, 2007 and December 31, 2007, the Company issued 6% Secured Convertible Promissory Notes initially due on September 2010 (the “6% Notes”) to accredited investors in the aggregate principal amount of $12,684,597. A similar 6% Secured Convertible Promissory Note due September 2010 in the amount of $50,000 was issued on January 9, 2008, completing the subscription. The maturity of such notes was subsequently extended to March 2011. The aggregate consideration for such notes was in the form of cash or the exchange of bridge notes (including accrued interest) which had been issued in exchange for cash between December 1, 2006 and June 4, 2007. Such notes are convertible at $0.0725, $0.099 and $0.11 per share. As of December 31, 2007, $577,208 of the principal and accrued interest on these notes had been converted to common stock. A further $1,623,307 has been converted to common stock through June 30, 2008.

Between December 20 and December 31, 2007, the Company issued 6% Secured Convertible Promissory Notes due December 2010 in an aggregate principal amount of $2,032,546, convertible at $0.09 per share. A similar 6% Secured Convertible Promissory Note due December 2010 in the amount of $100,000 was issued on January 4, 2008, completing the subscription. The maturity of such notes was subsequently extended to June 2011. The Company primarily issued these notes in lieu of common stock in connection with its solicitation of the exercise of warrants to purchase common stock at an exercise price of $0.09 per share (the “Tender Offer”). The 6% Secured Convertible Promissory Notes issued between September 27, 2007 and January 9, 2008 are sometimes called “long term 6% convertible notes” in this report.

Interest on all of the 6% Secured Convertible Promissory Notes is payable quarterly in cash or by issuance of new notes. On December 31, 2007, additional 6% Secured Convertible Promissory Notes due September 2010 in the aggregate principal amount of $34,859 were issued to certain noteholders in lieu of cash payments of interest, on the same terms as the holder’s original 6% Secured Convertible Promissory Notes, except that interest on the interest notes cannot be paid by issuance of another 6% Secured Convertible Promissory Note. As of June 30, 2008, in accordance with the terms of a consent signed by the holders of a majority of the aggregate principal amount of the notes outstanding, additional 6% Secured Convertible Promissory Notes in the aggregate principal amount of $385,856 in lieu of cash interest payments due on March 31 and June 30, 2008 were issued. These notes issued in lieu of cash interest are sometimes called “interest notes” in this report. The interest notes are materially identical in their terms to the original notes to which they relate, except that they are convertible at a conversion price of $0.11 per share. The maturity of these interest notes was subsequently extended by six months. In accordance with the terms of the consent signed by holders of a marjority of the aggregate principal amount of the 6% Secured Convertible Promissory Notes, the interest payments due on the last business day of September and December 2008 and March and June 2009 will also be made in the form of interest notes in lieu of cash.

As described in Note 16 - Subsequent Events, the holders of the long-term 6% convertible senior notes and related warrants have recently amended the terms of such notes and related warrants.

The investors and the placement agent in these transactions also received warrants to purchase common stock at an exercise price of $0.15, as described more fully in Note 7. Because the terms of the instruments cause the potential number of shares issuable on conversion to be indeterminable due to an anti-dilution provision (in the event the Company does a subsequent financing which event the Company cannot assert is improbable) which is not limited by the terms of the agreements, and the Company is unable to assure it will have sufficient available shares to issue upon conversion of all convertible instruments, the conversion option and warrants are required to be recorded as derivative liabilities (See Note 15.)

The fair value of the derivative liabilities related to the long term 6% convertible notes totaled approximately $5,653,000 at June 30, 2008. The approximate net carrying amount of all the long term 6% convertible notes at June 30, 2008 is $3,233,000.

	Long Term Notes Payable	Debt Discount Related to Issue Costs, Warrants, and Beneficial Conversion Features	Net Carrying Value of Notes
Balance at December 31, 2007	$14,175	$(13,210)	$965
Notes Converted to Common Stock	(1,416)	1,219
Issuance of New Notes	150	(147)
Conversion of Interest to Notes	197	(106)
Amortization of Debt Discount		1,194
Balance at March 31, 2008	$13,109	$(11,050)	$2,059
Notes Converted to Common Stock	(207)	183
Issuance of New Notes	—	—
Conversion of Interest to Notes	192	(50)
Amortization of Debt Discount		1,061
Balance at June 30, 2008	$13,089	$(9,856)	$3,233

Notes Payable to Related Parties

Greg Osborn, Executive Chairman and a director of the Company, has purchased convertible notes from the company at various times since December 1, 2006. As of June 30, 2008, the aggregate value of the long term 6% convertible notes held by Mr. Osborn, including related interest notes issued in lieu of cash, totaled $27,955. These notes are convertible to 381,716 shares of our common stock at conversion prices ranging from $0.0725 to $0.11 per share. In addition, as of June 30, 2008, Mr. Osborn had advanced cash in connection with the 2008 Bridge Loans in the aggregate amount of $120,000 accruing interest at 12% per annum. Mr. Osborn owns warrants to purchase 138,888 shares of our common stock with an exercise price of $0.09 per share; warrants to purchase 50,000 shares with an exercise price of $0.15 per share; and warrants to purchase 1,666,000 shares with an exercise price of $0.06 in connection with his personal investments in the Company’s Notes Payable. In addition, as of June 30, 2008, Mr. Osborn held a short-term note payable in the amount of $150,000, bearing interest at 12%, which is to be repaid from the proceeds of the anticipated Qualified Raise.

Lanny Dacus, President, Chief Executive Officer and a director of the Company, has purchased convertible notes from the company at various times since December 1, 2006. As of June 30, 2008, the aggregate value of the long term 6% convertible notes held by Mr. Dacus, including related interest notes issued in lieu of cash, totaled $183,873. These notes are convertible to 2,360,064 shares of our common stock at conversion prices ranging from $0.0725 to $0.11 per share. In addition, as of June 30, 2008, Mr. Dacus held one 2008 Bridge Note, with a principal value of $60,000 accruing interest at 12% per annum, which is convertible into the anticipated Qualified Raise. Mr. Dacus owns warrants to purchase 300,000 shares of our common stock with an exercise price of $0.15, and warrants to purchase 833,000 shares with an exercise price of $0.06 in connection with his personal investments in the Company’s Notes Payable. In addition, as of June 30, Mr. Dacus held a short-term note payable in the amount of $150,000, bearing interest at 12%, which is to be repaid from the proceeds of the anticipated Qualified Raise.

Joseph Carfora, a director of the Company, has purchased convertible notes from the company at various times since January 25, 2007. As of June 30, 2008, the aggregate value of the long term 6% convertible notes held by Mr. Carfora, including related interest notes issued in lieu of cash, totaled $27,161. These notes are convertible to 347,359 shares of our common stock at conversion prices ranging from $0.0725 to $0.11 per share. Mr. Carfora owns warrants to purchase 167,778 shares of our common stock, at exercise prices ranging from $0.09 to $0.15 per share, obtained in connection with his personal investments in the Company’s Notes Payable.

Timothy Lane, a director of the Company, has purchased convertible notes from the company at various times since May 1, 2007. As of June 30, 2008, the aggregate value of the long term 6% convertible notes held by Mr. Lane, including related interest notes issued in lieu of cash, totaled $53,649. These notes are convertible to 732,557 shares of our common stock at conversion prices ranging from $0.0725 to $0.11 per share. Mr. Lane owns warrants to purchase 377,778 shares of our common stock, at exercise prices ranging from $0.09 to $0.15 per share, obtained in connection with his personal investments in the Company’s Notes Payable.

Leonid Frenkel, who resigned as director of the Company on June 1, 2007, owns convertible notes purchased from the Company at various times since February 14, 2007. As of June 30, 2008, the aggregate value of the long term 6% convertible notes held by Mr. Frenkel, including related interest notes issued in lieu of cash, totaled $614,099. These notes are convertible to 7,847,644 shares of our common stock at conversion prices ranging from $0.0725 to $0.11 per share. Mr. Frenkel owns warrants to purchase 1,066,667 shares of our common stock at exercise prices ranging from $0.09 to $0.15 per share, obtained in connection with his personal investments in the Company’s Notes Payable.

Frederick Ledlow, a director of the Company, has purchased convertible notes from the company at various times since January 25, 2007. As of June 30, 2008, the aggregate value of the long term 6% convertible notes held by Mr. Ledlow, including related interest notes issued in lieu of cash, totaled $20,195. These notes are convertible to 258,997 shares of our common stock at conversion prices ranging from $0.0725 to $0.11 per share. Mr. Ledlow owns warrants to purchase 33,333 shares of our common stock, at exercise prices ranging from $0.09 to $0.15 per share, obtained in connection with his personal investments in the Company’s Notes Payable.

Peter O’Gorman, a director of the Company, has purchased convertible notes from the company at various times since January 25, 2007. As of June 30, 2008, the aggregate value of the long term 6% convertible notes held by Mr. O’Gorman, including related interest notes issued in lieu of cash, totaled $40,390. These notes are convertible to 517,994 shares of our common stock at conversion prices ranging from $0.0725 to $0.11 per share. Mr. O’Gorman owns warrants to purchase 66,667 shares of our common stock, at exercise prices ranging from $0.09 to $0.15 per share, obtained in connection with his personal investments in the Company’s Notes Payable.

12. Contractual Obligations and Commitments

The Company has the following off-balance sheet commitments as of June 30, 2008, which are comprised primarily of a research and development fee contract, consulting and employment contracts, vendor agreements, notes payable, as well as numerous operating leases.

	(in thousands)
	Payments Due by
	Period	Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Research & development (“R&D”) fees (1)	$—	$—	$—	$—	$—
Consulting agreements	49	49	—	—	—
Employment agreements (2)	333	235	98	—	—
Vendor agreements	6	6	—	—	—
Operating leases	581	348	234	—	—
Total	$969	$638	$332	$—	$—

(1)           On January 26, 2006, R&D fees payable under a Patent and Sub-License Agreement with pHarlo IP were amended so as to have no minimum amounts payable after 2006; however, they are capped at $2,000,000 for 2007, $4,000,000 for 2008, $8,000,000 for 2009 and $10,000,000 for 2010 and beyond. During the six months ended June 30, 2008, we paid approximately $71,000 and accrued approximately $31,000 R&D fees.

(2)           As of June 30, 2008 the estimated future minimum annual compensation under these employment agreements, for 2008, 2009, and 2010 and beyond is approximately $130,000, $150,000 and $37,500.

13. Related Party Transactions

Greg Osborn

 In April 2007, the Company entered into an employment agreement with Greg Osborn in connection with his appointment as Executive Chairman, effective March 14, 2007. Mr. Osborn is the Managing Partner of Indigo Ventures, LLC, an affiliate of Middlebury Securities,LLC, formerly known as Indigo Securities, LLC, the firm that served as the placement agent for the offerings of the bridge notes issued in 2007 and the 6% Interest Notes due in September and December 2010. Mr. Osborn is also a registered representative of Middlebury Securities, formerly known as Indigo Securities. In connection with its services as placement agent in these transactions, Indigo Securities received an aggregate cash fee of $1,427,763 and seven-year warrants to purchase an aggregate of approximately 16,552,377 shares of our common stock at exercise prices between $0.0725 and $0.11 per share. Indigo Securities is entitled to a placement agent’s fee with respect to any securities purchased in any subsequent offering by any investors introduced to us by the placement agent, if such subsequent offering is consummated any time within the twelve month period following the final closing of the offering of the long term 6% convertible notes.

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

Dependence on Certain Customers

The Company’s dependence on certain customers as a percentage of total revenue is as follows:

	Three Months Ended June 30,
	2008	2007
Customer A	24%	18%
Customer B	15%	8%
Customer C	15%	10%
Customer D	14%	—%

	Six Months Ended June 30,
	2008	2007
Customer A	16%	15%
Customer B	9%	10%
Customer C	10%	6%
Customer D	13%	—%

Accounts Receivable Concentration

	Three Months Ended June 30,
	2008	2007
Customer A	30%	17%
Customer B	11%	10%
Customer C	16%	2%
Customer D	18%	—%

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

As disclosed in Note 11, beginning with the bridge note transaction in June 2007, the Company’s issuance of convertible notes have included provisions which require it to account for the conversion feature of the notes and the warrants issued in connection with the notes, as well as all other potentially issuable share instruments except share-based compensation to employees and non-employee directors, as derivative liabilities. Such instruments are recorded at fair value when issued and adjusted to fair value at each reporting date or when extinguished, converted or exercised, with the change in fair value reported in the statements of operations. As a result of changes in fair value since the later of December 31, 2007 or their issuance, we have recorded a gain on changes in fair value during the three and six month periods ended June 30, 2008 of approximately $3.5 million and $24.8 million respectively.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The derivative liabilities are valued using the Black-Scholes model using inputs applicable to each issuance. Such valuation falls under Level 3 of the fair value hierarchy under FAS 157.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

Fair Value Measurements Using
		Quoted Price in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	at	Assets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Derivative liabilities	$6,311,000	—	—	$6,311,000

The following two tables represent the reconciliation required for Level 3 inputs and the valuation inputs to the Black-Scholes model.

Balance - December 31, 2007	$31,656,000
Additions and settlements	(1,146,000)
Changes in fair value	(21,294,000)
Balance - March 31, 2008	$9,216,000
Additions and settlements	632,000
Changes in fair value	(3,537,000)
Balance - June 30, 2008	$6,311,000

Unrealized gains (losses) included in earnings for the six months ended June 30, 2008 attributable to derivative liabilities still held at June 30, 2008	$(22,629,000)
- Cumulative	$(38,708,000)

2008
Risk-free interest rate	1.7%-3.4%
Term of note or warrant	3-4 years
Stock price volatility	128%-136%
Dividend yield	—

16. Subsequent Events

As of August 6, 2008, holders of 6% Secured Convertible Notes due September 27, 2010 and 6% Secured Convertible Notes due December 20, 2010 (collectively, the “Notes”) representing greater than 80% of the outstanding principal amount of such notes have agreed to waive and/or amend (the “Consent and Agreement”) certain terms and conditions with respect to the Notes, the related warrants and the related subscription agreements.

As reported previously, the Company has received, at various dates since April 2008, cash in connection with bridge loans (the “Bridge Loans”) and has entered into an agreement with a private placement agent to raise additional funds (the “Qualified Raise”), the terms of which are still under negotiation. The Company is currently seeking up to $6.0 million through the Qualified Raise (which amount includes the Bridge Loans), and an additional $2.0 million through a receivables-based revolving financing (the “Revolving Financing”). There can be no assurances that the Company will be able to raise any funds pursuant to this private placement agreement.

The material waivers and/or amendments to the Notes are as follows:

•	The Qualified Raise, the Revolving Financing and the Bridge Loans will be senior to the Notes.

•
The conversion price adjustments applicable to the Notes that would otherwise be made in connection with the Qualified Raise, the Revolving Financing and the Bridge Loans have been waived in favor of a new conversion price as follows: (A) in the event that the conversion price for the notes expected to be issued in connection with the Qualified Raise, the Revolving Financing and the Bridge Loans is greater than or equal to $0.040 per share, the new conversion price is reduced to $0.044 per share, and the effective date for this new conversion price is July 30, 2008; (B) in the event that the conversion price for the notes expected to be issued in connection with the Qualified Raise, the Revolving Financing and the Bridge Loans is less than $0.040 per share, the new conversion price will be further reduced to the price that equals the product of the conversion price of such notes multiplied by 1.1.

•	The maturity of the Notes will be extended by six months.

•
The adjustments to the face value and exercise price of the warrants that were issued with the Notes that would otherwise be made to such warrants in connection with the Qualified Raise, the Revolving Financing and the Bridge Loans have been waived in favor of keeping the same number of warrants at a new exercise price as follows: (A) in the event that the exercise price of the warrants expected to be issued in connection with the Qualified Raise, the Revolving Financing and the Bridge Loans equals or exceeds $0.07 per share, the new exercise price will remain at, or be reduced to, $0.07 per share, and (B) in the event that the exercise price of the warrants expected to be issued in connection with the Qualified Raise, the Revolving Financing and the Bridge Loans is, or should become, less than $0.07 per share, the new exercise price will be reduced by an amount equal to the product of the then exercise price of such warrants multiplied by 1.2.

•	The adjustments to the conversion and exercise price described above will not result in further adjustment to the conversion and exercise price, except as described above.

•
Piggy back registration rights and participation rights are waived with respect to the Qualified Raise, the Revolving Financing and the Bridge Loans and the Company is permitted to grant immediate registration rights to any shares underlying the notes and/or warrants to be issued in the Qualified Raise, the Revolving Financing and the Bridge Loans.

•
The collateral agent with respect to the Notes is authorized to subordinate any collateral securing the Notes to the proposed security interest with respect to the Qualified Raise, the Revolving Financing and the Bridge Loans.

•
The amendment provisions of the Notes are changed to permit each holder to consent to the amendment of its Note without affecting other Notes and to permit amendment of all Notes upon the consent of at least 95% of the aggregate principal amount of the Notes then outstanding and amendment of all related warrants upon the consent of holders of warrants exercisable for at least 95% of shares issuable upon exercise of all warrants.

In addition, the Consent and Agreement provides that options and/or warrants exercisable for up to 4,500,000 shares of Common Stock to employees and/or consultants of the Company are permitted to be subject to exercise price anti-dilution protection under certain conditions.

In exchange for the above, the Company has agreed promptly to change its transfer agent to Continental Stock Transfer & Trust Company and to enter into an agreement with Conversion Agents LLC relating to the Notes and related warrants.

For those holders with respect to whom the Company receives a fully completed Consent and Agreement, the new exercise price for the related warrants, as described above, is effective from July 30, 2008.

Subsequent to June 30, 2008, the Company received additional cash in the aggregate amount of $300,000 in connection with the Bridge Loans.

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

We currently market:

•	Unifresh ® Footbath and other related products that clean and disinfect the hooves of dairy cows;

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

We are currently seeking to license and/or sell the Close Call™ brand an oral hygiene drink, and derivative applications.

Financial Overview

Until December 31, 2005, we were a development stage company. The quarterly period ended March 31, 2006 was the first period we were considered an operating company.

We are rapidly depleting our cash resources and our ability to continue to operate and grow our business is dependent upon obtaining additional financing from the proposed Qualified Raise or a similar sale of debentures, the exercise of outstanding warrants, and/or generating revenue growth from operations. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to obtain financing and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our operations and meet our obligations and we will be forced to consider the further restructuring of our operations, disposition of various assets, seeking of protection from our creditors, or ceasing of operations and liquidation. We anticipate that we will need approximately an additional $6 million to support our operations and meet our obligations over the next twelve months.

Related Party Transactions

Greg Osborn

 In April 2007, the Company entered into an employment agreement with Greg Osborn in connection with his appointment as Executive Chairman, effective March 14, 2007. Mr. Osborn is the Managing Partner of Indigo Ventures, LLC, an affiliate of Middlebury Securities, LLC, formerly known as Indigo Securities, LLC, the firm that served as the placement agent for the offerings of the bridge notes issued in 2007 and the 6% Interest Notes due in September and December 2010. Mr. Osborn is also a registered representative of Middlebury Securities, formerly known as Indigo Securities. In connection with its services as placement agent in these transactions, Indigo Securities received an aggregate cash fee of $1,427,763 and seven-year warrants to purchase an aggregate of approximately 16,552,377 shares of our common stock at exercise prices between $0.0725 and $0.11 per share. Indigo Securities is entitled to a placement agent’s fee with respect to any securities purchased in any subsequent offering by any investors introduced to us by the placement agent, if such subsequent offering is consummated any time within the twelve month period following the final closing of the offering of the long term 6% convertible notes.

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

In addition, the Company adopted the following critical accounting policies during 2008 as set forth below:

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Revenues for the three months ended June 30, 2008 were approximately $1,588,000 compared with approximately $632,000 for the corresponding period in 2007. This increase is primarily due to increased sales of Unifresh ® Footbath and related products used in the Dairy industry, offset by reduced sales of our poultry processing products. We expect that revenue will continue to increase throughout fiscal year 2008, primarily due to our intensified marketing efforts of our poultry processing products and the expansion of our distributor network for our Unifresh® Footbath product.

Gross Margin

Gross margin for the three months ended June 30, 2008 was $924,000 compared to $559,000 for the same period of the prior year. The gross margin percent decreased from 88% for the three months ended June 30, 2007 to 58% for the three months ended June 30, 2008. This decrease was primarily due to higher sales of a lower margin product mix in the dairy business.

Selling, General and Administrative

Selling, General and Administrative (“SGA”) expenses are primarily comprised of sales and marketing expenses, compensation expenses, professional fees, and general and administrative expenses. SGA expenses for the three months ended June 30, 2008 decreased by approximately $241,000 from approximately $3.4 million for the three months ended June 30, 2007, to approximately $3.2 million for the three months ended June 30, 2008.

Sales and marketing expenses consist primarily of salaries and other related expenses for sales and marketing personnel, sales commissions, promotional expenses, advertising, public relations and trade show expenses. Sales and marketing expenses for the three months ended June 30, 2008 decreased by approximately $68,000 compared to the three months ended June 30, 2007, primarily due to a decrease in sales related commissions.

Compensation expense consists primarily of salaries and other related expenses for senior management, sales and field service personnel, and finance and administrative employees of our company. Compensation expense charged to Selling, General and Administrative expense increased by approximately $355,000 for the three months ending June 30, 2008 compared to the same period in 2007, primarily due to an increase in field service personnel through additional hiring and the reassignment of personnel who had previously been engaged in research and development.

Professional fees for the three months ended June 30, 2008 compared to the same period in 2007 decreased by $404,000, primarily because a net accrual of $320,000 for fees related to the 2007 financing activities was not repeated in 2008. Accounting and audit fees were reduced by $63,000 and legal fees were reduced by $21,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

General and administrative expenses consist primarily of rent, insurance, freight, and travel and entertainment expenses. Travel and entertainment expenses for the three months ended June 30, 2008 increased by $80,000 compared to the same period in 2007, due to increased travel in support of national marketing activities. We also experienced an increase of approximately $19,000 in outbound freight expense due to increased shipments and the increased costs of fuel reflected in our carriers’ charges. These costs were partially offset by reduced rent expense of $35,000 and other general cost reductions of $47,000 for the three months ended June 30, 2008 compared to the same period in 2007.

Stock based compensation expense for selling, general and administrative employees decreased by approximately $268,000, to approximately $951,000 for the three months ended June 30, 2008 as compared to $1.2 million for the same time period in 2007. The expense associated with these awards is recorded as expense within the same functional expense category that the respective employee’s compensation is recorded. For the three months ended June 30, 2008, stock compensation expense was allocated as follows:

(in thousands)
Sales and marketing	$68
General and administrative	883
$951

Product Development

Product development consists primarily of product supplies and personnel expenses to support product development. Product development and research expenses for the three months ended June 30, 2008 decreased by approximately $141,000 to approximately $280,000 from approximately $349,000 for the three months ended June 30, 2007. This decrease is primarily due to our decision to focus our development efforts in a select smaller number of products. The decrease in the number of products we are developing and testing in the three months ended June 30, 2008 resulted in a decrease in consulting expenses and wages of approximately $134,000, and a decrease in stock based compensation expense of $13,000. These cost savings were partially offset by the consumption of an additional $14,000 of product supplies in support of research and development.

Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets as well as machinery and office equipment, remained consistent for the three months ending June 30, 2008 with the same expense for the three months ending June 30, 2007.

Interest Expense

Interest expense increased by approximately $39,000 from $175,000 for the three months ended June 30, 2007, to approximately $214,000 for the three months ended June 30, 2008. The increase was primarily due to accrued interest expense related to the long term 6% convertible notes primarily issued in 2007 and to the Bridge Loans issued in 2008.

Interest Income

Interest income remained constant for the three months ended June 30, 2008 compared with the three months ended June 30, 2007. Interest earned during these periods was related to the Note Receivable.

Amortization of fair value assigned to beneficial conversion feature and amortization of fair value of warrants

In connection with our financing arrangements we have issued equity instruments or included conversion terms at discount to the current market. We are required to allocate a portion of the proceeds to these features, which result in a debt discount. Such amounts are amortized over the stated life of the loan. We amortized approximately $1,482,000 related to debt discounts for all notes during the three months ended June 30, 2008, a reduction in amortization expense of approximately $1,705,000 from approximately $3,187,000 for the three months ended June 30, 2007. The reduction is due to the longer term to maturity for the majority of our Notes Payable at June 30, 2008 as compared to June 30, 2007.

Amortization of deferred financing costs

In connection with our financing arrangements we engaged a placement agent to facilitate the process. In connection with that engagement we paid a cash fee, issued equity instruments or made some combination of those payments. Such amounts are amortized over the stated life of the financing if it is a debt transaction or recorded as a cost of the offering if it is an equity transaction. We amortized approximately $174,000 related to debt financing during the three months ended June 30, 2008, a reduction in amortization expense of approximately $1,026,000 from approximately $1,200,000 for the three months ended June 30, 2007. The reduction is due to the longer term to maturity for the majority of our Notes Payable at June 30, 2008 as compared to June 30, 2007.

Change of value of derivative liability

Derivative liabilities result from the requirement to treat certain embedded features of our debt and equity instruments as liabilities. Such items are required to be recorded at, and subsequently adjusted at each reporting date to, fair value. Changes in fair value are recognized in our statement of operations. For the three months ended June 30, 2008, we recorded a non cash gain of $3.5 million due to the change in the fair value of the derivative liability related to the conversion features and warrants issued in connection with the long term 6% convertible notes and the changes in the fair value of the derivative liability related to the placement agent warrants.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Revenues for the six months ended June 30, 2008 were approximately $2,610,000 compared with approximately $1,057,000 for the corresponding period in 2007. This increase is primarily due to increased sales of Unifresh ® Footbath and related products used in the Dairy industry, offset by reduced sales of our poultry processing products. We expect that revenue will continue to increase throughout fiscal year 2008, primarily due to our intensified marketing efforts of our poultry processing products and the expansion of our distributor network for our Unifresh® Footbath product.

Gross Margin

Gross margin for the six months ended June 30, 2008 was $1,545,000 compared to $889,000 for the same period of the prior year. The gross margin percent decreased from 84% for the six months ended June 30, 2007 to 59% for the six months ended June 30, 2008. This decrease was primarily due to higher sales of a lower margin product mix in the dairy business.

Selling, General and Administrative

Selling, General and Administrative (“SGA”) expenses are primarily comprised of sales and marketing expenses, compensation expenses, professional fees, and general and administrative expenses. SGA expenses for the six months ended June 30, 2008 decreased by approximately $856,000 from approximately $6.6 million for the six months ended June 30, 2007, to approximately $5.8 million for the six months ended June 30, 2008.

Sales and marketing expenses consist primarily of salaries and other related expenses for sales and marketing personnel, sales commissions, promotional expenses, advertising, public relations and trade show expenses. Sales and marketing expenses for the six months ended June 30, 2008 decreased by approximately $92,000 compared to the six months ended June 30, 2007, primarily due to a decrease in sales related commissions.

Compensation expense consists primarily of salaries and other related expenses for senior management, sales and field service personnel, and finance and administrative employees of our company. Compensation expense charged to Selling, General and Administrative expense increased by approximately $584,000 for the six months ending June 30, 2008 compared to the same period in 2007, primarily due to an increase in field service personnel through additional hiring and the reassignment of personnel who had previously been engaged in research and development.

Professional fees for the six months ended June 30, 2008 compared to the same period in 2007 decreased by approximately $215,000, primarily because a net accrual of $320,000 for fees related to the 2007 financing activities was not repeated in 2008. This reduction was partially offset by an increase in legal fees of $155,000 for the six month period, related to proposed financing transactions, registration statements, and to protecting the company’s patents, intellectual property and trademarks. Other professional fees, including accounting and audit fees, were reduced by $50,000 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

General and administrative expenses consist primarily of rent, insurance, freight, and travel and entertainment expenses. The increase in general and administrative expenses for the six months ended June 30, 2008 compared to the same period in 2007 of approximately $108,000 was primarily due to an increase of $212,000 in travel and entertainment expense related to increased travel in support of national marketing activities. There was also an increase of approximately $47,000 in outbound freight expense due to increased shipments and the increased costs of fuel reflected in our carriers’ charges. These costs were partially offset by reduced rent expense of $66,000 and other general cost reductions of $85,000. Costs related to exiting the lease on our former offices in Danbury, CT, were recognized in 2007.

Stock based compensation expense for selling, general and administrative employees decreased by approximately $1,242,000, to approximately $1,321,000 for the six months ended June 30, 2008 as compared to $2.6 million for the same time period in 2007. The expense associated with these awards is recorded as expense within the same functional expense category that the respective employee’s compensation is recorded. For the six months ended June 30, 2008, stock compensation expense was allocated as follows:

(in thousands)
Sales and marketing	$165
General and administrative	1,156
Product development	2
$1,323

Product Development

Product development consists primarily of product supplies and personnel expenses to support product development. Product development and research expenses for the six months ended June 30, 2008 decreased by approximately $299,000 to approximately $534,000 from approximately $833,000 for the six months ended June 30, 2007. This decrease is primarily due to our decision to focus our development efforts in a select smaller number of products. The decrease in the number of products we are developing and testing in the six months ended June 30, 2008 resulted in a decrease in consulting expenses and wages of approximately $351,000, and a decrease in stock based compensation expense of $147,000. These cost savings were partially offset by the consumption of an additional $246,000 of product supplies in support of research and development.

Depreciation and Amortization Expense

Depreciation and amortization expense, which includes the amortization of identifiable intangible assets as well as machinery and office equipment, remained consistent for the six months ending June 30, 2008 with the same expense for the six months ending June 30, 2007.

Interest Expense

Interest expense increased by approximately $163,000 from $280,000 for the six months ended June 30, 2007, to approximately $443,000 for the six months ended June 30, 2008. The increase was primarily due to accrued interest expense related to the long term 6% convertible notes issued primarily in 2007 and to the Bridge Loan in 2008.

Interest Income

Interest income increased by approximately $12,000 from $33,000 for the six months ended June 30, 2007, to $45,000 for the six months ended June 30, 2008. The increase during the period was due to $12,000 interest on increased cash reserves in the first three months of 2008. The remainder of the interest earned during the six months ended June 30, 2007 and 2008 was related to the Note Receivable.

Amortization of fair value assigned to beneficial conversion feature and amortization of fair value of warrants

In connection with our financing arrangements we have issued equity instruments or included conversion terms at discount to the current market. We are required to allocate a portion of the proceeds to these features, which result in a debt discount. Such amounts are amortized over the stated life of the loan. We amortized approximately $2,676,000 related to debt discounts for all notes during the six months ended June 30, 2008, a reduction in amortization expense of approximately $2,196,000 from approximately $4,872,000 for the six months ended June 30, 2007. The reduction is due to the longer term to maturity for the majority of our Notes Payable at June 30, 2008 as compared to June 30, 2007.

Amortization of deferred financing costs

In connection with our financing arrangements we engaged a placement agent to facilitate the process. In connection with that engagement we paid a cash fee, issued equity instruments or made some combination of those payments. Such amounts are amortized over the stated life of the financing if it is a debt transaction or recorded as a cost of the offering if it is an equity transaction. We amortized approximately $352,000 related to debt financing during the six months ended June 30, 2008, a reduction in amortization expense of approximately $1,370,000 from approximately $1,722,000 for the six months ended June 30, 2007. The reduction is due to the longer term to maturity for the majority of our Notes Payable at June 30, 2008 as compared to June 30, 2007.

Change of value of derivative liability

Derivative liabilities result from the requirement to treat certain embedded features of our debt and equity instruments as liabilities. Such items are required to be recorded at, and subsequently adjusted at each reporting date to, fair value. Changes in fair value are recognized in our statement of operations. For the six months ended June 30, 2008, we recorded a non cash gain of $24.8 million due to the change in the fair value of the derivative liability related to the conversion features and warrants issued in connection with the long term 6% convertible notes and the changes in the fair value of the derivative liability related to the placement agent warrants.

Liquidity and Capital Resources

Liquidity - Going Concern

We are rapidly depleting our cash resources and our ability to continue to operate and grow our business is dependent upon obtaining additional financing from the proposed Qualified Raise or a similar sale of debentures, the exercise of outstanding warrants, and/or generating revenue growth from operations. While we have been in the process of aggressively developing, marketing and selling our products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of our efforts will be consistent with our cash availability and burn rate. If we are unable to obtain financing and/or generate sufficient revenue growth from existing and new business arrangements, we will not have sufficient cash to support our operations and meet our obligations and we will be forced to consider the further restructuring of our operations, disposition of various assets, seeking of protection from our creditors, or ceasing of operations and liquidation. We anticipate that we will need approximately an additional $6 million to support our operations and meet our obligations over the next twelve months.

Potential Liquidated Damages

Since our inception, we have funded operations and investing activities through the sale of common stock, warrants and convertible debt under several private placements. Requirements for liquidated damages under some of these private placements may have an impact on our future liquidity. To date we have satisfied and/or received waivers for the provisions of a majority of the agreements, that would have otherwise required us to pay liquidated damages, with the following exceptions:

- We have not received waivers and from time to time we have not satisfied some of the provisions of the registration rights agreements for the April 2004 and July 2004 convertible debt. Nevertheless, our obligation to accrue liquidated damages under these registration rights agreements ceased on April 30 and July 22, 2006, respectively. Through June 30, 2008, we have accrued $442,000 in liquidated damages related to these agreements.

- As of June 30, 2008, we have accrued the full amount of liquidated damages of $23,000 required under the January 26, 2006 registration rights agreement.

- The registration statement for the shares underlying the long term 6% convertible notes issued in December 2007 and related warrants, the interest notes related to the 6% convertible notes issued between September 2007 and January 2008 and the four-year warrants issued to purchasers of the bridge notes which had been issued in exchange for cash between December 1, 2006 and June 4, 2007 as well as the warrants issued to the placement agent in connection with the issuance of such bridge notes, and the long term 6% convertible notes, was not declared effective by the SEC on or before April 18, 2008, as required under the relevant registration rights provisions. Liquidated damages therefore began to accrue on April 19, 2008. The estimated amount of liquidated damages (which are payable in cash) for which the Company would be liable, assuming ineffectiveness from April 18, 2008 to June 30, 2008, is approximately $60,000.

The total accrual for liquidated damages at June 30, 2008 is $525,000.

Operating Activities

At June 30, 2008 our cash and cash equivalent balances were approximately $119,000 compared with $2,671,000 at December 31, 2007.

Net cash used in operating activities for the six months ended June 30, 2008 was approximately $4.1 million, primarily due to a net loss from operations of $5.3 million. Net cash used in operating activities for the six months ended June 30, 2007 was approximately $5.2 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2008 was approximately $21,000 as compared to approximately $86,000 for the six months ended June 30, 2007. The decrease in net cash used in investing activities was due to a reduction in purchases of equipment and the return of deposits previously made.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2008 was approximately $1.5 million as compared to approximately $5.1 million for the six months ended June 30, 2007.

Of this amount, $90,000 was the result of the exchange of warrants to purchase common stock at an exercise price of $0.09 per share for a 6% Note and associated Warrants, and $45,000 was the result of the issuance of a 6% Note for cash. The proceeds from these two Notes were net of original issue discounts of $15,000.

Between April and June 2008, the Company received cash in the amount of $910,000 in connection with the Bridge Loans . This cash reflects a discount of $182,000 from the expected face value of the corresponding 12% promissory notes (“2008 Bridge Notes”) that the Company intends to issue in the amount of $1,092,000 in connection with the corresponding Bridge Loans. In connection with these loans, it is anticipated that the Company will issue five-year warrants to purchase an aggregate of 15,160,600 shares of the Company’s common stock at an exercise price of $0.06 per share. Exercise of such warrants with respect to 6,843,000 shares would cause the Company’s issued and outstanding common stock, when added to the Company’s shares issuable upon the conversion of notes, exercise of warrants and exercise of options, to exceed the maximum number of shares of common stock the Company is currently authorized to issue under its certificate of incorporation.

Because the terms of the warrants issued may cause the potential number of shares issuable on conversion to be indeterminable due to an anti-dilution provision (in the event the Company does a subsequent financing, which event the Company cannot assert is improbable) which is not limited by the terms of the agreements, and the Company is unable to assure it will have sufficient available shares to issue upon conversion of all convertible instruments, the warrants are required to be recorded as derivative liabilities and as a discount to the value of the notes (See Note 15). The Company recorded an original debt discount of approximately $710,000 associated with the 2008 Bridge Notes. The derivative liability was subsequently marked to fair value using the Black-Scholes model at June 30, 2008 which resulted in a derivative liability of approximately $658,000.

The discount of $182,000 has been recorded as debt discount and is being amortized as interest expense over the life of the notes. The carrying value of the 2008 Bridge Notes at June 30, 2008 is $1,092,000, net of unamortized debt discount of $471,199, for a net carrying value of $620,801.

Between April and June 2008, the Company also received cash in the aggregate amount of $500,000 in connection with short-term loans (“2008 Short-Term Loans”), repayable upon demand, and bearing interest at the rate of 12% per annum.

Interest on all of the 6% Secured Convertible Promissory Notes is payable quarterly in cash or by issuance of new notes. As of June 30, 2008, in accordance with the terms of a consent signed by the majority of the noteholders, additional long term 6% convertible notes in the aggregate principal amount of $385,856 in lieu of cash interest payments due on March 31 and June 30, 2008 (the “Interest Notes”) were issued. The Interest Notes are materially identical in their terms to the original Notes, except that they are convertible at a conversion price of $0.11 per share.

Registration Rights Agreements

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

As it relates to the January 2006 private placement, despite using our best efforts, we failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006 we were required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 133,359 shares of common stock and warrants to purchase 133,359 shares of common stock. As of June 30, 2008, 2008, we had not issued these shares and warrants.

The Company is required to file a series of registration statements covering the resale of the shares of common stock underlying the long term 6% convertible notes and related warrants and interest notes and the four-year warrants issued to purchasers of the bridge notes which had been issued in exchange for cash between December 1, 2006 and June 4, 2007 as well as the warrants issued to the placement agent in connection with the issuance of such bridge notes and long term 6% convertible notes.

The shares underlying such notes and warrants have the following registration rights:

•
Upfront Registration: We are required to file a registration statement covering the resale of shares of common stock underlying such notes and warrants within 60 days of the issue dates of such notes and warrants (the “Filing Date”) and to cause the registration statement to become effective within 120 days of such issue dates (the “Effective Date”). The registration statement with respect to the long term 6% notes initially issued in September 2007 and related warrants was filed on November 9, 2007 and declared effective on January 16, 2008. A registration statement with respect to the long term 6% convertible notes issued in December 2007 and related warrants, the warrants related to the bridge notes, and the interest notes issued in December 2007 was filed on February 4, 2008, but has not yet been declared effective. To the extent we fail to file or cause to be declared effective any registration statement within specified time periods, we are required to pay liquidated damages (except with respect to warrants issued to the placement agent) equal to 1% of the principal amount of the affected notes and the purchase price of shares of common stock issued on conversion of these notes and exercise of related warrants for each 30-day delay in the filing or effectiveness of such registration statement (or such lesser pro-rata amount for any period of less than 30 days).

•
Additional Registration Statement: Because we could not include all of the common stock underlying the long term 6% convertible notes and related warrants in a registration statement without it being deemed a primary offering by the Securities and Exchange Commission, we were required to include in the registration statement the maximum number of securities that could be included therein, with the number of such securities allocated among the investors in proportion to the total registrable securities held by each investor on the date that the registration statement is filed. The registration rights of the shares underlying the long term 6% convertible notes issued in December 2007 and related warrants, the warrants related to the bridge notes, and the Interest Notes contain similar provisions. With respect to any securities that were not included in the registration statement, we will include the maximum amount of such securities in subsequent registration statements that will be filed on the earliest possible date on which such securities can be included without the subsequent registration statement being deemed a primary offering of securities by us.

•
Demand and Piggy-back Registrations: The holders of more than 50% of the shares of common stock issued and issuable upon conversion of the long term convertible notes and exercise of related warrants shall be entitled to one demand registration right commencing 121 days after the date of issuance of such notes and warrants (the “Closing Date”) until the second anniversary of the Closing Date. The investors will also be entitled to “piggy-back” registration rights on all registration statements filed by us (other than registration statements on Form S-4 or S-8 relating to issuances of securities in connection with business acquisitions or in connection with stock option or other employee benefit plans and other than any registration statement filed in connection with the Qualified Raise and/or Revolving Financing). In the event we fail to file these registration statements within 60 days or cause the registration statements to become effective within 150 days after a written request by the holders, we will be required to pay liquidated damages equal to 1% of the purchase price of the long term 6% convertible notes and the related warrants for each 30-day delay in the effectiveness of such registration statements.

•	We will bear all registration expenses (other than brokers' commissions and similar expenses and legal and other costs of the holders of securities).

The Company failed to cause the registration statement for the shares underlying the long term 6% convertible notes initially issued in December 2007 and related warrants, the warrants related to the bridge notes, and the interest notes issued in December 2007 to be declared effective by the SEC on or before April 18, 2008. Liquidated damages therefore began to accrue on April 19, 2008. The estimated amount of liquidated damages (which are payable in cash) for which the Company would be liable, assuming ineffectiveness from April 18, 2008 to June 30, 2008 is approximately $60,000.

Off-Balance Sheet Arrangements

During the six months and twelve months ended June 30, 2008 and December 31, 2007, respectively, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose entities; material trading activities in non-exchange traded commodity contracts; or transactions with persons or entities that benefit from their non-independent relationship with us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk, including changes in interest rates, relates primarily to cash and cash equivalents. These investments bear interest at a variable interest rate, which is subject to market changes. We have not entered into any interest rate swap agreements, or invested in other instruments to minimize our exposure to interest rate fluctuations. We have not invested in any derivative instruments in the past and do not presently plan to in the future. Our investment portfolio consists of demand deposits and money market mutual funds. Due to the highly liquid nature of our investment, a sudden sharp change in interest rates would not have a material adverse effect on the value of the portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, including our Chairman, Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our effectiveness of disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls as of the end of the period covered by the report were not effective due to the deficiencies described in our Management’s Report on Internal Control over Financial Reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

We have instituted and are continuing to implement corrective actions with respect to the deficiencies in our disclosure controls and procedures. The deficiencies will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months or the six months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

 Item 1A. Risk Factors

RISKS RELATED TO OUR BUSINESS

Unless we obtain new financing and/or generate revenue growth in the near future, our liquidity position will become significantly impaired.

At June 30, 2008, the Company had a total of approximately $119,000 of cash and cash equivalents. The Company is rapidly depleting its cash resources and its ability to continue to operate and grow its business is dependent upon obtaining additional financing from the proposed Qualified Raise described below or a similar sale of debentures, the exercise of outstanding warrants, and/or generating revenue growth from operations. The Company anticipates that it will need approximately an additional $6 million to support its operations and meet its obligations over the next twelve months.

The Company has incurred losses in its operations in each quarter since it changed its business direction in late 2002. For the three and six months ended June 30, 2008, the Company incurred a loss from operations of approximately $2.7 million and $5.3 million, respectively. The Company has not generated positive cash flow from operating activities for the six months ended June 30, 2008 and 2007. The Company expects to continue to incur operating losses for the foreseeable future. We anticipate operating expenses will increase as we attempt to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to operate and grow our business. While the Company has been in the process of aggressively developing, marketing and selling its products, there can be no assurance that those efforts will be met with success in the marketplace or that the timing of the Company’s efforts will be consistent with its cash availability and burn rate.

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have lost money in each fiscal quarter since we changed our business model to the development of products in the oral care, food processing, skin care, water purification and pet industries. We expect future losses and we may never become profitable.

We have incurred losses from operations in each quarter since we changed our business direction in late 2002. We had a net loss from operations of approximately $5.3 million for the six months ended June 30, 2008, and net income overall of approximately $16 million. Our net losses for the years ended December 31, 2007, 2006 and 2005 were approximately, $41,394,000, $62,943,000, and $18,269,000, respectively. We expect to continue to incur losses for the foreseeable future. We anticipate operating expenses will increase as we attempt to build our brands, expand our customer base and develop new products. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability. If we are not able to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

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

We currently market Unifresh® Footbath and related products that clean and disinfect the hooves of dairy cows, Tasker Blue, an antimicrobial aid used in the scalder process of poultry processing and the post-feather picker process, Tasker Clear, an acidifier that controls pH levels to enhance the effectiveness of liquid bacteriostatic applications, and Tasker Pacific Blue™ Seafood Wash, a product used in commercial and retail seafood processing to extend shelf life. Shelf life extension is the act of increasing the length of the time a product can spend during processing, distribution and retail before becoming unacceptable for consumption.

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

The ingredients that we use to produce the pHarlo concentrate are classified by the United States Food and Drug Administration (“USDA”) as “Generally Recognized as Safe”. Therefore, we believe that our current line of products that utilize the pHarlo concentrate, including the intended uses of these products, do not require further approval by the USDA. However, we may develop or acquire future products that use ingredients that will need to be approved by the USDA, or we may alter the intended uses of our current product, such that those products require additional USDA approval(s). There can be no assurance that USDA approval, if necessary, will be obtained.

We have begun in-plant testing of the pHarlo technology in certain intervention stages of poultry processing which will require USDA approval, in the form of a Letter of No Objections from the Food Safety and Inspection Service (“FSIS”). We have received such authorization from FSIS to market Tasker Blue in a post-chill spray application. There can be no assurance that we will receive the necessary authorization for applications in other intervention stages in poultry processing.

We have begun the commercialization phase of several applications of the pHarlo technology. There can be no assurance that we will successfully complete the commercial verification process. If we do not successfully complete the commercial verification process, this may have a material adverse effect on our business plan. In addition to the poultry processing industry, we are currently marketing the pHarlo technology for use in seafood processing. There can be no assurance that the products will obtain all necessary approvals, or, if granted, that the approvals will not include significant limitations on the indicated uses for which the products may be marketed or other restrictions or requirements that may reduce the value of the products.

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

Our Unifresh ® Footbath and related products control a hoof infection known as digital dermatitis that causes lameness, swelling and fever in dairy cows, resulting in a drastic decrease in milk production. Forms of treatment include antibiotic bandaging and topical sprays using Terramycin® (oxytetracycline — an antibiotic) and footbaths using Formalin (a saturated solution of formaldehyde), copper sulfate, Tetracycline (a broad-spectrum antibiotic) or Peracetic Acid (a disinfectant and sanitizer). Unifresh Footbath’s underlying technology, pHarlo technology, uses a highly acidified form of copper sulfate that helps control the bacteria that cause digital dermatitis. Some competing products using copper sulfate include QuickHit, Healthy Foot and HoofPro+ by SSI Corporation; Double-Action™ Hoof Treatment by West Agro, Inc.; and Hoofcare Supercharger manufactured by Marabo.

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

Currently, our seafood application product, Pacific Blue™, is being marketed as a treatment that reduces odors on seafood by reducing the bacteria that causes spoilage. When and if the market for Pacific Blue™ develops, additional products created by competitors may enter the market and compete.

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

In connection with our April 2004, July 2004, December 2004, September 2005 and January 2006 private placements, as well as in connection with the issuance of the long term 6% convertible notes, we entered into registration rights agreements with certain of our security holders in which we agreed to prepare and file with the SEC registration statements to register certain shares of common stock, which registration statements must be maintained effective for certain specified periods. If we are unable to comply with these provisions of these registration rights agreements, we may be obligated to pay liquidated damages to the holders of the securities covered by such registration rights agreements. If we are required to pay such liquidated damages or other amounts to these holders, our business, financial condition, operating results and cash flows would be materially adversely affected.

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

As it relates to the January 2006 private placement, despite using our best efforts, we failed to have the registration statement declared effective by the SEC on or before October 26, 2006. Consequently, as of December 31, 2006 we were required to issue to each holder of the January 2006 private placement, shares and warrants equal to one percent of the respective number of shares and warrants purchased by each holder or an aggregate of 133,359 shares of common stock and warrants to purchase 133,359 shares of common stock. As of June 30, 2008, 2008, we had not issued these shares and warrants.

The Company is required to file a series of registration statements covering the resale of the shares of common stock underlying the long term 6% convertible notes and related warrants and interest notes and the four-year warrants issued to purchasers of the bridge notes which had been issued in exchange for cash between December 1, 2006 and June 4, 2007 as well as the warrants issued to the placement agent in connection with the issuance of such bridge notes and long term 6% convertible notes. In the event the Company fails to file or cause these registration statements to become effective within specified time periods, it is required to pay liquidated damages (except with respect to warrants issued to the placement agent) equal to 1% of the principal amount of the affected notes and the purchase price of shares of common stock issued on conversion of these notes and exercise of related warrants for each 30-day delay in the filing or effectiveness of such registration statement (or such lesser pro-rata amount for any period of less than 30 days).

The Company failed to cause the registration statement for the shares underlying the long term 6% convertible notes initially issued in December 2007 and related warrants, the warrants related to the bridge notes, and the interest notes issued in December 2007 to be declared effective by the SEC on or before April 18, 2008. Liquidated damages therefore began to accrue on April 19, 2008. The estimated amount of liquidated damages (which are payable in cash) for which the Company would be liable, assuming ineffectiveness from April 18, 2008 to June 30, 2008 is approximately $60,000.

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

Our common stock is traded on the OTC Bulletin Board. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. The price of our common stock may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of our common stock has fluctuated widely in recent years, ranging from a low of $0.04 per share in the quarter ended June 30, 2008 to a high of $5.15 per share in the first quarter of fiscal year 2005, and continues to be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times, for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

The large number of shares available for future sale through options, warrants and debt conversion rights, as highlighted in Notes 7 and 11 to the June 30, 2008 financial statements, could adversely affect the price of our common stock.

There are approximately 142,883,000 common shares issued and outstanding as of June 30, 2008, an additional 148,054,000 potential shares issuable upon the conversion of notes, an additional 96,870,000 potential shares issuable upon the exercise of investor warrants, and an additional 69,036,000 potential shares issuable upon exercise of compensatory options, for a total of 456,843,000 potential shares. In addition, the registration rights agreement for the January 2006 private placement requires us to pay liquidated damages in the form of additional common stock and warrants. As of June 30, 2008, 133,359 shares and 133,359 warrants are issuable as liquidated damages under the terms of the January 2006 registration rights agreement. We intend to issue additional convertible 6% notes on a quarterly basis to the holders of our long term 6% notes in lieu of cash interest, which notes will have an additional potentially dilutive effect.

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

At our 2007 Annual Meeting of Stockholders, our stockholders approved a proposal granting our board of directors the discretionary authority to affect a reverse stock split at any time prior to June 30, 2009, without further stockholders’ approval. The range at which the board could affect the reverse stock split is from one-for-five to one-for-twenty, with the exact exchange ratio to be set by the board of directors in its sole discretion within this range at the time it elects to affect a reverse split. The effect of the reverse split upon the market price for our common stock cannot be accurately predicted. In particular, there is no assurance that prices for shares of our common stock after the reverse split will be five to twenty times, as applicable, greater than the price for shares of our common stock immediately prior to the reverse split. Furthermore, there can be no assurance that the marketability of the common stock will improve and that the market price of our common stock immediately after the proposed reverse split will be maintained for any period of time. Moreover, because some investors may view the reverse split negatively, there can be no assurance that the reverse split will not adversely impact the market price of our common stock or, alternatively, that the market price following the reverse split will either exceed or remain in excess of the current market price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2008, we issued the following stock options, warrants and common stock:

In April 2008, several investors in the long term 6% convertible notes converted $207,134 of principal and accrued interest into 6,718,465 shares of common stock. These shares were not registered under the Securities Act because such issuances were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as no commission or other remuneration was paid or given in connection with the conversion.

Between April and June 2008, the Company received cash in the amount of $910,000 in connection with the Bridge Loans . This cash reflects a discount of $182,000 from the expected face value of the corresponding 12% promissory notes (“2008 Bridge Notes”) that the Company intends to issue in the amount of $1,092,000 in connection with the corresponding Bridge Loans. In connection with these loans, it is anticipated that the Company will issue five-year warrants to purchase an aggregate of 15,160,600 shares of the Company’s common stock at an exercise price of $0.06 per share. These securities are not being registered under the Securities Act because such issuances are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as they are transactions by an issuer that do not involve a public offering of securities.

As of June 30, 2008, in accordance with the terms of a consent signed by the majority of the noteholders, additional long term 6% convertible notes in the aggregate principal amount of $385,856 in lieu of cash interest payments due on March 31 and June 30, 2008 (the “Interest Notes”) were issued. The Interest Notes are materially identical in their terms to the original Notes, except that they are convertible at a conversion price of $0.11 per share. These securities were not registered under the Securities Act because such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as they were transactions by an issuer that did not involve a public offering of securities.

Item 6. Exhibits

10.26
Form of 6% Secured Convertible Promissory Note due September 27, 2010 (incorporated by reference to Exhibit 10.84 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133549 filed on November 5, 2007))

10.27
Form of Warrant between Registrant and Purchasers of the 6% Secured Convertible Promissory Notes due September 27, 2010 (incorporated by reference to Exhibit 10.85 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133549 filed on November 5, 2007))

10.28
Form of Warrant between Registrant and Placement Agent of the 6% Secured Convertible Promissory Notes (incorporated by reference to Exhibit 10.86 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133549 filed on November 5, 2007))

10.29
Form of 6% Secured Convertible Promissory Note due December 20, 2010 (incorporated by reference to Exhibit 99(d)(2) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-78706 filed on November 21, 2007))

10.30
Form of Warrant issued to Purchasers of the 6% Secured Convertible Promissory Notes due December 20, 2010 (incorporated by reference to Exhibit 99(d)(3) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-78706 filed on November 21, 2007))

10.31	Form of Consent of Holders of 6% Secured Convertible Notes due September 27, 2010 and/or 6% Secured Convertible Notes due December 20, 2010, as of March 24, 2008
10.32	Notice and Form of Consent and Agreement of Holders of 6% Secured Convertible Notes due September 27, 2010 and/or 6% Secured Convertible Notes due December 20, 2010
10.33	Summary of Oral Agreement Relating to Notice and Form of Consent
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certifications by Principal Executive Officer
32.2	Section 1350 Certifications by Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASKER PRODUCTS CORP.

Date: August 14, 2008	By:	/s/ Doreen J. Remmen
Doreen J. Remmen
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

10.26
Form of 6% Secured Convertible Promissory Note due September 27, 2010 (incorporated by reference to Exhibit 10.84 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133549 filed on November 5, 2007))

10.27
Form of Warrant between Registrant and Purchasers of the 6% Secured Convertible Promissory Notes due September 27, 2010 (incorporated by reference to Exhibit 10.85 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133549 filed on November 5, 2007))

10.28
Form of Warrant between Registrant and Placement Agent of the 6% Secured Convertible Promissory Notes (incorporated by reference to Exhibit 10.86 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133549 filed on November 5, 2007))

10.29
Form of 6% Secured Convertible Promissory Note due December 20, 2010 (incorporated by reference to Exhibit 99(d)(2) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-78706 filed on November 21, 2007))

10.30
Form of Warrant issued to Purchasers of the 6% Secured Convertible Promissory Notes due December 20, 2010 (incorporated by reference to Exhibit 99(d)(3) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-78706 filed on November 21, 2007))

10.31	Form of Consent of Holders of 6% Secured Convertible Notes due September 27, 2010 and/or 6% Secured Convertible Notes due December 20, 2010, as of March 24, 2008
10.32	Notice and Form of Consent and Agreement of Holders of 6% Secured Convertible Notes due September 27, 2010 and/or 6% Secured Convertible Notes due December 20, 2010
10.33	Summary of Oral Agreement Relating to Notice and Form of Consent
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certifications by Principal Executive Officer
32.2	Section 1350 Certifications by Principal Financial Officer